Form 10-Q
period 1993-12-25
NS GROUP INC
filed 1994-02-03
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                        __________________

                             FORM 10-Q


    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    December 25, 1993

                                 OR

   ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________  to  _________


                Commission file number   1-9838


                             NS GROUP, INC.
         Exact name of registrant as specified in its charter


             KENTUCKY                          61-0985936
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)       Identification Number)


        Ninth and Lowell Streets, Newport, Kentucky   41072
              (Address of principal executive offices)

Registrant's telephone number, including area code (606) 292-6809

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X      NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common stock, no par value               13,802,363
      (Class)                   (Outstanding at January 31, 1994)





                       NS GROUP, INC.

                           INDEX


PART I    FINANCIAL INFORMATION                        PAGE


 Item 1  --  Financial Statements

  Condensed Consolidated Balance Sheets . . . . . . . .   3
  Condensed Consolidated Statements of Income . . . . .   4
  Condensed Consolidated Statements of Cash Flows . . .   5
  Notes to Condensed Consolidated Financial Statements    6

 Item 2  --  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations  . . . . . . . . . . . . . . .    9

PART II   OTHER INFORMATION

 Item 6  --  Exhibits and Reports on Form 8-K  . . . .   13


                     NS GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF DECEMBER 25, 1993 AND SEPTEMBER 25, 1993
                          (Dollars in thousands)
                                (Unaudited)

                                      December 25,  September 25,
                                        1 9 9 3       1 9 9 3
CURRENT ASSETS
  Cash and cash equivalents             $ 10,531      $  5,797
  Short-term investments                  53,576         3,457
  Accounts receivable, less allow-
   ance for doubtful accounts of
   $597 and $819, respectively            33,628        48,602
  Inventories                             36,515        41,691
  Other current assets                    19,770        27,175

    Total current assets                 154,020       126,722

PROPERTY, PLANT AND EQUIPMENT            256,479       265,093
  Less - Accumulated depreciation        (92,514)      (91,627)
                                         163,965       173,466
OTHER ASSETS                              21,683        17,054

    TOTAL ASSETS                        $339,668      $317,242

CURRENT LIABILITIES
  Notes payable                         $ 30,560      $ 26,967
  Accounts payable                        25,575        28,300
  Other current liabilities               26,573        23,263
  Current portion of long-term debt        8,098         9,132

    Total current liabilities             90,806        87,662

LONG-TERM DEBT                           151,068       156,056

DEFERRED TAXES                            12,808        10,902

COMMON SHAREHOLDERS' EQUITY
  Common stock, no par value, 40,000,000
  shares authorized; 13,795,013 and
  13,696,104 shares issued and
  outstanding, respectively               48,926        48,284
  Common stock options and warrants          219           208
  Retained earnings                       35,841        14,130

    Total common shareholders' equity     84,986        62,622

    TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY               $339,668      $317,242


   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   NS GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE MONTH PERIODS ENDED
              DECEMBER 25, 1993 AND DECEMBER 26, 1992
          (Dollars in thousands, except per share amounts)
                           (Unaudited)

                                     DECEMBER 25,    DECEMBER 26,
                                       1 9 9 3         1 9 9 2

NET SALES                              $  71,959       $ 77,779

COST AND EXPENSES
  Cost of products sold                   64,168         70,413
  Selling and administrative
    expenses                               5,980          7,188

  Operating income                         1,811            178

OTHER INCOME (EXPENSE)
  Gain on sale of subsidiary              35,292              -
  Interest expense                        (5,011)        (5,308)
  Interest income                            459             81
  Other, net                                 553            (18)

  Income (loss) before income taxes and
  cumulative effect of a change in the
  method of accounting for income taxes   33,104         (5,067)

PROVISION (CREDIT) FOR INCOME TAXES       13,078         (1,712)

  Income (loss) before cumulative
  effect of a change in accounting
  principle                               20,026         (3,355)

CUMULATIVE EFFECT, AS OF SEPTEMBER 25,
  1993, OF A CHANGE IN THE METHOD OF
  ACCOUNTING FOR INCOME TAXES              1,715              -

  Net income (loss)                    $  21,741       $ (3,355)

PER COMMON SHARE
  Income (loss) before cumulative effect
   of a change in accounting principle     $1.46          $(.25)
  Cumulative effect of a change in the
   method of accounting for income taxes     .12              -
  Net income (loss)                        $1.58          $(.25)

WEIGHTED AVERAGE SHARES OUTSTANDING   13,742,596     13,508,442



   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                 NS GROUP, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTH PERIODS ENDED
             DECEMBER 25, 1993 AND DECEMBER 26, 1992
                    (Dollars in thousands)
                         (Unaudited)

                                     DECEMBER 25,    DECEMBER 26,
                                       1 9 9 3         1 9 9 2
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                     $ 21,741        $ (3,355)
 Adjustments to reconcile net income
  (loss) to net cash flows from
  operating activities:
   Depreciation and amortization          4,661           4,698
   Increase (decrease) in deferred
    taxes                                 1,906          (1,705)
   Gain on sale of subsidiary           (35,292)              -
   Decrease in accounts
    receivable, net                       1,102           2,321
   Increase in inventories               (7,393)         (1,184)
   (Increase) decrease in other
    current assets                        2,332            (277)
   Increase (decrease) in accounts
    payable                               4,045          (3,767)
   Increase (decrease) in accrued
    liabilities                           7,643            (857)

      Net cash flows from operating
       activities                           745          (4,126)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of subsidiary      50,426               -
   Cash dividend from sold subsidiary     6,818               -
   Increase in property, plant &
    equipment, net                       (1,242)         (1,853)
   Increase in other assets              (4,777)           (142)
   (Increase) decrease in short-term
    investments                         (50,119)            352

      Net cash flows from investing
       activities                         1,106          (1,643)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in notes payable              3,593           5,710
   Proceeds from issuance of long-term
    debt                                    431             576
   Repayments on long-term debt          (1,733)         (2,374)
   Increase in deferred financing
    costs                                   (50)            (14)
   Proceeds from issuance of common
    stock                                   642              15



            NS GROUP, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTH PERIODS ENDED
             DECEMBER 25, 1993 AND DECEMBER 26, 1992
                   (Dollars in thousands)
                         (Unaudited)

                                     DECEMBER 25,    DECEMBER 26,
                                       1 9 9 3         1 9 9 2

      Net cash flows from financing
       activities                         2,883           3,913

      Net increase (decrease) in
       cash and cash equivalents          4,734          (1,856)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                 5,797           8,714

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                $10,531        $  6,858

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for:
    Interest                            $ 4,959        $  4,548
    Income taxes                        $     -        $      -


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               NS GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited)

(1) The condensed consolidated financial statements include the accounts of NS Group, Inc. and its wholly owned subsidiaries (the Company): Newport Steel Corporation, Koppel Steel Corporation, Erlanger Tubular Corporation, NSub I, Inc. (formerly known as Kentucky Electric Steel Corporation - see Note 2), Imperial Adhesives, Inc., N.K. Management, Inc. and N.K. Air, Inc. All significant intercompany balances and transactions have been eliminated.

The accompanying information reflects, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results for the interim periods. Reference should be made to NS Group, Inc.'s Form 10-K for the year ended September 25, 1993 for additional footnote disclosure, including a summary of significant accounting policies.

(2) On October 6, 1993, the Company sold all of the assets and liabilities of its wholly owned subsidiary, Kentucky Electric Steel Corporation (KES), to a newly formed public company in exchange for $45.6 million in cash and 400,000 shares (approximately 8%) of the new entity, valued at $4.8 million. In addition, the Company received $6.8 million in cash from the new entity in satisfaction of a dividend declared by KES prior to the sale. Cash proceeds from the sale are currently invested in short-term marketable securities.

The sale of KES resulted in a pre-tax gain of $35.3 million in the fiscal 1994 first quarter and increased net income and earnings per common share by $21.5 million and $1.57, respectively.

Subsequent to the sale, the Company changed the name of KES to NSub I, Inc., which currently holds the majority of the proceeds from the sale. The accompanying financial statements include the financial position, results of operations and changes in cash flows of KES for the comparative prior periods presented.

(3) At December 25, 1993 and September 25, 1993, inventories stated at the lower of LIFO (last-in, first-out) cost or market represent approximately 38% and 23% of total inventories before the LIFO reserve, respectively. Inventories consist of the following components ($000's):

                                 DECEMBER 25,   SEPTEMBER 25,
                                   1 9 9 3         1 9 9 3

     Raw materials                 $ 7,015        $ 5,736
     Semi-finished and
      finished goods                31,515         37,830
                                    38,530         43,566
     LIFO reserve                   (2,015)        (1,875)
                                   $36,515        $41,691


(4) Effective September 26, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Prior to adoption of Statement 109, deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. Under Statement 109, deferred tax liabilities and assets are based upon differences in the basis of assets and liabilities for financial statements and tax returns and are determined based on the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The significant components of the Company's deferred tax liabilities and assets as of the date of adoption of Statement 109 are as follows ($000's).

    Deferred tax liabilities, principally
    related to depreciation                        $29,085

    Deferred tax assets:
      Reserves and accruals                          5,445
      Net operating tax loss carryforward           17,773
      Alternative minimum tax and other
       tax credit carryforwards                      2,684

         Total deferred tax assets                  25,902
         Net deferred tax liability                $ 3,183


The cumulative effect of the change in accounting increased net income for the three months ended December 25, 1993 by $1.7 million, or $.12 per share.

During the first quarter of fiscal 1994, the Company also adopted the provisions of Statement of Financial Accounting Standards No.
115, "Accounting for Certain Investments in Debt and Equity
Securities" ("Statement 115").

Statement 115 requires the Company to mark certain of its investments to market either through the income statement or directly to common shareholders' equity, depending on the nature of the investment. The impact on the Company's financial statements from the adoption of Statement 115 was not material.

(5) As previously reported, the Company is investigating and evaluating various alternatives for treatment and disposal of radioactive contaminated baghouse dust stored at Newport Steel Corporation (Newport) stemming from two separate incidents in 1992 and 1993 in which a radioactive substance was accidently melted in Newport's melt shop operations. A final determination as to disposal methodology and cost and further regulatory requirements cannot be made at this time. Depending on the ultimate method of disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current recorded reserve estimates and the Company's insurance coverage. Based on current knowledge, management believes the recorded reserves for disposal costs pertaining to the 1993 and 1992 incidents of $4.4 million are adequate and the ultimate outcome will not have a material adverse effect on the Company's consolidated financial position; however, the impact on the Company's consolidated results of operations for a given year could be material.


               NS GROUP, INC. AND SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


General

The Company operates in two separate business segments. Within the specialty steel products segment are the operations of Newport Steel Corporation (Newport), a manufacturer of welded tubular steel products; Koppel Steel Corporation (Koppel), a manufacturer of seamless tubular steel, hot-rolled bar and semi-finished steel products; and Erlanger Tubular Corporation (Erlanger), a pipe finishing operation. Within the adhesives segment are the operations of Imperial Adhesives, Inc. (Imperial), a manufacturer of industrial adhesives products.

Reference is made to Note 2 to the Condensed Consolidated
Financial Statements included herein concerning the Company's sale of Kentucky Electric Steel Corporation (KES) in early
October, 1993. The following discussion includes the results of operations of KES for the comparative prior year period.

Results of Operations

The Company's sales and operating results for the three month periods ended December 25, 1993 and December 26, 1992 were as follows ($000's):

                                 DECEMBER 25,     DECEMBER 26,
                                   1 9 9 3          1 9 9 2

   Net Sales:
     Specialty steel segment
      Excluding KES                $63,762          $52,193
      KES                                -           19,348
                                    63,762           71,541
     Adhesives segment               8,197            6,238
      Total                        $71,959          $77,779

   Operating income (loss):
     Specialty steel segment
      Excluding KES                $ 2,153          $(1,226)
      KES                                -            1,772
                                     2,153              546
     Adhesives segment                 241              152
     Corporate allocations and
      income                          (583)            (520)
      Total                        $ 1,811          $   178


Consolidated net sales for the first quarter of fiscal 1994 decreased $5.8 million, or 7.5% from the comparable fiscal 1993 quarter, to $72.0 million. The specialty steel products segment net sales, excluding KES, increased $11.6 million, or 22.2%, while total specialty steel product net sales decreased $7.8 million, or 10.9%, due to the sale of KES in the first quarter of fiscal 1994. The adhesives segment net sales increased $2.0 million, or 31.4% from the comparable fiscal 1993 quarter.

Newport/Erlanger sales decreased $1.8 million, or 5.3% on a volume decline of 7.8%. The decrease in shipments was due in large part to greater drilling activity in the prior year comparable quarter which was stimulated by the impending expiration of tax credits for natural gas drilling. Average selling prices for all welded tubular products increased approximately 4% from the prior year comparative quarter despite being negatively impacted by a less favorable sales product mix. Koppel's seamless tubular sales increased $6.5 million, or 58% on a volume increase of 49.6%. Steel bar products sales, excluding KES, increased $6.8 million, or 90.5% on a volume increase of 68.6%. Overall seamless tubular and steel bar selling prices increased approximately 6% and 13%, respectively, from the prior year comparative quarter.

Scrap raw material costs on a per ton basis have increased approximately 40% over the first quarter of a year ago. The Company has recovered a portion of the increase through higher selling prices for its steel bar products; however, it has been significantly less successful in increasing tubular product sales prices. In addition, the average number of oil and gas drilling rigs in operation in the United States in the current quarter declined approximately 3% from the first quarter of 1993 and has continued to decline into the fiscal 1994 second quarter, resulting in further tubular pricing pressure. Additional price increases and improvements in shipments will continue to be highly dependent on the level of drilling activity in the U.S. and abroad as well as the level of activity in the steel industry and the general state of the economy.

The adhesives segment sales increased $2.0 million, or 31.4% from the first quarter of a year ago primarily the result of the growth and development of product lines acquired over the past year.

Consolidated operating income increased $1.6 million, from $178,000 in the first quarter of fiscal 1993 to $1.8 million in the current quarter. The increase was primarily attributable to improvements within the specialty steel segment.

Newport/Erlanger incurred an operating loss of $981,000 compared to an operating profit of $529,000 in the first quarter of fiscal 1993. The decrease was primarily attributable to the decline in shipments and higher scrap raw material costs as discussed above. Koppel earned an operating profit of $3.1 million in the current quarter versus an operating loss of $1.8 million for the comparable period of a year ago. The improvement was primarily attributable to improved operating efficiencies due to greater production and sales volumes, as discussed above, partially offset by increased scrap raw material costs. Imperial earned an operating profit of $241,000 compared to $152,000 for the first quarter of fiscal 1993. The increase was primarily related to increased sales volumes and operating efficiencies.

Interest expense decreased by $297,000 from the first quarter of fiscal 1993 primarily as a result of a decrease in long-term debt obligations. Interest income increased $378,000 from the first quarter of fiscal 1993 primarily due to interest earnings on the proceeds from the sale of KES. Included in the caption "Other Income (Expense) - Other, net" for the current quarter is $327,000 in insurance proceeds received in excess of amounts previously recorded as receivable at fiscal 1993 year end pertaining to Newport's contaminated dust clean up and disposal costs.

The sale of KES resulted in a pre-tax gain in the current quarter of $35.3 million and increased net income and earnings per common share by $21.5 million and $1.57, respectively. See Note 2 to the Condensed Consolidated Financial Statements included herein.

In the first quarter of fiscal 1994, the Company recorded an increase to net income of $1.7 million, or $.12 per share, for the cumulative effect of the adoption of Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes". Also see Note 4 to the Condensed Consolidated Financial Statements included herein.

Liquidity and Capital Resources

Working capital at December 25, 1993 was $63.2 million compared to $39.1 million at September 25, 1993. The current ratio was
1.70 to 1 compared to 1.45 to 1. These increases are primarily due to the Company's improved liquidity resulting from the sale of KES. At December 25, 1993, the Company had cash and short-term investments totaling $64.1 million compared to $9.3 million at September 25, 1993. At December 25, 1993, the Company had unused aggregate lines of credit available for borrowing of $4.9 million, of which $3.4 million was restricted for use at Koppel, with the remainder available for general corporate purposes.

Cash flows from operating activities was $745,000 in the first quarter of fiscal 1994, compared with a $4.1 million use in the prior year quarter. The improvement in operating cash flow, before the effect of the sale of KES and the adoption of Statement 109 was primarily attributable to a $1.9 million reduction in net loss as compared to the prior year; a decrease in other current assets resulting from the sale of land held for development; and an increase in accounts payable which was substantially offset by an increase in inventories. The increase in inventories and accounts payable were the result of unusually low levels at fiscal year end, partially due to the fiscal 1993 fourth quarter shutdown at Newport. The increase in accrued liabilities includes approximately $8.9 million in accrued income taxes related to the gain on the sale of KES.

Net cash flows from investing activities was $1.1 million for the quarter. As a result of the sale of KES, the Company received $45.6 million in cash and $4.8 million in common stock of the new entity. In addition, the Company received $6.8 million in cash from the new entity in satisfaction of a dividend declared by KES prior to the sale. Cash proceeds of $50.1 million were invested in short-term marketable securities during the quarter.

The Company made payments on long-term debt of $1.7 million during the quarter and increased its borrowings under its lines of credit since 1993 fiscal year end by $3.6 million. The Company believes that its current available cash position together with its cash flow from operations and borrowing sources will be sufficient to meet its anticipated operating cash requirements, including capital expenditures, for at least the next twelve months.





                   PART II  --  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

          a)  Exhibits - None.

          b)  Reports on Form 8-K - Current Report on Form
              8-K dated October 6, 1993 and filed November
              24, 1993 reporting under Item 2 the Company's sale of all of the assets and liabilities of its wholly-owned subsidiary, Kentucky Electric Steel Corporation; under Item 7(b) the unaudited proforma condensed balance sheet dated September 25, 1993 and the unaudited proforma condensed statement of income for the year ended
              September 25, 1993, and; under Item 7(c) certain agreements related to the sale.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           NS GROUP, INC.




Date:  February 3, 1994    By:  /s/Clifford R. Borland
                                Clifford R. Borland
                                President




Date:  February 3, 1994    By:  /s/John R. Parker
                                John R. Parker
                                Vice President and Treasurer