Form 10-Q
period 1994-03-26
NS GROUP INC
filed 1994-05-05
CIK 745026

SECURITIES AND EXCHANGE COMMISSION

                   Washington, DC   20549



                           FORM 10-Q



   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended      March 26, 1994



      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from         to


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock, no par value                13,803,913
         (Class)                  (Outstanding at May 2, 1994)

                   NS GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 26, 1994 AND SEPTEMBER 25, 1993
                       (Dollars in thousands)
                             (Unaudited)

                                       March 26,    September 25,
                                        1 9 9 4        1 9 9 3
CURRENT ASSETS
   Cash and cash equivalents           $  7,680       $  5,797
   Short-term investments                43,218          3,457
   Accounts receivable, less allowance
    for doubtful accounts of $674 and
    $819, respectively                   33,116         48,602
   Inventories                           35,110         41,691
   Other current assets                  17,722         27,175

    Total current assets                136,846        126,722

PROPERTY, PLANT AND EQUIPMENT           258,892        265,093
   Less - Accumulated depreciation      (96,954)       (91,627)
                                        161,938        173,466

OTHER ASSETS                             21,407         17,054

    TOTAL ASSETS                       $320,191       $317,242

CURRENT LIABILITIES
   Notes payable                       $ 28,284       $ 26,967
   Accounts payable                      22,177         28,300
   Other current liabilities             23,605         23,263
   Current portion of long-term debt      9,390          9,132

    Total current liabilities            83,456         87,662

LONG-TERM DEBT                          147,826        156,056

DEFERRED TAXES                            9,577         10,902

COMMON SHAREHOLDERS' EQUITY
  Common stock no par value,
  40,000,000 shares authorized;
  13,803,913 and 13,696,104 shares
  issued and outstanding, respectively   48,966         48,284
  Common stock options and warrants         233            208
  Retained earnings                      30,133         14,130

    Total common shareholders' equity    79,332         62,622

    TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY              $320,191       $317,242

    The accompanying notes to condensed consolidated financial statements are an integral part of these statements

                   NS GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED
                  MARCH 26, 1994 AND MARCH 27, 1993
           (Dollars in thousands, except per share amounts)
                             (Unaudited)

                        Three Months Ended    Six Months Ended
                        March 26, March 27,   March 26, March 27,
                          1994      1993        1994      1993

NET SALES               $ 66,012  $ 86,735    $137,971  $164,514

COST AND EXPENSES
 Cost of products sold    64,181    76,320     128,349   146,502
 Selling and admini-
  strative expenses        6,296     8,125      12,276    15,544

 Operating income (loss)  (4,465)    2,290      (2,654)    2,468

OTHER INCOME (EXPENSE)
 Gain on sale of
  subsidiary                   -         -      35,292         -
 Interest expense         (5,068)   (5,325)    (10,079)  (10,633)
 Interest income             388        61         847       142
 Other, net                   70      (307)        623      (325)

 Income (loss) before
  income taxes and
  cumulative effect of a
  change in the method
  of accounting for
  income taxes            (9,075)   (3,281)     24,029    (8,348)

PROVISION (CREDIT) FOR
 INCOME TAXES             (3,492)   (1,166)      9,586    (2,878)

 Income (loss) before
  cumulative effect of a
  change in accounting
  principle               (5,583)   (2,115)     14,443    (5,470)

CUMULATIVE EFFECT, AS OF
 SEPTEMBER 25, 1993, OF
 A CHANGE IN THE METHOD
 OF ACCOUNTING FOR
 INCOME TAXES                  -         -       1,715         -

 Net income (loss)      $ (5,583)  $(2,115)    $16,158   $(5,470)

PER COMMON SHARE
 Income (loss) before
  cumulative effect of
  a change in accounting
  principle                $(.40)    $(.16)      $1.05     $(.40)
 Cumulative effect of a
  change in the method
  of accounting for
  income taxes                 -         -         .12         -
 Net income (loss)         $(.40)    $(.16)      $1.17     $(.40)

WEIGHTED AVERAGE SHARES
  OUTSTANDING        13,801,774  13,510,048 13,772,185 13,509,245



    The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                  NS GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTH PERIODS ENDED
                  MARCH 26, 1994 AND MARCH 27, 1993
                       (Dollars in thousands)
                           (Unaudited)


                                         March 26,    March 27,
                                          1 9 9 4      1 9 9 3

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                      $ 16,158     $ (5,470)
  Adjustments to reconcile net income
   (loss) to net cash flows from
   operating activities:
    Depreciation and amortization           9,307        9,425
    Decrease in deferred taxes             (1,325)      (2,716)
    Gain on sale of subsidiary            (35,292)           -
    (Increase) decrease in accounts
     receivable, net                        1,614       (5,802)
    Increase in inventories                (5,988)        (871)
    Decrease in other current assets        4,380        4,360
    Increase (decrease) in accounts
     payable                                  647       (1,210)
    Increase (decrease) in accrued
     liabilities                            4,675          (24)

     Net cash flows from operating
       activities                          (5,824)      (2,308)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of subsidiary         50,426            -
  Cash dividend from sold subsidiary        6,818            -
  Increase in property, plant and
   equipment, net                          (3,655)      (3,421)
  Increase in other assets                 (4,818)        (399)
  (Increase) decrease in short-term
   investments                            (39,761)          67

     Net cash flows from investing
      activities                            9,010       (3,753)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in notes payable                 1,317        6,522
  Proceeds from issuance of long-term
   debt                                       431        1,150
  Repayments on long-term debt             (3,683)      (4,817)
  Increase in deferred financing costs        (50)         (14)
  Proceeds from issuance of common stock      682           20

     Net cash flows from financing
      activities                           (1,303)       2,861

     Net increase (decrease) in cash
      and cash equivalents                  1,883       (3,200)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                   5,797        8,714

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                 $  7,680     $  5,514

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                             $  9,460     $  9,467
    Income taxes                         $  2,530     $    275


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

(2) On October 6, 1993, the Company sold all of the assets and liabilities of its wholly owned subsidiary, Kentucky Electric Steel Corporation (KES), to a newly formed public company in exchange for $45.6 million in cash and 400,000 shares (approximately 8%) of the new entity, valued at $4.8 million. In addition, the Company received $6.8 million in cash from the new entity in satisfaction of a dividend declared by KES prior to the sale. Cash proceeds from the sale were invested in short-term marketable securities.

The sale of KES resulted in a pre-tax gain of $35.3 million and increased net income and earnings per common share by $21.5 million and $1.56, respectively.

Subsequent to the sale, the Company changed the name of KES to NSub I, Inc., which currently holds the majority of the proceeds from the sale. The accompanying financial statements include the financial position, results of operations and changes in cash flows of KES for the comparative prior periods presented.

(3) At March 26, 1994 and September 25, 1993, inventories stated at the lower of LIFO (last-in, first-out) cost or market represent approximately 35% and 23% of total inventories before the LIFO reserve, respectively. Inventories consist of the following components ($000's):

                                  MARCH 26,   SEPTEMBER 25,
                                   1 9 9 4       1 9 9 3

      Raw materials               $ 5,882       $ 5,736
      Semi-finished and
        finished goods             31,453        37,830
                                   37,335        43,566
      LIFO reserve                 (2,225)       (1,875)
                                  $35,110       $41,691


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

The cumulative effect of the change in accounting increased net income by $1.7 million, or $.12 per share.

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

(5) As previously reported, the Company is investigating and evaluating various alternatives for treatment and disposal of radioactive contaminated baghouse dust stored at Newport Steel Corporation (Newport) stemming from two separate incidents in 1993 and 1992 in which a radioactive substance was accidently melted in Newport's melt shop operations. A final determination as to disposal methodology and cost and further regulatory requirements cannot be made at this time. Depending on the ultimate method of disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current recorded reserve estimates and the Company's insurance coverage. Based on current knowledge, management believes the recorded reserves for disposal costs pertaining to the 1993 and 1992 incidents of $4.4 million are adequate and the ultimate outcome will not have a material adverse effect on the Company's consolidated financial position; however, the impact on the Company's consolidated results of operations for a given year could be material.



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

Reference is made to Note 2 to the Condensed Consolidated
Financial Statements included herein concerning the Company's sale of Kentucky Electric Steel Corporation (KES) in early
October, 1993. The following discussion includes the results of operations of KES for the comparative prior year periods.

Results of Operations

The Company's sales and operating results for the three and six month periods ended March 26, 1994 and March 27, 1993 were as follows ($000's):

                       Three Months Ended    Six Months Ended
                      March 26,  March 27,  March 26,  March 27,
                      1 9 9 4    1 9 9 3    1 9 9 4    1 9 9 3

Net sales:
 Specialty steel
  segment
   Excluding KES      $58,347    $57,123    $122,109   $109,316
   KES                      -     22,932           -     42,280
                       58,347     80,055     122,109    151,596
 Adhesives segment      7,665      6,680      15,862     12,918
   Total              $66,012    $86,735    $137,971   $164,514

Operating income
 (loss):
 Specialty steel
  segment
   Excluding KES      $(3,746)   $   179    $ (1,593)  $ (1,047)
   KES                      -      2,677           -      4,449
                       (3,746)     2,856      (1,593)     3,402

 Adhesives segment        131        222         372        374
 Corporate allocations
  and income             (850)      (788)     (1,433)    (1,308)
   Total              $(4,465)   $ 2,290    $ (2,654)  $  2,468



Consolidated net sales for the second quarter of fiscal 1994 decreased $20.7 million, or 23.9% from the comparable fiscal 1993 quarter, to $66.0 million. For the six month comparable period, consolidated net sales decreased $26.5 million, or 16.1%, to $138.0 million.

The specialty steel products segment net sales, excluding KES, increased $1.2 million, or 2.1% and $12.8 million, or 11.7% for the three and six month periods, respectively. Total specialty steel product net sales declined $21.7 million, or 27.1% and $29.5 million, or 19.5% for the three and six month periods, respectively, due to the sale of KES in the first quarter of fiscal 1994. The adhesives segment net sales increased $985,000, or 14.7% and $2.9 million, or 22.8% for the three and six month periods, respectively.

Newport/Erlanger sales decreased $6.1 million, or 19.1% on a volume decline of 23.4%, and $7.9 million, or 12.0% on a volume decline of 15.5% for the comparable three and six month periods, respectively. Shipments declined in the second quarter primarily as a result of customers' resistance to announced price increases that ultimately failed to take hold. In addition, severe winter weather conditions impacted negatively upon shipments. Overall, average selling prices for Newport's welded tubular products have increased 6.0% from the comparable second quarter of a year ago and 1.4% from fiscal 1994's first quarter. Koppel's second quarter seamless tubular sales were virtually unchanged from a year ago, while six month sales increased $6.5 million, or 24.2% on a 22.5% volume increase over the prior year. Steel bar sales, excluding KES, increased $7.3 million, or 80.1% on a volume increase of 59% and $14.1 million, or 84.8% on a volume increase of 63.4% for the three and six month periods, respectively.
Steel bar product prices increased approximately 13% for the three and six month periods. Steel bar product volume and prices have increased as a result of stronger user markets over the prior year.

The Company's steel scrap costs on a per ton basis have increased approximately 40% for the first six months over the comparable prior year period. The Company has recovered a portion of the increase through higher selling prices for its steel bar products; however, it has been significantly less successful in increasing tubular product sales prices. In addition, the average number of oil and gas drilling rigs in operation in the United States declined by approximately 13% during the first six months of fiscal 1994. This decline, combined with an influx of foreign product, has resulted in further tubular pricing pressure. Additional price increases and improvements in tubular product shipments will continue to be highly dependent on the level of drilling activity in the U.S. and abroad as well as the level of activity in the steel industry and the general state of the economy.

The increase in the adhesives segment sales over the prior year periods are primarily the result of the growth and development of product lines acquired over the past year.

Consolidated operating income decreased $6.8 million from a $2.3 million profit in the second quarter of fiscal 1993 to a loss of $4.5 million in the current quarter. For the six months, consolidated operating income decreased $5.1 million, from a profit of $2.5 million in fiscal 1993 to a loss of $2.7 in the first six months of fiscal 1994. The sale of KES accounted for $2.7 million and $4.4 million of the decline in operating profits for the three and six month periods, respectively. The remaining decrease in operating profits was primarily attributable to a decline in production and shipments of welded tubular products.

Newport/Erlanger incurred operating losses of $5.1 million and $6.1 million for the fiscal 1994 three and six month periods, respectively, compared to operating losses of $845,000 and $316,000 for the comparable periods of a year ago. The decreases from the prior year periods were primarily attributable to the decline in shipments, increased maintenance costs due to the severe winter weather and higher steel scrap costs as discussed above. Koppel earned an operating profit of $1.4 million and $4.5 million for the current quarter and six month periods, respectively, compared to a profit of $1.0 million and a loss of $731,000 for the comparative prior year periods. The improvements were primarily attributable to improved operating efficiencies due to greater production and sales volumes, particularly steel bar products, as discussed above, partially offset by increased steel scrap costs from the prior year periods. Imperial earned an operating profit of $131,000 and $372,000 for the three and six month periods, respectively, compared to $222,000 and $374,000 for the comparative periods of a year ago. The decline in profit for the second quarter comparative periods was primarily the result of costs associated with the consolidation of certain manufacturing processes and product lines.

Interest expense for the fiscal 1994 three and six month periods declined $257,000 and $554,000, respectively, from the comparable periods of a year ago primarily as a result of a decrease in long-term debt obligations. Interest income increased $327,000 and $705,000 from the prior year three and six month periods, respectively, primarily due to interest earnings on the proceeds from the sale of KES.

The sale of KES in the first quarter resulted in a pre-tax gain of $35.3 million and increased net income and earnings per common share by $21.5 million and $1.56, respectively. See Note 2 to the Condensed Consolidated Financial Statements included herein.

In the first quarter of fiscal 1994, the Company recorded an increase to net income of $1.7 million, or $.12 per share, for the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". See
Note 4 to the Condensed Consolidated Financial Statements included herein.

Liquidity and Capital Resources

Working capital at March 26, 1994 was $53.4 million compared to $39.1 million at September 25, 1993. The current ratio was 1.64 to 1 compared to 1.45 to 1. These increases are primarily due to the Company's improved liquidity resulting from the sale of KES. At March 26, 1994, the Company had cash and short-term investments totaling $50.9 million compared to $9.3 million at September 25, 1993. At March 26, 1994, the Company had unused aggregate lines of credit available for borrowing of $3.3 million, of which $2.8 million was restricted for use at Koppel, with the remainder available for general corporate purposes.

Cash flow used in operating activities totaled $5.8 million in the first six months of fiscal 1994, compared to a $2.3 million used in the prior year. The increase in cash used in operating activities, before the effect of the sale of KES and the adoption of Statement 109 was primarily attributable to a $1.6 million increase in net loss as compared to the prior year and an increase in inventories, partially offset by a decrease in accounts receivable due to the decline in welded tubular sales during the quarter.

The increase in inventories was the result of unusually low levels at fiscal year end, partially due to the fiscal 1993 fourth quarter shutdown at Newport. The increase in accrued liabilities is primarily attributable to an increase in accrued income taxes related to the gain on the sale of KES.

Net cash flows from investing activities was $9.0 million for the first six months of fiscal 1994. As a result of the sale of KES, the Company received $45.6 million in cash and $4.8 million in common stock of the new entity. In addition, the Company received $6.8 million in cash from the new entity in satisfaction of a dividend declared by KES prior to the sale. A portion of the cash proceeds have been utilized to fund the current quarter's operating losses. Remaining cash proceeds are invested in short-term marketable securities.

The Company made payments on long-term debt of $3.7 million during the first six months and increased its borrowings under its lines of credit by $1.3 million since the 1993 fiscal year end. The Company believes that its current available cash position together with its cash flow from operations and borrowing sources will be sufficient to meet its anticipated operating cash requirements, including capital expenditures, for at least the next twelve months.


                   PART II  --  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security-Holders

The annual meeting of shareholders was held on February 17, 1994. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

1. All nominees for director were elected. The vote was as follows:

                                    For           Withheld
Clifford R. Borland              11,959,026        25,279
Ronald R. Noel                   11,959,026        25,279
John B. Lally                    11,959,526        24,779
Patrick J. B. Donnelly           11,959,526        24,779
R. Glen Mayfield                 11,959,526        24,779


2. The proposal to ratify the Board of Directors' appointment of Arthur Andersen & Co. as the Company's independent public accountants for its fiscal year ending September 24, 1994 was approved (For, 11,940,897; Against, 26,859; Abstain, 16,549).


ITEM 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits - None.

         b)  Reports on Form 8-K - None.


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NS GROUP, INC.



Date:  May 5, 1994              By:  /s/Clifford R. Borland
                                     Clifford R. Borland
                                     President




Date:  May 5, 1994              By:  /s/John R. Parker
                                     John R. Parker
                                     Vice President and Treasurer