Form 10-Q
period 1994-06-25
NS GROUP INC
filed 1994-08-08
CIK 745026

SECURITIES AND EXCHANGE COMMISSION

                   Washington, DC   20549

                    _____________________

                          FORM 10-Q



   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended        June 25, 1994

                             OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock, no par value               13,808,883
         (Class)                 (Outstanding at July 25, 1994)



                          NS GROUP, INC.


                              INDEX




PART I       FINANCIAL INFORMATION                         PAGE


  Item 1     Financial Statements

    Condensed Consolidated Balance Sheets . . . . . . . . .  3
    Condensed Consolidated Statements of Income . . . . . .  4
    Condensed Consolidated Statements of Cash Flows . . . .  5
    Notes to Condensed Consolidated Financial Statements. .  6

  Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . .  9


PART II      OTHER INFORMATION

  Item 6     Exhibits and Reports on Form 8-K . . . . . . . 14













                   NS GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF JUNE 25, 1994 AND SEPTEMBER 25, 1993
                       (Dollars in thousands)
                             (Unaudited)

                                        June 25,    September 25,
                                        1 9 9 4        1 9 9 3
CURRENT ASSETS
   Cash and cash equivalents           $ 15,566       $  5,797
   Short-term investments                32,473          3,457
   Accounts receivable, less allowance
    for doubtful accounts of $689 and
    $819, respectively                   36,774         48,602
   Inventories                           35,108         41,691
   Other current assets                  16,158         27,175

    Total current assets                136,079        126,722

PROPERTY, PLANT AND EQUIPMENT           263,695        265,093
   Less - Accumulated depreciation     (101,439)       (91,627)
                                        162,256        173,466

OTHER ASSETS                             19,566         17,054

    TOTAL ASSETS                       $317,901       $317,242

CURRENT LIABILITIES
   Notes payable                       $ 28,429       $ 26,967
   Accounts payable                      25,720         28,300
   Other current liabilities             23,185         23,263
   Current portion of long-term debt     13,033          9,132

    Total current liabilities            90,367         87,662

LONG-TERM DEBT                          142,398        156,056

DEFERRED TAXES                            7,871         10,902

COMMON SHAREHOLDERS' EQUITY
  Common stock no par value,
  40,000,000 shares authorized;
  13,804,213 and 13,696,104 shares
  issued and outstanding, respectively   48,967         48,284
  Common stock options and warrants         248            208
  Unrealized loss on available for
   sale securities                         (248)             -
  Retained earnings                      28,298         14,130

    Total common shareholders' equity    77,265         62,622

    TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY              $317,901       $317,242

    The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                        NS GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
                         JUNE 25, 1994 AND JUNE 26, 1993
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                       Three Months Ended    Nine Months Ended
                                       June 25,  June 26,    June 25, June 26,
                                        1994      1993        1994      1993

NET SALES                             $ 80,807  $ 95,363    $218,778  $259,877

COST AND EXPENSES
 Cost of products sold                  73,604    82,889     201,953   229,391
 Selling and administrative expenses     5,826     7,570      18,102    23,114

 Operating income (loss)                 1,377     4,904      (1,277)    7,372

OTHER INCOME (EXPENSE)
 Gain on sale of subsidiary                  -         -      35,292         -
 Interest expense                       (4,987)   (5,203)    (15,066)  (15,836)
 Interest income                           425        67       1,272       209
 Other, net                                196       248         819       (77)

 Income (loss) before income taxes
  and cumulative effect of a change
  in accounting principle               (2,989)       16      21,040    (8,332)

PROVISION (CREDIT) FOR INCOME TAXES       (999)        5       8,587    (2,873)

 Income (loss) before cumulative effect
  of a change in accounting principle   (1,990)       11      12,453    (5,459)

CUMULATIVE EFFECT OF A CHANGE IN
 THE METHOD OF ACCOUNTING FOR
 INCOME TAXES                                -         -       1,715         -

 Net income (loss)                    $ (1,990) $     11    $ 14,168  $ (5,459)

PER COMMON SHARE
 Income (loss) before cumulative effect
  of a change in accounting principle    $(.14)    $   -       $ .91     $(.40)
 Cumulative effect of a change in the
  method of accounting for income taxes      -         -         .12         -
 Net income (loss)                       $(.14)    $   -       $1.03     $(.40)

WEIGHTED AVERAGE SHARES
OUTSTANDING                         13,803,976 13,516,950 13,782,782 13,511,813



           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                       NS GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTH PERIODS ENDED
                       JUNE 25, 1994 AND JUNE 26, 1993
                            (Dollars in thousands)
                                 (Unaudited)

                                                      June 25,     June 26,
                                                      1 9 9 4      1 9 9 3
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $ 14,168     $ (5,459)
  Adjustments to reconcile net income (loss) to
   net cash flows from operating activities:
    Depreciation and amortization                      13,953       14,149
    Decrease in deferred taxes                         (3,031)      (2,855)
    Gain on sale of subsidiary                        (35,292)           -
    Increase in accounts receivable, net               (2,044)     (10,648)
    Increase in inventories                            (5,986)        (163)
    Decrease in other current assets                    5,944        2,479
    Increase in accounts payable                        4,190        2,957
    Increase in other current liabilities               4,255        1,183

     Net cash flows from operating activities          (3,843)       1,643

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of subsidiary                     50,426            -
  Cash dividend from sold subsidiary                    6,818            -
  Increase in property, plant and equipment, net       (8,458)      (4,554)
  Increase in other assets                             (3,190)        (347)
  (Increase) decrease in short-term investments       (29,016)           41

     Net cash flows from investing activities          16,580       (4,860)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in notes payable                             1,462        4,295
  Proceeds from issuance of long-term debt                431        1,581
  Repayments on long-term debt                         (5,468)      (6,863)
  Increase in deferred financing costs                    (76)         (14)
  Proceeds from issuance of common stock                  683           51

     Net cash flows from financing activities          (2,968)        (950)

     Net increase (decrease) in cash and cash
      equivalents                                       9,769       (4,167)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          5,797        8,714

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 15,566     $  4,547

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                         $ 14,297     $ 14,045
    Income taxes                                     $  4,025     $    385


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

(3) At June 25, 1994 approximately $8.3 million in cash and short term investments were restricted.

(4) At June 25, 1994 and September 25, 1993, inventories stated at the lower of LIFO (last-in, first-out) cost or market represent approximately 32% and 23% of total inventories before the LIFO reserve, respectively. Inventories consist of the following components ($000's):





                                   JUNE 25,   SEPTEMBER 25,
                                   1 9 9 4       1 9 9 3

      Raw materials               $ 6,433       $ 5,736
      Semi-finished and
        finished goods             31,110        37,830
                                   37,543        43,566
      LIFO reserve                 (2,435)       (1,875)
                                  $35,108       $41,691


(5) Effective September 26, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Prior to adoption of Statement 109, deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. Under Statement 109, deferred tax liabilities and assets are based upon differences in the basis of assets and liabilities for financial statements and tax returns and are determined based on the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The significant components of the Company's deferred tax liabilities and assets as of the date of adoption of Statement 109 are as follows ($000's).

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


(6) As previously reported, the Company is investigating and evaluating various alternatives for treatment and disposal of radioactive contaminated baghouse dust stored at Newport Steel Corporation (Newport) stemming from two separate incidents in 1993 and 1992 in which a radioactive substance was accidently melted in Newport's melt shop operations. A final determination as to disposal methodology and cost and further regulatory requirements cannot be made at this time. Depending on the ultimate method of disposal, which will require appropriate federal and state regulatory approvals, the actual cost of disposal could substantially exceed current recorded reserve estimates and the Company's insurance coverage. Based on current knowledge, management believes the recorded reserves for disposal costs pertaining to the 1993 and 1992 incidents of $4.4 million are adequate and the ultimate outcome will not have a material adverse effect on the Company's consolidated financial position; however, the impact on the Company's consolidated results of operations for a given year could be material.


                     NS GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND  ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

General

The Company operates in two separate business segments. Within the specialty steel segment are the operations of Newport Steel Corporation (Newport), a manufacturer of welded tubular steel products; Koppel Steel Corporation (Koppel), a manufacturer of seamless tubular steel, hot-rolled bar and semi-finished steel products; and Erlanger Tubular Corporation (Erlanger), a pipe finishing operation. Within the adhesives segment are the operations of Imperial Adhesives, Inc. (Imperial), a manufacturer of industrial adhesives products.

Reference is made to Note 2 to the Condensed Consolidated Financial Statements included herein concerning the Company's sale of Kentucky Electric Steel Corporation (KES) in early October, 1993.
The following discussion includes the results of operations of KES for the comparative prior year periods.

Results of Operations

The Company's sales and operating results for the three and nine month periods ended June 25, 1994 and June 26, 1993 were as follows ($000's):

                       Three Months Ended    Nine Months Ended
                       June 25,   June 26,   June 25,   June 26,
                       1 9 9 4    1 9 9 3    1 9 9 4    1 9 9 3
Net sales:
 Specialty steel
  segment
   Excluding KES      $72,215    $63,547    $194,324   $172,863
   KES                      -     24,710           -     66,990
                       72,215     88,257     194,324    239,853
 Adhesives segment      8,592      7,106      24,454     20,024
   Total              $80,807    $95,363    $218,778   $259,877

Operating income
 (loss):
 Specialty steel
  segment
   Excluding KES      $ 1,723    $ 2,683    $    130   $  1,636
   KES                      -      2,697           -      7,146
                        1,723      5,380         130      8,782

 Adhesives segment        388        259         760        633
 Corporate allocations
  and income             (734)      (735)     (2,167)    (2,043)
   Total              $ 1,377    $ 4,904    $ (1,277)  $  7,372

Fiscal 1994 third quarter specialty steel segment net sales, excluding KES, increased $8.7 million, or 13.6% from the comparable fiscal 1993 quarter. For the nine month comparable periods, specialty steel segment net sales, excluding KES, increased $21.5 million, or 12.4%. Total specialty steel segment net sales declined $16.0 million, or 18.2% for the comparable three month periods and $45.5 million, or 19.0% for the comparative nine month periods, primarily due to the sale of KES in the first quarter of fiscal 1994.

Sales data for the Company's specialty steel segment for the three and nine month periods ended June 25, 1994 and June 26, 1993 were as follows:

                      Three Months Ended    Nine Months Ended
                      June 25,   June 26,   June 25,   June 26,
                      1 9 9 4    1 9 9 3    1 9 9 4    1 9 9 3

Tons shipped:
  Welded tubular       72,400     76,500    193,700    234,400
  Seamless tubular     25,300     22,500     66,000     55,700
  Bars, excluding KES  41,000     26,900    111,900     70,300
  Bars - KES                -     66,100          -    182,000
  Other                12,000      8,100     29,000     14,000

Net sales ($000's):
  Welded tubular      $30,306    $31,658   $ 81,236   $ 94,859
  Seamless tubular     19,631     18,495     53,206     45,522
  Bars, excluding KES  18,197     10,551     49,010     27,224
  Bars - KES                -     24,710          -     66,990
  Other                 4,081      2,843     10,872      5,258
                      $72,215    $88,257   $194,324   $239,853


Welded tubular net sales for the three month comparative period declined $1.4 million, or 4.3% on a volume decline of 5.4% while nine month net sales declined $13.6 million, or 14.4% on a volume decline of 17.4% from the comparative nine month period. Approximately $7.9 million of the nine month decline in welded tubular net sales occurred in the second fiscal quarter due to a decline in shipments that resulted from customers' resistance to announced price increases. The Company adjusted its selling prices in response to the decline and volume recovered in the third quarter, although shipments were slightly lower compared to the third quarter of fiscal 1993. For the three and nine month comparative periods, average selling prices for welded tubular products increased 1.0% and 3.5%, respectively.

Seamless tubular net sales increased $1.1 million, or 6.1% on a volume increase of 12.4% for the three month comparative periods. Seamless tubular net sales increased $7.7 million, or 16.9% on a volume increase of 18.5% for the nine month comparative periods. Average selling prices for seamless tubular products declined 5.7% and 1.3% for the three and nine month comparative periods, respectively.

Steel bar product net sales, excluding KES, increased $7.6 million, or 72.5% on a volume increase of 52.4% for the three month comparative periods. Bar product net sales, excluding KES, increased $21.8 million, or 80.0% on a volume increase of 59.2% for the nine month comparative periods. Steel bar product prices increased 13.3% and 13.2% for the three and nine month periods, respectively. Steel bar product volume and prices have increased as a result of stronger market demand over the prior year.

The increase in net sales of "other" products is primarily attributable to an increase in shipments of hot rolled coiled strip product by Newport, which resulted from stronger market demand for this product.

The Company's average steel scrap costs on a per ton basis for the fiscal 1994 three and nine month periods have increased approximately 18.3% and 29.9%, respectively, over the comparable periods of 1993. The Company has recovered a portion of the increase through higher selling prices for its steel bar products; however, it has generally not been successful in passing scrap cost increases through to tubular product customers.

Although the average number of oil and gas drilling rigs in operation in the United States (rig count) has increased for the fiscal year from 744 to 785, it has declined in each of the past two quarters. The level of drilling activity in the United States, as well as the level of foreign imports of tubular products into the United States, both of which affect the demand for the Company's tubular steel products, have resulted in further tubular product price erosion.

In response to the level of foreign imports of tubular products, in late June the Company along with six other U.S. steel companies filed antidumping petitions against imports of oil country tubular goods (OCTG) from seven foreign nations. The cases ask the U.S. government to take action to offset injury to the domestic OCTG industry from unfairly traded imports. The antidumping petitions were filed against OCTG imports from Argentina, Austria, Italy, Japan, Korea, Mexico and Spain. The Company also joined in filing countervailing duty cases charging subsidization of OCTG imports from Austria and Italy. The cases will be handled by the International Trade Administration of the U.S. Department of Commerce, which will investigate the existence and extent of dumping and subsidization, and by the U.S. International Trade Commission, which will assess whether dumping and subsidization have caused material injury to the U.S. industry. If affirmative findings are made by both agencies, duties may be imposed to offset the amount of subsidization and dumping. The Company cannot predict the outcome of the cases at this time.

Price increases and improvements in tubular product shipments will continue to be highly dependent on the level of drilling activity in the U.S. and abroad as well as the level of activity in the steel industry and the general state of the economy.

Fiscal 1994 third quarter adhesives segment net sales increased $1.5 million, or 20.9% from the comparable fiscal 1993 quarter. For the nine month comparable periods, adhesives segment net sales increased $4.4 million, or 22.1%. The increase in the adhesives segment sales over the prior year periods was primarily the result of the growth and development of product lines acquired in fiscal 1993.

Consolidated operating income decreased $3.5 million from $4.9 million in the third quarter of fiscal 1993 to $1.4 million in the current quarter. For the nine months, consolidated operating income decreased $8.7 million, from a profit of $7.4 million in fiscal 1993 to a loss of $1.3 million in the first nine months of fiscal 1994. For the three and nine month periods ended June 26, 1993, KES accounted for $2.7 million and $7.1 million, respectively, of operating income. The decrease in operating income was primarily attributable to the sale of KES, a decline in the Company's welded tubular products sales and increases in steel scrap costs as discussed above.

Newport/Erlanger incurred operating losses of $1.5 million and $7.7 million for the fiscal 1994 three and nine month periods, respectively, compared to an operating profit of $142,000 and an operating loss of $174,000 for the comparable periods of a year ago. The decline in operating margin for the three month comparative period was primarily attributable to the inability to recover higher steel scrap costs as discussed above. For the nine month comparative period, the decline was primarily attributable to higher scrap costs, a decline in welded tubular shipments as discussed above and increased maintenance costs due to the severe winter weather in the second fiscal quarter.

Koppel earned an operating profit of $3.3 million and $7.8 million for the current quarter and nine month period, respectively, compared to a profit of $2.5 million and $1.8 million for the comparative prior year periods. The improvements were primarily attributable to improved operating efficiencies due to greater production and sales volumes, particularly steel bar products, as discussed above. These improvements were partially offset by increased steel scrap costs and lower seamless tubular average selling prices from the prior year periods. Koppel's nine month operating results were also negatively affected by the severe winter weather of the second quarter.

Imperial earned an operating profit of $388,000 and $760,000 for the three and nine month periods, respectively, compared to $259,000 and $633,000 for the comparative periods of a year ago.

Interest expense for the fiscal 1994 three and nine month periods declined $216,000 and $770,000, respectively, from the comparable periods of a year ago primarily as a result of a decrease in long-term debt obligations. Interest income increased $358,000 and $1.1 million from the prior year three and nine month periods, respectively, primarily due to interest earnings on the proceeds from the sale of KES.

The sale of KES in the first quarter resulted in a pre-tax gain of $35.3 million and increased net income and earnings per common share by $21.5 million and $1.56, respectively. See Note 2 to the Condensed Consolidated Financial Statements included herein.

In the first quarter of fiscal 1994, the Company recorded an increase to net income of $1.7 million, or $.12 per share, for the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". See
Note 5 to the Condensed Consolidated Financial Statements included herein.

Liquidity and Capital Resources

Working capital at June 25, 1994 was $45.7 million compared to $39.1 million at September 25, 1993. The current ratio was 1.51 to 1 compared to 1.45 to 1 at September 25, 1993. These increases are primarily due to the Company's improved liquidity resulting from the sale of KES. At June 25, 1994, the Company had cash and short-term investments totaling $48.0 million compared to $9.3 million at September 25, 1993 and the Company had unused aggregate lines of credit available for borrowing of $7.4 million, of which $5.4 million was restricted for use at Koppel, with the remainder available for general corporate purposes. At June 25, 1994, approximately $8.3 million in cash and short-term investments were restricted.

Cash flow used in operating activities totaled $3.8 million in the first nine months of fiscal 1994. Major components include a net loss before the effect of the gain on the sale of KES and the adoption of Statement 109 of $9.1 million and a $6.0 million increase in inventories, partially offset by $14.0 million in non-cash depreciation and amortization charges and an increase in accounts payable and other current liabilities of $4.2 million and $4.3 million, respectively.

The increase in inventories and accounts payable was the result of unusually low levels at fiscal year end, partially due to the fiscal 1993 fourth quarter shutdown at Newport, as well as the increase in Koppel's business during fiscal 1994. The increase in accrued liabilities is primarily attributable to an increase in accrued income taxes related to the gain on the sale of KES.

Net cash flows from investing activities was $16.6 million for the first nine months of fiscal 1994. As a result of the sale of KES, the Company received $45.6 million in cash and $4.8 million in common stock of the new entity. In addition, the Company received $6.8 million in cash from the new entity in satisfaction of a dividend declared by KES prior to the sale. A portion of the cash proceeds have been utilized to fund the current year's operating losses. Remaining cash proceeds are invested in short-term marketable securities.

The Company made payments on long-term debt of $5.5 million during the first nine months and increased its borrowings under its lines of credit by $1.5 million since the 1993 fiscal year end. The Company believes that its current available cash position together with its cash flow from operations and borrowing sources will be sufficient to meet its anticipated operating cash requirements, including capital expenditures, for at least the next twelve months.





                     PART II  --  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits - Reference is made to the Index to Exhibits, which is incorporated herein by reference.

         b)  Reports on Form 8-K - None.


                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NS GROUP, INC.



Date:   July 29, 1994           By:  /s/Clifford R. Borland
                                     Clifford R. Borland
                                     President




Date:   July 29, 1994           By:  /s/John R. Parker
                                     John R. Parker
                                     Vice President and Treasurer



                    INDEX TO EXHIBITS



Number

10(d) Rights Agreement dated as of November 17, 1988 between Registrant and Pittsburgh National Bank, filed as Exhibit 1 to Registrants's Form 8-K dated November 17, 1988, File No. 1-9838, and incorporated herein by this reference; and Appointment and Amendment Agreement dated July 29, 1994 between Registrant and Registrar Transfer Company, filed herewith.