Form 10-K
period 1994-09-24
NS GROUP INC
filed 1994-12-16
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                __________

                                  FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE x SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended            September 24, 1994

                                 OR

      ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

                                    Commission file number   1-9838

                              NS GROUP, INC.
         (Exact name of registrant as specified in its charter)

            Kentucky                                   61-0985936
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                 Identification Number)

           Ninth and Lowell Streets, Newport, Kentucky  41072
                                    (Address of principal executive offices)

Registrant's telephone number, including area code    (606) 292-6809

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
      Title of each class                       on which registered
   Common Stock, no par value                 New York Stock Exchange
   Preferred Stock Purchase Rights            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Based on the closing sales price of November 28, 1994, as reported in The Wall Street Journal, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $42.5 million.

                          [Cover page 1 of 2 pages]

The number of shares outstanding of the registrant's Common Stock, no par value, was 13,809,413 at November 28, 1994.


                                    DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and III incorporate certain information by reference from the Annual Report to Shareholders for the fiscal year ended September 24, 1994 ("1994 Annual Report To Shareholders"). Part III also incorporates certain information by reference from the Company's Proxy Statement dated December 20, 1994 for the Annual Meeting of Shareholders on February 16, 1995.
                          [Cover page 2 of 2 pages]

                                     PART I

ITEM 1.  BUSINESS

General

     The Company was incorporated in Kentucky in 1980 as Newport Steel Corporation for the purpose of purchasing the operating assets of the Newport Steel Works from Interlake, Inc. (Interlake). The Company changed its name to NS Group, Inc. in 1987 and transferred its tubular manufacturing operations to a subsidiary renamed Newport Steel Corporation. As used herein, the terms "Company" and "NS Group" refer to NS Group, Inc. and its subsidiaries, unless otherwise required by the context.

     In October 1990, the Company, through a newly-formed wholly-owned subsidiary, acquired certain assets now comprising Koppel Steel Corporation ("Koppel"), a steel mini-mill located in western Pennsylvania. Koppel manufactures seamless tubular products, special bar quality (SBQ) products and semi-finished steel products. Koppel operates melting and casting facilities and a bar mill in Koppel, Pennsylvania as well as a seamless tube-making facility approximately 20 miles from Koppel in Ambridge, Pennsylvania. Koppel's seamless tubular products are used in oil and natural gas drilling and production operations and in the transmission of oil, natural gas and other fluids. SBQ products are primarily used by forgers and original equipment manufacturers of heavy equipment and off-road vehicles.

     In October, 1993, the Company sold its wholly-owned subsidiary, Kentucky Electric Steel Corporation, to a newly formed public company in exchange for $45.6 million in cash and 400,000 shares (approximately 8%) of the new public company, then valued at $4.8 million. Kentucky Electric Steel Corporation was sold in order to enhance the Company's financial flexibility. Additional information pertaining to this transaction is incorporated herein by reference from Note 2 to the Consolidated Financial Statements included in the 1994 Annual Report to Shareholders, such relevant portion filed herewith under Exhibit 13, under the caption "Consolidated Financial Statements."

     NS Group conducts business in two industry segments.

         Specialty Steel -- includes three wholly-owned subsidiaries:
Newport Steel Corporation (Newport), a mini-mill manufacturer of welded tubular steel products and hot rolled coils, located near Newport, Kentucky; Erlanger Tubular Corporation (Erlanger), a tubular steel finishing operation acquired in late fiscal 1986, located near Tulsa, Oklahoma; and Koppel Steel Corporation (Koppel), a mini-mill manufacturer of seamless tubular steel products, special bar quality products and semi-finished steel products, acquired in October, 1990, located in western Pennsylvania.

         Adhesives -- includes the wholly-owned subsidiary, Imperial Adhesives, Inc. (Imperial), a manufacturer of industrial adhesives products, located in Cincinnati, Ohio.


     Incorporated herein by reference is Note 14 to the Consolidated Financial Statements included in the 1994 Annual Report to Shareholders such relevant portion filed herewith under Exhibit 13, under the caption "Consolidated Financial Statements" for additional information pertaining to industry segment data.

Specialty Steel Segment

     The Company's specialty steel products consist of: (i) seamless and welded tubular goods primarily used in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); (ii) line pipe used in the transmission of oil, natural gas and other fluids; (iii) SBQ products primarily used in the manufacture of heavy industrial equipment and off-road vehicles; and (iv) hot rolled coils which are sold to service centers and other manufacturers for further processing. The Company manufactures these specialty steel products at its two mini-mills, located in Koppel, Pennsylvania and near Newport, Kentucky. The term mini-mill connotes a smaller, relatively low-cost mill that typically uses scrap steel as its basic raw material and offers a relatively limited range of products.

     Products

     Seamless OCTG Products. The Company's seamless OCTG products are used as drill pipe, casing and production tubing. Drill pipe is used and may be reused to drill several wells. Casing forms the structural wall of oil and natural gas wells to provide support and prevent caving during drilling operations and is generally not removed after it has been installed in a well. Production tubing is placed within the casing and is used to convey oil and natural gas to the surface. The Company's seamless OCTG products are sold as a finished threaded and coupled product in both carbon and alloy grades. Compared to similar welded products, seamless production tubing and casing are better suited for use in hostile drilling environments such as off-shore drilling or deeper wells because of their greater strength and durability.

     Welded OCTG Products. The Company's welded OCTG products are used primarily as casing in oil and natural gas wells during drilling operations. Welded OCTG products are generally used when higher strength is not required, typically in wells less than 10,000 feet in depth. The Company sells its welded OCTG products as both a plain end and as a finished tubular product in both carbon and alloy grades.

     The demand for domestic OCTG products is primarily dependent on the number and depth of oil and natural gas wells being drilled in the United States. The level of drilling activity is largely a function of the current prices of oil and natural gas and the industry's future price expectations. Demand for OCTG products is also influenced by the levels of inventory held by producers, distributors and end users. In addition, the demand for OCTG products produced domestically is also significantly impacted by the level of foreign imports of OCTG products. The level of OCTG imports is affected by: (i) the value of the U.S. dollar versus other key currencies; (ii) overall world demand for OCTG products; (iii) the production cost competitiveness of domestic producers; (iv) trade practices of, and government subsidies to, foreign producers; and (v) the presence or absence of governmentally imposed trade restrictions in the United States.

     Line Pipe Products. The Company's line pipe products are primarily used in gathering lines for the transportation of oil and natural gas at the drilling site and in transmission lines by both gas utility and transmission companies. The Company's seamless and welded line pipe products are shipped as a plain end product and welded together on site. The majority of the Company's line pipe sales are welded products. The demand for line pipe is only partially dependent on oil and gas drilling activities. Line pipe demand is also dependent on factors such as the level of pipeline construction activity, line pipe replacement requirements, new residential construction and gas utility purchasing programs.

     Special Bar Quality Products. The Company manufactures SBQ products in a specialized market niche of products ranging in size from 2.875 to
6.0 inches. The Company produces its SBQ products from continuous cast blooms that enables substantial size reduction in the bloom during processing and provides heavier strength-to-weight ratios. These SBQ products are primarily used in critical weight-bearing applications such a suspension systems, gear blanks, drive axles for tractors and off-road vehicles, heavy machinery components and hydraulic and pneumatic cylinders.

     Hot Rolled Coils. The Company produces commercial quality grade hot rolled coils, from 28 to 50 inches in width, between 0.125 and 0.500 inches in gauge, and in 15 ton coil weights. In the past, the Company typically limited its production of hot rolled coils to the amount required to supply its welded pipe mills for conversion into welded tubular products. However, as a result of recent strong demand for hot rolled coils, the Company has begun to utilize its excess melting and rolling capacity to produce hot rolled coils for direct sale to third parties. These products are sold to service centers and to others for use in high-strength applications.

     Other Products. The Company's OCTG products are inspected and tested to ensure that they meet API specifications. Products that do not meet specification are classified as secondary or limited service products and are sold at substantially reduced prices.

     Finishing Facilities. The Company processes and finishes a portion of its own welded and seamless tubular products, and to a lesser extent, those of other tubular producers, at Erlanger and at its Koppel-owned facility in Baytown, Texas (Baytown). The finishing processes at Erlanger include upsetting, which is a forging process that thickens tube ends; heat treating, which is a furnace operation designed to strengthen the steel; straightening; coating for rust prevention; and threading. Currently, Baytown is capable of upsetting, coating and threading. After finishing, products are either immediately reshipped to customers or stored as inventory to enable the Company to respond quickly to customer needs.

     Markets and Distribution

     The Company sells its specialty steel products to its customers through an in-house sales force which is supplemented by a number of independent sales representatives. The primary end markets for the Company's seamless tubular products has been the southwest United States and certain foreign markets. Nearly all of the Company's OCTG products are sold to domestic distributors, some of whom subsequently sell the Company's products into the international marketplace. The Company has historically marketed its welded tubular products in the east, central and southwest regions of the United States, in areas where shallow oil and gas drilling and exploration activity utilize welded tubular products. The Company sells its SBQ products to customers located generally within 400 miles of the Koppel facilities.

     All of the Company's steel-making and finishing facilities are located on or near major rivers or waterways, enabling the Company to transport its tubular products into the southwest by barge. The Company ships substantially all of its welded OCTG products destined for the southwest region by barge, and with the addition of Baytown, the Company will be shipping substantially all of its seamless OCTG product destined for the southwest by barge as well.

     Customers

     The Company has approximately 300 specialty steel product customers. The Company's OCTG and line pipe products are used by major and independent oil and natural gas exploration and production companies in drilling and production applications in the United States, Canada, Mexico and overseas. Line pipe products are also used by gas utility and transmission companies. The majority of the Company's OCTG and line pipe products are sold to domestic distributors and directly to end users.
The Company sells its SBQ products to service centers, cold finishers, forgers and original equipment manufacturers, and primarily sells its hot rolled coils to service centers and other manufacturers for further processing. The Company has long-standing relationships with many of its larger customers; however, the Company believes that it is not dependent on any customer and that it could, over time, replace lost sales attributable to any one customer.

     Competition

     The markets for the Company's specialty steel products are highly competitive and cyclical. The Company believes that the principal competitive factors affecting its business are price, quality and customer service.

     The Company competes with a number of domestic as well as foreign producers in the welded tubular market, which includes both OCTG and line pipe products. In the seamless OCTG market, the Company competes principally with one domestic producer as well as a number of foreign producers. With respect to its SBQ products, the Company competes with numerous other domestic steel manufacturers.

     Trade Cases. In response to the rising level of foreign imports of OCTG products, on June 30, 1994, the Company and six other U.S. steel companies filed antidumping petitions against imports of OCTG products from seven foreign nations. The cases ask the United States government to take action to offset injury to the domestic OCTG industry from unfairly traded imports. The antidumping petitions were filed against OCTG imports from Argentina, Austria, Italy, Japan, Korea, Mexico and Spain. The Company also joined in filing countervailing duty cases charging subsidization of OCTG imports from Austria and Italy. The cases are being handled by the International Trade Administration of the United States Department of Commerce, which is investigating the existence and extent of dumping and subsidization, and by the United States International Trade Commission which is assessing whether dumping and subsidization have caused material injury to the United States OCTG industry. In August 1994, the International Trade Commissioners voted unanimously that there was reasonable indication of material injury which warrants further investigation of the petitions. The existence and extent of unfair trade practices could be determined as early as late January 1995, and preliminary tariffs could be imposed at that time. Final determinations regarding unfair trade practices and any injury caused thereby are expected in the summer of 1995. While the Company cannot predict the outcome of the cases at this time, the Company believes that a favorable ruling could decrease foreign shipments of OCTG products and increase the volume and selling price of the Company's shipments.

     Raw Materials and Supplies

     The Company's major raw material is steel scrap, which is generated principally from industrial, automotive, demolition, railroad and other steel scrap sources. Steel scrap is purchased by the Company either through scrap brokers or directly in the open market. The long-term demand for steel scrap and its importance to the domestic steel industry may be expected to increase as steel-makers continue to expand steel scrap-based electric arc furnace and thin slab casting capacities. For the foreseeable future, however, the Company believes that supplies of steel scrap will continue to be available in sufficient quantities at competitive prices. In addition, a number of technologies exist for the processing of iron ore into forms which may be substituted for steel scrap in electric arc furnace-based steel-making operations. Such forms include direct-reduced iron, iron carbide and hot-briquette iron. While such forms may not be cost competitive with steel scrap at present, a sustained increase in the price of steel scrap could result in increased implementation of these alternative technologies.

     The Company's steel manufacturing facilities consume large amounts of electricity. The Company purchases its electricity from utilities near its steel-making facilities pursuant to contracts that expire in 1995 for Koppel and 2001 for Newport. The contracts contain provisions that provide for lower priced demand charges during off-peak hours and known maximums in higher cost firm demand power. Also, the Company receives discounted demand rates in return for the utilities' right to periodically curtail service during periods of peak demand. These curtailments are generally limited to a few hours and historically have had a negligible impact on the Company's operations. The Company has no reason to believe that the utility contract expiring at Koppel in 1995 will not be renewed upon substantially similar terms.

     The Company also consumes smaller quantities of additives, alloys and flux which are purchased from a number of suppliers.

Adhesives Segment

     Imperial is a manufacturer of industrial adhesives products. Imperial maintains over 900 active formulas for the manufacture of water-borne, solvent-borne, and hot-melt adhesives, which are used in product assembly applications, including footwear, foam bonding, marine and recreational vehicles, and consumer packaging. Raw materials are available from multiple sources and consist primarily of petrochemical-based materials. Pricing generally follows trends in the petrochemical markets.

     Imperial markets its adhesives products throughout the United States and Caribbean basin through an in-house sales force as well as numerous independent sales representatives. Products are distributed from four manufacturing sites, a warehouse in Puerto Rico, and a number of public warehouses across the United States.

     Competition in the industrial adhesives products market is highly-fragmented. The Company believes that it competes in this market on the basis of price, product performance and customer service. Imperial competes with numerous small or comparably-sized companies, as well as major adhesives producers.

Environmental Matters

     The Company's specialty steel and adhesives operations are subject to various federal, state and local environmental laws and regulations, including, among others, the Clean Air Act, the 1990 Amendments to the Clean Air Act (the 1990 Amendments), the Clean Water Act and the Resource Conservation and Recovery Act (RCRA) and all regulations promulgated in connection therewith, including, among others, those concerning the discharge of contaminants as air emissions or waste water effluents and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. The Company is from time to time involved in administrative and judicial proceedings and administrative inquiries related to environmental matters.

     As with other similar mills in the industry, the Company's steel mini-mills produce dust which contains lead, cadmium and chromium, and is classified as a hazardous waste. The Company currently collects the dust resulting from its electric arc furnace operations through emission control systems and recycles it through a waste recycling firm using EPA-approved processes. The Company also has on its property at Newport a permitted hazardous waste disposal facility. In the event of a release of a hazardous substance generated by the Company, the Company could be responsible for the remediation of contamination associated with such release.

     During the fourth quarter of fiscal 1993, Newport shut down its melt shop operations for 19 days when it was discovered that a radioactive substance was accidentally melted, resulting in the contamination of the melt shop's electric arc furnace emission control facility, or "baghouse facility". A similar incident, having occurred in the third quarter of fiscal 1992, shut down Newport's melt shop facilities for 23 days. The source of the radiation in these incidents was contained in incoming shipments of steel scrap, and was not detected by monitors that check incoming steel scrap. In response, the Company has installed additional state-of-the-art radiation detection systems in various locations throughout the Newport plant.

     The Company incurred estimated losses as a result of the extended outages and costs to restore the melt shop and related facilities back to operation, including estimated costs to dispose of the radiation contaminated baghouse dust, of $7.2 million and $4.1 million in fiscal 1993 and 1992, respectively. The Company has recovered $3.5 million through insurance and expects to recover and has recorded as a receivable an additional $2.3 million in insurance claims for the fiscal 1993 incident. No recovery has been made nor recorded for the fiscal 1992 incident and the Company is assessing the possibility of legal remedies against certain parties. The losses and costs attributable to these incidents, net of insurance claims, resulted in an extraordinary charge of $1.1 million, net of applicable income tax benefit of $0.7 million, or an $.08 loss per share, in fiscal 1993 and an extraordinary charge of $2.5 million, net of applicable income tax benefit of $1.6 million, or a $.19 loss per share, in fiscal 1992. To date, the occurrence of the accidental melting of radioactive materials has not resulted in any notice of violations from federal or state environmental regulatory agencies.

     The Company is investigating and evaluating various issues concerning storage, treatment and disposal of the radiation contaminated baghouse dust; however, a final determination as to method of treatment and disposal, cost and further regulatory requirements cannot be made at this time. Depending on the ultimate timing and method of treatment and disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current estimates and the Company's insurance coverage. As of September 24, 1994, claims recorded in connection with disposal costs substantially exhaust available insurance coverage. Based on current knowledge, management believes the recorded reserves of $4.4 million for disposal costs pertaining to these incidents are adequate and the ultimate outcome will not have a material adverse effect on the Company's consolidated financial position. The ultimate effect of these matters on the Company's consolidated results of operations cannot be predicted because any such effect depends on the amount and timing of charges to operations resulting from new information as it becomes available.

     In September 1994, the Company received a proposed Consent Agreement from the Environmental Protection Agency (EPA) relating to an April 1990 RCRA facility assessment (the Assessment) completed by the EPA and the Pennsylvania Department of Environmental Resources. The Assessment was performed in connection with a RCRA Part B permit pertaining to a landfill that is adjacent to the Koppel facilities and owned by Babcock & Wilcox Company (B&W), the former owner of the Koppel facilities. The Assessment identified potential releases of hazardous constituents into the environment from numerous Solid Waste Management Units (SWMU's) and Areas of Concern (AOC's). The SWMU's and AOC's identified during the Assessment and the EPA's follow-up investigations are located at and adjacent to the Company's Koppel facilities. The proposed Consent Agreement establishes a schedule for investigating, monitoring, testing and analyzing the potential releases. Contamination documented as a result of the investigation may require cleanup measures. Pursuant to various agreements entered into among the Company, B&W and PMAC, Ltd.
(PMAC) at the time of the Company's acquisition of the Koppel facilities, B&W and PMAC agreed to indemnify the Company against various known and unknown environmental matters. While reserving its rights against B&W, PMAC has accepted full financial responsibility for the matters covered by the proposed Consent Agreement other than with respect to a 1987 release of hazardous constituents (the 1987 Release) that the Company believes could represent the most significant component of any potential cleanup, and other than with respect to hazardous constituents generated by Koppel after its acquisition by the Company, if any. B&W, PMAC and Koppel are in dispute as to whether the indemnification provisions related to the 1987 Release expire in October 1995. Although B&W has not acknowledged responsibility for any cleanup measures that may be required as a result of any investigation (other than with respect to the 1987 Release, in the event certain actions are taken by the EPA prior to October 1995), B&W and PMAC have agreed to jointly retain an environmental consultant to assist in negotiating the Consent Agreement and to conduct the required investigation. Prior to the completion of the site analysis to be performed in connection with any Consent Agreement, the Company cannot predict the expected cleanup cost for the SWMU's and AOC's covered by the proposed Consent Agreement. The Company believes that it is entitled to full indemnity for all of the matters covered by the proposed Consent Agreement from B&W and/or PMAC. Pursuant to its contractual arrangements with PMAC, the Company has a right of offset against $15 million principal amount of Subordinated Convertible Debentures due October 2000 through 2005 issued to PMAC which are held in escrow to secure PMAC's indemnification obligations to the Company.

     Subject to the uncertainties concerning the proposed Consent Agreement and the storage and disposal of the radiation contaminated baghouse dust, the Company believes it is in compliance in all material respects with all applicable environmental regulations. Regulations resulting from the 1990 Amendments that will pertain to the Company's electric arc furnace operations are currently not expected to be promulgated until 1997 or later. The Company cannot predict the level of required capital expenditures resulting from future environmental regulations such as those forthcoming as a result of the 1990 Amendments, however, the Company believes that while the 1990 Amendments may require additional expenditures, such expenditures will not have a material impact on the Company's business or consolidated financial position for the foreseeable future. Capital expenditures for the Company's environmental control facilities are anticipated to total approximately $1.0 million through fiscal 1997, however such expenditures could be influenced by new and revised environmental laws and regulations.

Employees

     As of September 24, 1994, the Company had 1,568 employees, of whom 384 were salaried and 1,184 were hourly. Substantially all of the Company's hourly employees are represented by the United Steelworkers of America under contracts expiring in 1997 for Erlanger; 1999 for Newport and Koppel; and 1995 for Imperial.


ITEM 2.  PROPERTIES

     The Company's principal operating properties are listed in the table below. The Company believes its facilities are adequate and suitable for its present level of operations.

Location and Properties

     Specialty Steel Segment:

          Newport, Kentucky - The Company owns approximately 250 acres of real estate upon which are located a melt shop, hot strip mill, two welded pipe mills, machine and fabricating shops and storage and repair facilities aggregating approximately 636,000 square feet, as well as the Company's administrative offices.

          Koppel, Pennsylvania - The Company owns approximately 227 acres of real estate upon which are located a melt shop, bar mill, blooming mill, pickling facility, machine and fabricating shops, storage and repair facilities and administrative offices aggregating approximately 900,000 square feet.

          Ambridge, Pennsylvania - The Company owns approximately 45 acres of real estate upon which are located a seamless tube making facility and seamless tube finishing facilities aggregating approximately 659,000 square feet.

          Tulsa, Oklahoma - The Company leases approximately 36 acres of real estate upon which are located a tubular processing facility. The facility is located at the Tulsa Port of Catoosa where barge facilities are in close proximity. Located on this property are six buildings aggregating approximately 119,000 square feet which house the various finishing operations.

          Baytown, Texas - The Company owns approximately 40 acres of real estate upon which is located a tubular processing facility. The facility is located adjacent to accessible barge facilities. Located on the property are eight buildings aggregating approximately 65,000 square feet which house the various finishing operations.

     Adhesives Segment:

          Cincinnati, Ohio; Kalamazoo, Michigan; Lynchburg, Virginia; Nashville, Tennessee - The Company owns approximately seven acres of property in Cincinnati, Ohio, five acres of property in Kalamazoo, Michigan, and 1.5 acres of property in Lynchburg, Virginia for use in its adhesives operations. The Cincinnati properties contain five buildings aggregating approximately 150,000 square feet; the Kalamazoo property consists of one 24,000 square foot building; and the Lynchburg property consists of one 10,000 square foot building. The Company also leases approximately 3.1 acres in Nashville, Tennessee for use in its adhesives operations, including one building aggregating approximately 60,000 square feet.


     Other:

          Newport, Kentucky - The Company owns approximately 40 acres of partially developed land near Newport, Kentucky, acquired in fiscal 1989, for use as investment property.

     Information regarding encumbrances on the Company's properties is incorporated herein by reference from Note 5 to the Consolidated
Financial Statements, included in the 1994 Annual Report to Shareholders, such relevant portion filed herewith under Exhibit 13, under the caption "Consolidated Financial Statements."

Capacity Utilization

The Company's capacity utilization for fiscal 1994 was as follows:

                           Rated Capacity
Facility                     (in tons)     Tons Produced    Percent

Koppel facilities
  Melt shop ...............   400,000         278,300        69.6%
  Bar mill ................   200,000         169,900        85.0%
  Seamless tube mill ......   200,000         100,900        50.5%

Newport facilities
  Melt shop ...............   700,000         367,300        52.5%
  Hot strip rolling mill ..   750,000         353,200        47.1%
  Welded pipe mills .......   580,000         269,900        46.5%


ITEM 3.  LEGAL PROCEEDINGS

     In September 1994, the Company received a proposed Consent Agreement from the EPA. See "Environmental Matters."

     Newport is a co-defendant in a claim for breach of implied warranty in the United States District Court for the Southern District of Texas arising from the failure of two joints of welded pipe during testing of an off-shore pipeline. The plaintiff is seeking damages in excess of $5 million for costs associated with replacing the entire pipeline and lost production revenues. The Company believes that it has meritorious defenses to this claim, although no assurances can be given as to the outcome of this case. Insurance may be available for a portion, but not all, of any award for damages.

     In addition, the Company is subject to various other claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability and other matters which seek remedies or damages. The Company believes it has meritorious defenses with respect to these claims and litigation and that the ultimate disposition of any of the proceedings to which the Company is currently a party will not have a material adverse effect on its consolidated financial position. There can be no assurance, however, as to the ultimate disposition of these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     NS Group, Inc. is listed on the New York Stock Exchange, trading symbol, NSS.

     Stock Price

     Fiscal 1994          High          Low
     First Quarter        $ 9 1/2       $ 5 7/8
     Second Quarter         7 3/4         6 1/4
     Third Quarter          7 1/8         4 7/8
     Fourth Quarter         7             5 7/8

     Fiscal 1993          High          Low
     First Quarter        $ 5           $ 3 1/2
     Second Quarter         6 3/8         3 5/8
     Third Quarter          8 7/8         5
     Fourth Quarter        10 3/4         7 5/8

     Additional information pertaining to dividends is incorporated herein by reference from Note 5 to the Consolidated Financial Statements included in the 1994 Annual Report to Shareholders, such relevant portion filed herewith under Exhibit 13, under the caption "Consolidated
Financial Statements".

     As of November 28, 1994, there were approximately 310 record holders of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated herein by reference from the 1994 Annual Report to Shareholders are Note 2 to the Consolidated Financial Statements and selected financial data, such relevant portions filed herewith under
Exhibit 13, under the captions "Consolidated Financial Statements" and "Consolidated Historical Summary", respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference from the 1994 Annual Report to Shareholders, such relevant portion filed herewith under Exhibit 13, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated herein by reference from the 1994 Annual Report to Shareholders, such relevant portion filed herewith under Exhibit 13, under the caption "Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference from the Company's Proxy Statement dated December 20, 1994 for the Annual Meeting of Shareholders on
February 16, 1995, under the caption "I. Election of Directors" - "Nominees for Election as Directors"; "Committees of the Board"; and "Executive Compensation".

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Company's Proxy Statement dated December 20, 1994 for the Annual Meeting of Shareholders on
February 16, 1995, under the caption "I. Election of Directors" -
"Director Compensation"; "Executive Compensation"; and "Compensation Committee Interlocks and Insider Participation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the Company's Proxy Statement dated December 20, 1994 for the Annual Meeting of Shareholders on
February 16, 1995, "Securities Ownership of Certain Beneficial Owners and Management".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Company's Proxy Statement dated December 20, 1994 for the Annual Meeting of Shareholders on
February 16, 1995, under the caption "I. Election of Directors" -
"Compensation Committee Interlocks and Insider Participation" and
"Certain Transactions".


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K

(a)  1.   Consolidated Financial Statements - The following Consolidated
          Financial Statements included in the 1994 Annual Report to Shareholders for the fiscal year ended September 24, 1994, are incorporated by reference in Item 8:

          - Consolidated Statements of Income
          - Consolidated Balance Sheets
          - Consolidated Statements of Cash Flows
          - Consolidated Statements of Common Shareholders' Equity
          - Notes to Consolidated Financial Statements
          - Report of Independent Public Accountants

(a)  2.   Consolidated Financial Statement Schedules - The following schedules are included herein:

          - Report of Independent Public Accountants on Financial Statement Schedules
          - Schedule I    -  Marketable Securities - Other Investments
          - Schedule V    -  Property, Plant and Equipment
          - Schedule VI   -  Accumulated Depreciation and Amortization
                             of Property, Plant and Equipment
          - Schedule VIII -  Valuation and Qualifying Accounts
          - Schedule IX   -  Short-Term Borrowings
          - Schedule X    -  Supplementary Income Statement Information

(a)  3.   Exhibits

            Reference is made to the Index to Exhibits, which is incorporated herein by reference.

(b)       Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter ended September 24, 1994.


                                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                    ON FINANCIAL STATEMENT SCHEDULES


To NS Group, Inc.:

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in NS Group, Inc. and subsidiaries annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 31, 1994. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a) 2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Cincinnati, Ohio                        ARTHUR ANDERSEN LLP
October 31, 1994


                                                            SCHEDULE I



                                 NS GROUP, INC. AND SUBSIDIARIES
                                         ___________________

                           MARKETABLE SECURITIES - OTHER INVESTMENTS

                                         (Dollars in thousands)


                                                                    Amount at
                                                                   Which Shown
                                                          Market    in Balance
             Type of Investment                 Cost      Value       Sheet


   At September 25, 1993
   Fixed Rate Obligations:
     Corporate notes......................... $   527    $   503     $   503

   Variable Rate Preferred Stocks............   1,000      1,000       1,000

   U.S. Treasury Securities..................   1,954      1,954       1,954
     Total short-term investments at
       September 25, 1993.................... $ 3,481    $ 3,457     $ 3,457


   At September 24, 1994
   Fixed Rate Obligations:
     Corporate notes......................... $   527    $   500     $   500

   Variable Rate Preferred Stocks:
     Utilities
        Duke Power Company ..................   1,500      1,500       1,500
        Houston Industries, Inc. ............   1,500      1,500       1,500
        Kansas City Power & Light Company ...   1,500      1,500       1,500
        Virginia Electric & Power Company ...   1,500      1,500       1,500
        Other Utilities .....................   6,000      6,000       6,000

     Financial
        Northern Trust Corp. ................   1,500      1,500       1,500
        Konica Capital.......................   1,000      1,000       1,000
        Transamerica Corporation.............   1,500      1,500       1,500
        Other Financial......................   6,000      6,000       6,000

     Industrial..............................   3,000      3,000       3,000

   Other Variable Rate Investments:
     Provident Institutional Funds
        Tempcash Fund.....................     11,995     11,995      11,995
     Other...............................       2,576      2,576       2,576

     Total short-term investments at
       September 24, 1994...................  $40,098    $40,071     $40,071


                                                                 SCHEDULE V


                                          NS GROUP, INC. AND SUBSIDIARIES
                                          ______________________

                                          PROPERTY, PLANT AND EQUIPMENT

                                          (Dollars in thousands)

                            Balance at                                       Balance
                            Beginning    Additions                           at End
     Classification          of Year      at Cost   Retirements   Other(a)   of Year

For the Year Ended
 September 26, 1992:

 Land and land improvements.. $  8,320     $     50    $  (122)   $     -     $8,248
 Buildings...................   17,788        1,251        (23)         -     19,016
 Machinery and equipment.....  226,498        4,900     (1,863)         -    229,535
 Construction in progress....    6,046       (2,053)(b)      -          -      3,993
                               $258,652     $  4,148    $(2,008)   $     -   $260,792



For the Year Ended
 September 25, 1993:

 Land and land improvements.. $  8,248     $    186    $   (12)   $     -   $  8,422
 Buildings...................   19,016          121          -          -     19,137
 Machinery and equipment.....  229,535        6,404      1,767)         -    234,172
 Construction in progress....    3,993         (631)(b)      -          -      3,362
                               $260,792     $  6,080    $(1,779)   $     -   $265,093


For the Year Ended
 September 24, 1994:

 Land and land improvements.. $  8,422     $  1,210    $     -    $  (682)  $  8,950
 Buildings...................   19,137          756       (283)      (719)    18,891
 Machinery and equipment.....  234,172        9,389     (3,993)    (8,185)   231,383
 Construction in progress....    3,362          405 (b)      -       (270)     3,497
                               $265,093     $ 11,760    $(4,276)   $(9,856)  $262,721

_____________________________

(a)  Reductions due to the sale of subsidiary.
(b)  Net change in construction in progress for the year.

                                                                  SCHEDULE VI




                                          NS GROUP, INC. AND SUBSIDIARIES
                                          ___________________

                             ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                                      PROPERTY, PLANT AND EQUIPMENT

                                          (Dollars in thousands)

[CAPTION]

                                            Additions
                                Balance at  Charged to                        Balance
                                Beginning   Costs and                         at End
      Classification            of Year     Expenses   Retirements  Other(a)  of Year


   For the Year Ended
    September 26, 1992:
    Land and land improvements..  $   602    $   189      $    -   $     -   $    791
    Buildings...................    2,213        444          (1)        -      2,656
    Machinery and equipment.....   53,772     17,485        (380)        -     70,877
                                  $56,587    $18,118      $ (381)  $     -   $ 74,324



   For the Year Ended
    September 25, 1993:

    Land and land improvements..  $   791    $   197      $    -   $     -   $    988
    Buildings...................    2,656      1,015           -         -      3,671
    Machinery and equipment.....   70,877     16,928        (837)        -     86,968
                                  $74,324    $18,140      $ (837)  $     -   $ 91,627



   For the Year Ended
    September 24, 1994:

    Land and land improvements..  $   988    $   192     $     -   $   (22)  $  1,158
    Buildings...................    3,671        434        (217)     (134)     3,754
    Machinery and equipment.....   86,968     17,409      (3,659)   (3,448)    97,270
                                  $91,627    $18,035     $(3,876)  $(3,604)  $102,182


_____________________________


(a) Reductions due to the sale of subsidiary.

                                                        SCHEDULE VIII



                                          NS GROUP, INC. AND SUBSIDIARIES
                                          _____________________

                                          VALUATION AND QUALIFYING ACCOUNTS

                                          (Dollars in thousands)



                                            Reserves Deducted from
                                           Assets in Balance Sheets
                                          Allowance
                                            for          Allowance
                                          Doubtful        for Cash
                                         Accounts(1)     Discounts(1)



  BALANCE, September 28, 1991.......      $ 1,138         $    97
    Additions:
     Charged to costs and expenses..          632           1,903
    Deductions:
     Net charges of nature for which
      reserves were created.........       (  463)         (1,792)

  BALANCE, September 26, 1992.......      $ 1,307         $   208
    Additions:
     Charged to costs and expenses..          572           2,338
    Deductions:
     Net charges of nature for which
      reserves were created.........       (1,060)         (2,293)

  BALANCE, September 25, 1993.......      $   819         $   253
    Additions:
     Charged to costs and expenses..          343           2,298
    Deductions:
     Sale of subsidiary.............         (305)              -
     Net charges of nature for which
      reserves were created.........         (220)         (2,245)

  BALANCE, September 24, 1994.......      $   637         $   306

_______________________

(1)  Deducted from accounts receivable


                                                               SCHEDULE IX



                                          NS GROUP, INC. AND SUBSIDIARIES
                                          ____________________

                                          SHORT-TERM BORROWINGS

                                          (Dollars in thousands)
[CAPTION]

                                                    Maximum
                                                    Amount       Average     Weighted
                                      Weighted    Outstanding     Amount     Average
                            Balance    Average   at Month-end  Outstanding   Interest
  Category of Aggregate      at End   Interest      During        During    Rate During
  Short-Term Borrowings(1)  of Year     Rate       the Year    the Year(2)  the Year(2)

  For the Year Ended
   September 26, 1992:
     Lines of credit....    $20,279     7.29%      $31,744       $24,127       7.62%
     Other notes........        402     5.58           608           297       5.58
                            $20,681     7.26       $32,352       $24,424       7.59



  For the Year Ended
   September 25, 1993:
     Lines of credit....    $26,229     7.30%      $29,729       $25,333       7.30%
     Other notes........        738     5.58         1,137           533       5.58
                            $26,967     7.27       $30,866       $25,866       7.27


  For the Year Ended
   September 24, 1994:
     Lines of credit....    $28,197     9.05%      $33,353       $29,011       7.89%
     Other notes........        675     5.29           855           490       5.58
                            $28,872     8.96       $34,208       $29,501       7.86

____________________________

(1) Short-term borrowings were under various bank line of credit agreements and short-term demand notes which are used to finance various insurance contracts.

(2)  Computed on a monthly weighted average basis.


                                                         SCHEDULE X



                                        NS GROUP, INC. AND SUBSIDIARIES
                                        __________________

                          SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                        (Dollars in thousands)



                                                         Charged to
                                                          Costs and
              Item                                        Expenses



  For the Year Ended September 26, 1992:
    Maintenance and repairs..............................  $23,904


  For the Year Ended September 25, 1993:
    Maintenance and repairs..............................  $21,703


  For the Year Ended September 24, 1994:
    Maintenance and repairs..............................  $21,249



                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NS GROUP, INC.


Date:   December 9, 1994        By: /s/Clifford R. Borland
                                    Clifford R. Borland, President

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Clifford R. Borland and John R. Parker, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   December 9, 1994      By: /s/Clifford R. Borland
                                  Clifford R. Borland, President,
                                  Chief Executive Officer and Director


Date:   December 9, 1994          /s/John R. Parker
                                  John R. Parker, Vice President and
                                  Treasurer, Principal Financial
                                  Officer


Date:   December 9, 1994          /s/Thomas J. Depenbrock
                                  Thomas J. Depenbrock
                                  Corporate Controller



Date:   December 9, 1994          /s/Ronald R. Noel
                                  Ronald R. Noel, Director


Date:   December 9, 1994          /s/John B. Lally
                                  John B. Lally, Director


Date:   December 9, 1994          /s/Patrick J. B. Donnelly
                                  Patrick J. B. Donnelly, Director


Date:   December 9, 1994          /s/R. Glen Mayfield
                                  R. Glen Mayfield, Director

                                   INDEX TO EXHIBITS

Number                        Description

3(a) Amended and Restated Articles of Incorporation of Registrant, filed as Exhibit 3(a) to Registrant's Form 10-K for the fiscal year ended September 30, 1989, File No. 1-9838, and incorporated herein by this reference

3(b) Amended and Restated By-Laws of Registrant, dated November 14, 1991, filed as Exhibit 3(b) to Registrant's Form 10-K for the fiscal year ended September 28, 1991, File No. 1-9838, and incorporated herein by this reference

4(a) Note Agreement dated as of November 15, 1989 and amended as of October 3, 1990, between Newport Steel Corporation and the Purchasers named therein and related agreements, filed as
          Exhibit 4(a) to Registrant's Form 10-K for the fiscal year ended September 30, 1989, File No. 1-9838, and incorporated herein by this reference; Second and Third Amendment Agreements, dated May 11, 1992 and November 24, 1992, respectively, filed as Exhibit 4(a) to Registrant's Form 10-K for the fiscal year ended September 26, 1992, File No. 1-9838, and incorporated herein by this reference; Fourth Amendment Agreement dated February 8, 1993, filed as Exhibit 4(a) to Registrant's Form 10-Q for the quarterly period ended March 27, 1993, File No. 1-9838, and incorporated herein by this reference; and Fifth Amendment Agreement dated August 17, 1994, filed herewith

4(b) Form of 11% Subordinated Convertible Debenture due 2005, filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated October 18, 1990, File No. 1-9838, and incorporated herein by this reference

4(c) Form of Warrant dated October 4, 1990, filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated October 18, 1990, File No. 1-9838, and incorporated herein by this reference; and First Amendment to Warrant dated September 26, 1992, filed as
          Exhibit 4(c) to Registrant's Form 10-K for the fiscal year ended September 26, 1992, File No. 1-9838, and incorporated herein by this reference

4(d) Loan Agreement dated as of October 4, 1990 between Koppel Steel Corporation and General Electric Capital Corporation, filed as
          Exhibit 4.3 to Registrant's Current Report on Form 8-K dated October 18, 1990, File No. 1-9838, and incorporated herein by this reference; amendment dated September 27, 1991, filed as
          Exhibit 4(d) to Registrant's Form 10-K for the fiscal year ended September 28, 1991, File No. 1-9838, and incorporated herein by this reference; Second Amendment to Loan Agreement dated September 26, 1992, filed as Exhibit 4(d) to Registrant's Form 10-K for the fiscal year ended September 26, 1992, File No. 1-9838, and incorporated herein by this reference; and Third Amendment to Loan Agreement, dated September 24, 1993, filed herewith

          No other long-term debt instrument issued by the Registrant exceeds 10% of the consolidated total assets of the Registrant and its subsidiaries. The Registrant will furnish to the Commission upon request copies of such instruments and related agreements.

10(a) Registrant's Amended Employee Incentive Stock Option Plan, filed as Exhibit 10(a) to Registrant's Form 10-K for the fiscal year ended September 30, 1989, File No. 1-9838, and incorporated herein by this reference

10(b)     Registrant's Executive Bonus Plan, filed as Schedule B to
          Exhibit 10.4 to Registrant's Registration Statement on Form S-18, File No. 2-90643, and incorporated herein by this reference

10(c) Registrant's Non-Qualified Stock Option and Stock Appreciation Rights Plan of 1988, filed as Exhibit 1 to Registrant's Proxy Statement dated January 13, 1989, File No. 1-9838, and incorporated herein by this reference

10(d) Rights Agreement dated as of November 17, 1988 between Registrant and Pittsburgh National Bank, filed as Exhibit 1 to Registrant's Form 8-K dated November 17, 1988, File No. 1-9838, and incorporated herein by this reference; and Appointment and Amendment Agreement dated July 29, 1994 between Registrant and Registrar and Transfer Company, filed as Exhibit 10(d) to Registrant's Form 10-Q dated May 29, 1994, File No. 1-9838, and incorporated herein by this reference.

10(e) Registrant's 1993 Incentive Stock Option Plan, filed as Exhibit 1 to Registrant's Proxy Statement dated December 22, 1992, File No. 1-9838, and incorporated herein by this reference


10(f)     Transfer Agreement, dated September 29, 1993, filed on
          September 28, 1993 as Exhibit 10.2 to the Amendment No. 2 to the Registration Statement on Form S-1 of Kentucky Electric Steel, Inc., File No. 33-67140, and incorporated herein by this reference

10(g) Tax Agreement, dated October 6, 1993, by and among NS Group, Inc., Kentucky Electric Steel, Inc. and NSub I, Inc. (formerly Kentucky Electric Steel Corporation), filed as Exhibit 10(h) to the Registrant's Form 10-K for the fiscal year ended September 25, 1993, File No. 1-9838, and incorporated herein by this reference

10(h) Registration Rights Agreement dated October 6, 1993 among Kentucky Electric Steel, Inc., NS Group, Inc. and NSub I, Inc. filed as Exhibit 10(i) to the Registrant's Form 10-K for the fiscal year ended September 25, 1993, File No. 1-9838, and incorporated herein by this reference

13 Excerpted portion of the 1994 Annual Report to Shareholders which are expressly incorporated by reference, filed herewith

21        Subsidiaries of Registrant

23        Consent of Independent Public Accountants

24        Power of Attorney (contained on Signature Page)