Form 10-Q
period 1994-12-31
NS GROUP INC
filed 1995-02-14
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                        __________________

                             FORM 10-Q


    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  December 31, 1994


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common stock, no par value            13,809,413
      (Class)              (Outstanding at January 31, 1995)




                    NS GROUP, INC.

                    INDEX


PART I    FINANCIAL INFORMATION                        PAGE


 Item 1  --  Financial Statements

  Condensed Consolidated Balance Sheets . . . . . . . .   3
  Condensed Consolidated Statements of Operations . . .   4
  Condensed Consolidated Statements of Cash Flows . . .   5
  Notes to Condensed Consolidated Financial Statements    6

 Item 2  --  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations  . . . . . . . . . . . . . . .   10

PART II   OTHER INFORMATION

 Item 6  --  Exhibits and Reports on Form 8-K  . . . .   21


















                     NS GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF DECEMBER 31, 1994 AND SEPTEMBER 24, 1994
                          (Dollars in thousands)
                                (Unaudited)

                                 December 31,  September 24,
                                    1 9 9 4       1 9 9 4
CURRENT ASSETS
  Cash and cash equivalents                    $  1,799      $  4,405
  Short-term investments                         38,567        40,071
  Accounts receivable, less allowance for
   doubtful accounts of $578 and $637,
   respectively                                  39,666        42,651
  Inventories                                    41,729        32,290
  Other current assets                           17,103        16,793

    Total current assets                        138,864       136,210

PROPERTY, PLANT AND EQUIPMENT                   265,708       262,721
  Less - accumulated depreciation              (107,043)     (102,182)
                                                158,665       160,539
OTHER ASSETS                                     18,377        18,578

    Total assets                               $315,906      $315,327

CURRENT LIABILITIES
  Notes payable                                $ 31,231      $ 28,872
  Accounts payable                               33,234        27,312
  Other current liabilities                      17,547        19,281
  Current portion of long-term debt              17,368        15,543

    Total current liabilities                    99,380        91,008

LONG-TERM DEBT                                  131,323       138,110

DEFERRED TAXES                                    9,331         9,745

COMMON SHAREHOLDERS' EQUITY
  Common stock, no par value, 40,000,000 shares
    authorized; 13,809,413 shares issued and
    outstanding                                  48,988        48,988
  Common stock options and warrants                 277           262
  Unrealized gain (loss) on available for sale
    securities                                     (806)         (124)
  Retained earnings                              27,413        27,338

    Total common shareholders' equity            75,872        76,464

    Total liabilities and shareholders'
      equity                                   $315,906      $315,327


          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   NS GROUP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTH PERIODS ENDED
              DECEMBER 31, 1994 AND DECEMBER 25, 1993
          (Dollars in thousands, except per share amounts)
                           (Unaudited)

                                            DECEMBER 31,    DECEMBER 25,
                                              1 9 9 4         1 9 9 3

NET SALES                                      $93,489        $71,959

COST AND EXPENSES
  Cost of products sold                         81,999         64,168
  Selling and administrative expenses            6,932          5,980

  Operating income                               4,558          1,811

OTHER INCOME (EXPENSE)
  Gain on sale of subsidiary                         -         35,292
  Interest expense                              (5,356)        (5,011)
  Interest income                                  532            459
  Other, net                                       389            553

  Income before income taxes and
    cumulative effect of a change in
    accounting principle                           123         33,104

PROVISION FOR INCOME TAXES                          48         13,078

  Income before cumulative effect of
    a change in accounting principle                75         20,026

CUMULATIVE EFFECT, AS OF SEPTEMBER 25,
  1993, OF A CHANGE IN THE METHOD OF
  ACCOUNTING FOR INCOME TAXES                        -          1,715


  Net income                                   $    75        $21,741

PER COMMON SHARE
  Income before cumulative effect of
   a change in accounting principle              $ .01          $1.46
  Cumulative effect of a change in the
   method of accounting for income taxes             -            .12
  Net income                                     $ .01          $1.58

WEIGHTED AVERAGE SHARES OUTSTANDING         13,809,413     13,742,596




   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                         NS GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTH PERIODS ENDED
                   DECEMBER 31, 1994 AND DECEMBER 25, 1993
                            (Dollars in thousands)
                                 (Unaudited)

                                                 DECEMBER 31,  DECEMBER 25,
                                                   1 9 9 4         1 9 9 3
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                        $    75         $21,741
 Adjustments to reconcile net income
  to net cash flows from operating activities:
   Depreciation and amortization                     5,020           4,661
   Increase in deferred taxes                            4           1,906
   Gain on sale of subsidiary                            -         (35,292)
   Decrease in accounts receivable, net              2,985           1,102
   Increase in inventories                          (9,439)         (7,393)
   (Increase) decrease in other current assets        (310)          2,332
   Increase in accounts payable                      5,922           4,045
   Increase (decrease) in accrued liabilities       (1,734)          7,643

      Net cash flows from operating activities       2,523             745

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of subsidiary                      -          50,426
   Cash dividend from sold subsidiary                    -           6,818
   Increase in property, plant and equipment, net   (2,987)         (1,242)
   Increase in other assets                           (374)         (4,777)
   (Increase) decrease in short-term investments     1,504         (50,119)

      Net cash flows from investing activities      (1,857)          1,106

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in notes payable                         2,359           3,593
   Proceeds from issuance of long-term debt              -             431
   Repayments on long-term debt                     (4,962)         (1,733)
   Increase in deferred financing costs               (669)            (50)
   Proceeds from issuance of common stock                -             642

      Net cash flows from financing activities      (3,272)          2,883

      Net increase (decrease) in cash and cash
       equivalents                                  (2,606)          4,734

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       4,405           5,797

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 1,799         $10,531


  Cash paid during the period for:
    Interest                                       $ 7,218         $ 4,959
    Income taxes                                   $   700         $     -

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    NS GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


Note 1:  Principles of Consolidation

     The condensed consolidated financial statements include the accounts of NS Group, Inc. and its wholly-owned subsidiaries (the Company): Newport Steel Corporation (Newport), Koppel Steel Corporation (Koppel), Erlanger Tubular Corporation (Erlanger), Imperial Adhesives, Inc. (Imperial), Northern Kentucky Management, Inc., Northern Kentucky Air, Inc. and NSub I, Inc., formerly known as Kentucky Electric Steel Corporation. All significant intercompany balances and transactions have been eliminated.

     The accompanying information reflects, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results for the interim periods. Reference should be made to NS Group, Inc.'s Form 10-K for the fiscal year ended September 24, 1994 for additional footnote disclosure, including a summary of significant accounting policies.

     In the first quarter of fiscal 1995, the Company adopted the provision of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement 112). The impact on the Company's financial statements from the adoption of Statement 112 was not material.

     The Company's fiscal year ends on the last Saturday of September. The first quarter periods of fiscal 1995 and 1994 are 14 and 13 week periods, respectively.

Note 2:  Inventories

     At December 31, 1994 and September 24, 1994, inventories stated at the lower of LIFO (last-in, first-out) cost or market represent approximately 36% and 27% of total inventories before the LIFO reserve, respectively.
Inventories consist of the following components ($000's):

                               DECEMBER 31,   SEPTEMBER 24,
                                   1 9 9 4         1 9 9 4


     Raw materials                 $10,280        $ 6,699
     Semi-finished and
      finished goods                33,623         27,695
                                    43,903         34,394
     LIFO reserve                   (2,174)        (2,104)
                                   $41,729        $32,290

Note 3:  Commitments and Contingencies

     The Company has various commitments for the purchase of materials, supplies and energy arising in the ordinary course of business.

     Newport is a co-defendant in a claim for breach of implied warranty in the United States District Court for the Southern District of Texas arising from the failure of two joints of welded pipe during testing of an offshore pipeline. The plaintiff is seeking damages in excess of $5 million for costs associated with replacing the entire pipeline and lost production revenues. The Company believes that it has meritorious defenses to this claim. Insurance may be available for a portion, but not all, of any award for damages. In addition, the Company is subject to various other claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability and other matters, which seek remedies or damages. Based upon its evaluation of available information, management does not believe that any such matters are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. The ultimate effect of those matters, however, individually or in the aggregate, on the Company's consolidated results of operations and cash flows may be materially impacted by the amount and timing of charges to operations as well as the amount and timing of cash flow requirements resulting from new information as it becomes available.

     The Company is subject to federal, state and local environmental laws and regulations, including, among others, the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, the 1990 Amendments to the Clean Air Act (the 1990 Amendments), the Clean Water Act and all regulations promulgated in connection therewith, including those concerning the discharge of contaminants as air emissions or waste water effluents and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. As such, the Company is from time to time involved in administrative and judicial proceedings and administrative inquiries related to environmental matters.

     As with other similar mills in the industry, the Company's steel mini-mills produce dust which contains lead, cadmium and chromium, which is classified as a hazardous waste. The Company currently collects the dust resulting from its electric arc furnace operations through emission control systems and recycles it through a waste recycling firm using EPA-approved processes. The Company also has on its property at Newport a permitted hazardous waste disposal facility.

     During the fourth quarter of fiscal 1993, Newport shut down its melt shop operations for nineteen days when it was discovered that a radioactive substance was accidentally melted, resulting in the contamination of the melt shop's electric arc furnace emission control facility, or "baghouse facility". A similar incident occurred in the third quarter of fiscal 1992 and shut down Newport's melt shop facilities for twenty-three days. The occurrences of the accidental melting of radioactive materials have not resulted in any notice of violations from federal or state environmental regulatory agencies. The Company is investigating and evaluating various issues concerning storage, treatment and disposal of the radiation contaminated baghouse dust; however a final determination as to method of treatment and disposal, cost and further regulatory requirements cannot be made at this time. Depending on the ultimate timing and method of treatment and disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current estimates and the Company's insurance coverage. As of December 31, 1994, claims recorded in connection with disposal costs exhaust available insurance coverage. Based on current knowledge, management believes the recorded gross reserves of $4.4 million for disposal costs pertaining to these incidents are adequate.

     In September 1994, the Company received a proposed Consent Agreement from the EPA relating to an April 1990 RCRA facility assessment (the Assessment) completed by the EPA and the Pennsylvania Department of Environmental Resources. The Assessment was performed in connection with a permit application pertaining to landfill that is adjacent to the Koppel facilities. The Assessment identified potential releases of hazardous constituents at or adjacent to the Koppel facilities prior to the Company's acquisition of the Koppel facilities. The proposed Consent Agreement establishes a schedule for investigating, monitoring, testing and analyzing the potential releases.
Contamination documented as a result of the investigation may require cleanup measures. Pursuant to various indemnity provisions in agreements entered into at the time of the Company's acquisition of the Koppel facilities, certain parties have agreed to indemnify the Company against various known and unknown environmental matters. While such parties have not at this time acknowledged full responsibility for potential costs under the proposed Consent Agreement, the Company believes that the indemnity provisions provide for it to be fully indemnified against all matters covered by the proposed Consent Agreement, including all associated costs, claims and liabilities.

     Subject to the uncertainties concerning the proposed
Consent Agreement and the storage and disposal of the radiation contaminated dust, the Company believes that it is currently in compliance with all known material and applicable environmental regulations.

     Regulations under the 1990 Amendments to the Clean Air
Act that will pertain to the Company's operations are currently not expected to be promulgated until 1997 or later. The Company cannot predict the level of required capital expenditures or operating costs resulting from future environmental regulations such as those forthcoming as a result of the 1990 Amendments. However, the Company believes that while the 1990 Amendments may require additional expenditures, such expenditures will not have a material impact on the Company's business or consolidated financial position for the foreseeable future.

     Capital expenditures for fiscal 1995 relating to environmental control facilities are not expected to be material, however, such expenditures could be influenced by new and revised environmental regulations and laws.

     As of December 31, 1994, the Company had environmental remediation reserves of $4.7 million of which $4.4 million pertain to accrued disposal costs for radiation contaminated baghouse dust. As of December 31, 1994, the possible range of estimated losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the proposed Consent Agreement matter, the Company cannot estimate the possible range of losses should the Company ultimately not be indemnified. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial positions, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the proposed Consent Agreement or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 4:  Long-Term Debt Agreements

     Certain of the Company's loan agreements contain covenants requiring maintenance of minimum net worth and fixed charge coverage ratios. As of December 31, 1994, the Company was not in compliance with such covenants, but received waivers from its lenders as well as amendments to the agreements that the Company believes will enable it to comply with such covenants for the foreseeable future.




             NS GROUP, INC. AND SUBSIDIARIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



General

     The Company operates in two separate business segments: specialty steel and industrial adhesives. Within the specialty steel segment are the operations of Newport, a manufacturer of welded tubular steel products and hot rolled coils; Koppel, a manufacturer of seamless tubular steel products, SBQ products and semi-finished steel products; and Erlanger, a tubular steel product finishing operation. The Company's specialty steel products consist of: (i) seamless and welded OCTG products primarily used in oil and natural gas drilling and production operations; (ii) line pipe used in the transmission of oil, gas and other fluids; (iii) SBQ products primarily used in the manufacture of heavy industrial equipment; and (iv) hot rolled coils which are sold to service centers and other manufacturers for further processing. Within the adhesives segment are the operations of Imperial, a manufacturer of industrial adhesives products.

     In October 1993, the Company sold KES, a manufacturer of SBQ products, to a newly formed public company in exchange for $45.6 million in cash and 400,000 shares (approximately 8%) of the newly formed public company, then valued at $4.8 million. Reference is made to Note 2 to the audited annual Consolidated Financial Statements included in the Company's Form 10-K for the fiscal year ended September 24, 1994 concerning the Company's sale of KES.

Results of Operations

     The Company's net sales, cost of products sold and operating results by industry segment for the three month periods ended December 31, 1994 and December 25, 1993 are summarized below. The first quarters of fiscal 1995 and 1994 are 14 and 13 week periods, respectively. As such, the increases and decreases in operating results for the quarterly comparative periods, as discussed below, were partially attributable to the additional week of operations in the first quarter of fiscal 1995.







                              Fiscal Quarter Ended December
                                      1994             1993
                                 (in thousands of dollars)

Net sales
  Specialty steel segment......    $84,716          $63,762
  Adhesives segment............      8,773            8,197
                                   $93,489          $71,959
Cost of products sold
  Specialty steel segment......    $75,210          $57,817
  Adhesives segment............      6,789            6,351
                                   $81,999          $64,168
Operating income
  Specialty steel segment......    $ 5,296          $ 2,153
  Adhesives segment............        273              241
  Corporate allocations
   and income..................     (1,011)            (583)
                                   $ 4,558          $ 1,811

     Sales data for the Company's specialty steel segment for the three month periods ended December 31, 1994 and December 25, 1993 were as follows:

                              Fiscal Quarter Ended December
                                    1994             1993

Tons shipped
  Welded tubular...............     86,800           66,700
  Seamless tubular.............     27,900           20,400
  SBQ..........................     42,800           33,900
  Other........................     12,100            9,500
                                   169,600          130,500
Net sales ($000's)
  Welded tubular...............    $38,751          $27,806
  Seamless tubular.............     21,786           17,750
  SBQ..........................     19,459           14,346
  Other........................      4,720            3,860
                                   $84,716          $63,762


First Quarter Fiscal 1995 Compared with First Quarter
Fiscal 1994

     Net sales for the first quarter of fiscal 1995 increased $21.5 million, or 29.9%, from the first quarter of fiscal 1994, to $93.5 million. Specialty steel segment net sales increased $20.9 million and the adhesives segment net sales increased $0.6 million. The overall increase in specialty steel segment net sales was the result of both higher average selling prices and increased shipment levels. In August and September 1994, the Company followed most other domestic tubular product manufacturers in announcing selling price increases ranging from $20 to $40 per ton (depending on the product type) for seamless and welded OCTG and line pipe products, effective for new orders shipped after October 1, 1994. The Company also announced a $10 per ton price increase for SBQ products for new orders shipped after October 1, 1994. The changes in the Company's average selling prices resulting from the announced price increases are more fully discussed below. For the Company's OCTG and line pipe products, the increase in shipments was partially due to a decline in the level of import activity.

     Welded tubular net sales for the first quarter of fiscal 1995 increased $10.9 million, or 39.4%, on a volume increase of 30.1% from the first quarter of fiscal 1994.
The increase in welded tubular net sales and shipments was due partially to an overall 7.0% increase in average selling prices for all welded tubular products and a decline in import levels over the prior fiscal year first quarter. Fiscal 1995 first quarter overall average selling prices also increased 4.0% over fiscal 1994 fourth quarter.
Average selling prices for welded OCTG products increased $28 per ton, or 6.1% and $16 per ton, or 3.4% over the first and fourth quarters of fiscal 1994, respectively, to $490 per ton for the first quarter of fiscal 1995. Average selling prices for welded line pipe increased $29 per ton, or 6.5% and $10 per ton, or 2.2% over the first and fourth quarters of fiscal 1994, respectively, to $473 per ton for the first quarter of fiscal 1995.

     Seamless tubular net sales for the first quarter of fiscal 1995 increased $4.0 million, or 22.7% on a volume increase of 36.8% from the first quarter of fiscal 1994.
The increase in seamless tubular net sales and shipments was partially attributable to increased sales from product line expansion in the first quarter of fiscal 1995 and a decline in imports compared to the prior fiscal year first quarter. Average selling prices for all seamless tubular products for the first quarter of fiscal 1995 declined 10.2% from the first quarter of fiscal 1994, due partially to strong pricing of seamless OCTG products in the first quarter of fiscal 1994 which then declined during the balance of fiscal 1994 and to changes in product mix, including the introduction of new products with lower average selling prices. However, fiscal 1995 first quarter average selling prices for all seamless tubular products increased 5.7% from the fourth quarter of fiscal 1994. Average selling prices for seamless OCTG products declined $99 per ton, or 11.0% from the first quarter of fiscal 1994 but increased $24 per ton, or 3.1% from the fourth quarter of fiscal 1994 to $805
per ton for the first quarter of fiscal 1995.   Average
selling prices for seamless line pipe for the first quarter of fiscal 1995 decreased 1.7% from the first quarter of fiscal 1994 but increased 1.0% from the fourth quarter of fiscal 1994 to $590 per ton for the first quarter of fiscal 1995.

     Price and volume levels in the domestic tubular market are primarily dependent on the level of drilling activity in the United States and abroad, the level of foreign imports, as well as general economic conditions. According to Baker Hughes, Inc., the average number of oil and natural gas drilling rigs in operation in the United States (rig count) decreased 4.5%, from 862 in the first quarter of fiscal 1994 to 823 in the first quarter of fiscal 1995. The rig count, however, increased 5.5% from the fourth quarter of fiscal 1994. On June 30, 1994, the Company and six other U.S. steel companies filed antidumping petitions against imports of OCTG products from seven foreign nations. The cases ask the U.S. government to take action to offset injury to the domestic OCTG industry from unfairly traded imports. The antidumping petitions were filed against OCTG imports from Argentina, Austria, Italy, Japan, Korea, Mexico and Spain. The Company also joined in filing countervailing duty cases charging subsidization of OCTG imports from Austria and Italy. In August, 1994, the International Trade Commission
(ITC) voted unanimously that there was reasonable indication of material injury which warranted further investigation of the petitions. In December 1994 and January 1995, the International Trade Administration of the United States Department of Commerce issued certain favorable preliminary determinations concerning the existence and extent of dumping and subsidization and imposed significant preliminary tariffs on imports from Austria, Italy and Japan and minor preliminary tariffs on imports from Argentina and Korea. Final determinations by the Department of Commerce are expected in the summer of 1995. The United States ITC will then assess whether dumping and subsidization have caused or threatened to cause material injury to the United States OCTG industry. While the Company cannot predict the outcome of the cases at this time, the Company believes that a favorable final ruling could continue to have a positive impact on shipments and selling prices of certain of the Company's products.

     Price increases and improvements in tubular product shipments will continue to also be highly dependent on the level of drilling activity in the United States and abroad as well as the level of activity in the steel industry and the general state of the economy.

     SBQ product net sales for the first quarter of fiscal 1995 increased $5.1 million, or 35.6% on a volume increase of 26.3% from the first quarter of fiscal 1994. SBQ product average selling prices increased $30 per ton, or 7.2% from the first quarter of fiscal 1994 to $454 per ton for the first quarter of fiscal 1995. SBQ product volume and prices have increased as a result of stronger market demand in the first quarter of fiscal 1995 as compared to the fiscal 1994 first quarter. Fiscal 1995 first quarter average selling prices were also up $13 per ton, or 2.9% over the fiscal 1994 fourth quarter. Other product shipments and sales were primarily attributable to shipments of hot rolled coils. Average selling prices for hot rolled coils increased $38 per ton, or 10.8% and $43 per ton, or 12.4% over the first and fourth quarters of fiscal 1994, respectively, to $391 per ton for the first quarter of fiscal 1995. The increase in average selling prices of hot rolled coils was primarily attributable to strong market demand for these products. Increases in shipments and net sales of SBQ products and hot rolled coils will be largely dependent on the general state of the economy and the overall strength of the steel industry.

     Gross profit for the first quarter of fiscal 1995 increased $3.7 million from the first quarter of fiscal 1994 for a gross profit margin of 12.3% in fiscal 1995 compared to 10.8% in the first quarter of fiscal 1994. Gross profit for the specialty steel segment increased $3.6 million for a gross profit margin of 11.2% compared to 9.3% in the first quarter of fiscal 1994. The increase in specialty steel segment gross profit and margin was attributable to improved operating efficiencies resulting from increased production volume at both Koppel and Newport as well as an increase in average selling prices of welded tubular products and SBQ products, as discussed above. These improvements were partially offset by lower seamless tubular average selling prices and a 3.2% increase in the Company's average steel scrap costs over the first quarter of fiscal 1994.

     The adhesives segment gross profit increased $0.1 million from the first quarter of fiscal 1994 for a gross profit margin of 22.6%, virtually unchanged from the first quarter of fiscal 1994.

     Selling and administrative expenses increased $1.0 million but declined as a percentage of net sales from 8.3% in the first quarter of fiscal 1994 to 7.4% in fiscal 1995. The overall increase in selling and administrative expenses was primarily attributable to increased production and sales volumes.

     As a result of the above factors, operating income increased by $2.8 million, from $1.8 million in the first quarter of fiscal 1994 to $4.6 million in the first quarter of fiscal 1995. The specialty steel segment earned an operating profit of $5.3 million in the first quarter of fiscal 1995 compared to $2.2 million in the first quarter of fiscal 1994. Of the $5.3 million specialty steel operating profit, Newport and Erlanger earned an operating profit of $2.8 million compared to an operating loss of $0.9 million in the first quarter of fiscal 1994. The improvement was primarily attributable to improved operating efficiencies due to greater production and sales volume as well as increased welded tubular average selling prices, as discussed above. Koppel earned an operating profit of $2.5 million compared to operating profit of $3.1 million in the first quarter of fiscal 1994. The decline was partially attributable to a decline in seamless tubular average selling prices as discussed above as well as increases in the cost of labor and raw materials, partially offset by improved operating efficiencies from increased production volume. In November 1994, the Company signed a five year labor agreement, effective November 1, 1994, with the United Steelworkers of America for the Koppel hourly work force which includes a net increase in labor costs of approximately 3% per year. The Company estimates this contract will result in an average increase in labor costs at Koppel of approximately $0.5 million per year. The adhesives segment earned an operating profit of $0.3 million, virtually unchanged from the first quarter of fiscal 1994.

     Interest expense increased $0.3 million, primarily as a result of an increase in the average borrowing and interest rates under the Company's lines of credit. The increase in average borrowings was partially attributable to an increase in the level of business activity.

     As a result of the above factors, net income was $0.1 million, or $.01 per share in the first quarter of fiscal 1995 compared to $21.7 million in the first quarter of fiscal 1994. Fiscal 1994 first quarter net income includes a one-time after-tax gain on the sale of KES of $21.5 million, or $1.57 per share, and income of $1.7 million, or $.12 per share, relating to the adoption of a new accounting standard.

     On January 3, 1995, the hot strip mill at Newport was shut down when a 5000-HP motor failed, which then necessitated the shutdown of the pipe mills for approximately ten days. The hot strip mill was back in operation the last week of January, when replacement components were put in service. In the interim, Newport acquired hot rolled coils from a third party to supplement material supply to its pipe mills. In addition, Newport continued to produce slabs from its melt shop, some of which were shipped to a third party for conversion to coils. The Company has insurance in place for replacement and installation of the motor and related equipment as well as for business interruption. The Company estimates that this interruption may negatively impact sales product mix as well as second quarter shipments by up to 5,000 tons; however, management believes that this interruption will not have a material impact on the results of operations or cash flows of the Company.

Liquidity and Capital Resources

     Working capital at December 31, 1994 was $39.5 million compared to $45.2 million at September 24, 1994. The current ratio at December 31, 1994 was 1.40 to 1 compared to
1.50 to 1 at September 24, 1994. At December 31, 1994, the Company had cash and short-term investments totaling $40.4 million compared to $44.5 million at September 24, 1994. At December 31, 1994, the Company had aggregate lines of credit available for borrowing of $34.9 million, including a $16.2 million line of credit restricted for use at Koppel, of which a total of $31.0 million was outstanding. These lines have interest rates ranging from 1/2% to 1 1/2% over prime and expire in fiscal 1995 and 1996. At December 31, 1994, approximately $8.3 million in cash and short-term investments were restricted, primarily in connection with cash collateralized letters of credit. The Company is negotiating a new three year, $45.0 million working capital facility which would replace its existing credit line agreements. There can be no assurance that the new facility will be entered into, however; the Company believes that it will have sufficient credit facilities to meet its working capital needs for the next twelve months.

     Cash flows from operating activities were $2.5 million in the first quarter of fiscal 1995 compared to $0.7 million in the first quarter of fiscal 1994. The Company recorded net income of $0.1 million in the first quarter of fiscal 1995 compared to a fiscal 1994 first quarter net loss of $1.5 million before the effect of the sale of KES and the adoption of Statement 109, resulting in a $1.6 million increase in operating cash flow over the first quarter of fiscal 1994. The major use of cash in operating activities in the first quarter of fiscal 1995 was an increase in inventories of $9.4 million that was primarily the result of unusually low levels of inventory at fiscal year end due to scheduled maintenance outages at Newport. Offsetting this use was $3.0 million in cash flows resulting from a decrease in accounts receivable, $5.0 million in non-cash depreciation charges and $5.9 million resulting from an increase in accounts payable. Accounts payable increased primarily due to the increase in inventories and a general increase in business activities.

     Fiscal 1994 first quarter cash flows from operating activities, before the effect of the sale of KES and the adoption of Statement 109, was primarily impacted by a $2.3 million decrease in other current assets resulting from the sale of land held for development and an increase in accounts payable which were offset by an increase in inventories. The increase in inventories and accounts payable was the result of unusually low levels at the end of fiscal 1993, partially due to a fiscal 1993 fourth quarter shutdown at Newport. The increase in accrued liabilities includes approximately $8.9 million in accrued income taxes related to the gain on the sale of KES.

     As a result of the sale of KES in the first quarter of fiscal 1994, the Company received $45.6 million in cash and $4.8 million in common stock of the new entity. In addition, the Company received $6.8 million in cash from the new entity in satisfaction of a dividend declared by KES prior to the sale. A portion of the cash proceeds has been utilized to fund the fiscal 1994 operating loss. The remaining cash proceeds are invested in short-term investments and will be utilized for general corporate purposes, including capital expenditures, as necessary. The Company intends to hold as an available-for-sale investment the common stock acquired in the sale of KES. As of December 31, 1994 and September 24, 1994, such common stock was recorded at $3.5 million and $4.6 million, respectively, and resulted in a direct after-tax charge to common shareholders' equity of $0.7 million in the first quarter of fiscal 1995.

     The Company incurred $3.0 million in capital expenditures during the first quarter of fiscal 1995, primarily related to improvements to and acquisition of machinery and equipment in the specialty steel segment. The Company currently estimates that capital spending in fiscal 1995 will approximate $14.0 million. It is anticipated that capital spending will be funded through cash flow from operations, available borrowing sources, as well as available cash and short-term investments.

     Net cash flows used by financing activities were $3.3 million in the first quarter of fiscal 1995. During the quarter the Company made scheduled payments on long-term debt obligations of $5.0 million and increased its borrowings under its lines of credit by $2.4 million. Scheduled long-term debt maturities are $15.5 million, $19.0 million and $18.6 million for fiscal 1995, 1996 and 1997 respectively. However, the Company is pursuing a refinancing of a significant portion of its long-term debt. See "Other Matters."

     Certain of the Company's loan agreements contain covenants restricting the payment of dividends to its shareholders. Under the most restrictive of these covenants, retained earnings available for dividends are computed under a formula which is based in part on the earnings and losses of the Company after fiscal 1988. Under this covenant, the Company is currently prohibited from paying dividends to its shareholders. In addition, certain of the Company's loan agreements contain covenants requiring maintenance of minimum net worth and fixed charge coverage ratios. As of December 31, 1994, the Company was not in compliance with such covenants, but received waivers from its lenders as well as amendments to the agreements that the Company believes will enable it to comply with such covenants for the foreseeable future.

     The Company believes that its current available cash and short-term investments, its cash flow from operations and borrowing sources will be sufficient to meet its anticipated operating cash requirements, including capital expenditures, for at least the next twelve months.

Inflation

     The Company believes that inflation has not had a material effect on its results of operations to date. Generally, the Company experiences inflationary increases in its costs of raw materials, energy, supplies, salaries and benefits and selling and administrative expenses. Except with respect to significant increases in steel scrap prices as discussed herein, the Company has generally been able to pass these inflationary increases through to its customers.

Other Matters

  Legal Matters

     Newport is a co-defendant in a claim for breach of implied warranty in the United States District Court for the Southern District of Texas arising from the failure of two joints of welded pipe during testing of an off-shore pipeline. The plaintiff is seeking damages in excess of $5 million for costs associated with replacing the entire pipeline and lost production revenues. The Company believes that it has meritorious defenses to this claim, although no assurances can be given as to the outcome of this case. Insurance may be available for a portion, but not all, of any award for damages. In addition, the Company is subject to various other claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability and other matters, which seek remedies or damages. Based upon its evaluation of available information, management does not believe that any such matters are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. The ultimate effect of these matters, however, individually or in the aggregate, on the Company's consolidated results of operations and cash flows may be materially impacted by the amount and timing of charges to operations as well as the amount and timing of cash flow requirements resulting from new information as it becomes available.

  Environmental Matters

     The Company is subject to federal, state and local environmental laws and regulations, including, among others, RCRA, the Clean Air Act, the 1990 Amendments, the Clean Water Act and all regulations promulgated in connection therewith, including those concerning the discharge of contaminants as air emissions or waste water effluents and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. As such, the Company is from time to time involved in administrative and judicial proceedings and administrative inquiries related to environmental matters.

     As with other similar mills in the industry, the Company's steel mini-mills produce dust which contains lead, cadmium, and chromium and is classified as a hazardous waste. The Company currently collects the dust resulting from its electric arc furnace operations through emission control systems and recycles it through a waste recycling firm using EPA-approved processes. The Company also has on its property at Newport a permitted hazardous waste disposal facility.

     The occurrences of accidental melting of radioactive materials previously discussed have not resulted in any notice of violations from federal or state environmental regulatory agencies. The Company is investigating and evaluating various issues concerning storage, treatment and disposal of the radiation contaminated baghouse dust; however, a final determination as to method of treatment and disposal, cost and further regulatory requirements cannot be made at this time. Depending on the ultimate timing and method of treatment and disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current estimates and the Company's insurance coverage. As of December 31, 1994, claims recorded in connection with disposal costs exhaust available insurance coverage. Based on current knowledge, management believes the recorded gross reserves of $4.4 million for disposal costs pertaining to these incidents are adequate.

     In September 1994, the Company received a proposed Consent Agreement from the EPA relating to an April 1990 RCRA facility assessment (the "Assessment") completed by the EPA and the Pennsylvania Department of Environmental Resources. The Assessment was performed in connection with a permit application pertaining to a landfill that is adjacent to the Koppel facilities. The Assessment identified potential releases of hazardous constituents at or adjacent to the Koppel facilities prior to the Company's acquisition of the Koppel facilities. The proposed Consent Agreement establishes a schedule for investigating, monitoring, testing and analyzing the potential releases. Contamination documented as a result of the investigation may require cleanup measures. Pursuant to various indemnity provisions in agreements entered into at the time of the Company's acquisition of the Koppel facilities in fiscal 1991, certain parties agreed to indemnify the Company against various known and unknown environmental matters. While such parties have not at this time acknowledged full responsibility for potential costs under the proposed Consent Agreement, the Company believes that the indemnity provisions provide for it to be fully indemnified against all matters covered by the proposed Consent Agreement, including all associated costs, claims and liabilities.

     Subject to the uncertainties concerning the proposed
Consent Agreement and the storage and disposal of the radiation contaminated baghouse dust, the Company believes it is in compliance in all material respects with all applicable environmental regulations.

     Regulations resulting from the 1990 Amendments that will pertain to the Company's electric arc furnace operations are currently not expected to be promulgated until 1997 or later. The Company cannot predict the level of required capital expenditures resulting from future environmental regulations such as those forthcoming as a result of the 1990 Amendments. However, the Company believes that while the 1990 Amendments may require additional expenditures, such expenditures will not have a material impact on the Company's business or consolidated financial position for the foreseeable future. Capital expenditures during fiscal 1995 for the Company's environmental control facilities are not expected to be material; however, such expenditures could be influenced by new and revised environmental laws and regulations.

     As of December 31, 1994, the Company had environmental remediation reserves of $4.7 million, of which $4.4 million pertain to accrued disposal costs for radiation contaminated baghouse dust. As of December 31, 1994, the possible range of estimated losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the proposed Consent Agreement matter, the Company cannot estimate the possible range of losses should the Company ultimately not be indemnified. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the proposed Consent Agreement or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     Other

     The Company is currently pursuing a refinancing of a significant portion of is long-term debt through a proposed sale of $125 million senior secured notes due 2003 (the Offering). Completion of the Offering would substantially reduce principal amortization requirements until the maturity of the senior secured notes. Completion of the Offering is subject to the Securities and Exchange Commission allowing the registration of the senior secured notes to become effective, the entering into a firm commitment with the underwriters and the existence of market conditions acceptable to the Company.

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


                           NS GROUP, INC.




Date:  February 3, 1995    By:  /s/Clifford R. Borland
                                Clifford R. Borland
                                President




Date:  February 3, 1995    By:  /s/John R. Parker
                                John R. Parker
                                Vice President and Treasurer

INDEX TO EXHIBITS

Number                 Description

4(a)      Note Agreement dated as of November 15, 1989 and
amended as of October 3, 1990, between Newport Steel
Corporation and the Purchasers named therein and related agreements, filed as Exhibit 4(a) to Registrant's Form 10-K for the fiscal year ended September 30, 1989, Filed No. 1-
9838, and incorporated herein by this reference; Second and Third Amendment Agreements, dated May 11, 1992 and November
24, 1992, respectively, filed as Exhibit 4(a) to Registrant's Form 10-K for the fiscal year ended September
26, 1992, File No. 1-9838, and incorporated herein by this reference; Fourth Amendment Agreement dated February 8,
1993, filed as Exhibit 4(a) to Registrant's Form 10-Q for the quarterly period ended March 27, 1993, File No. 1-9838, and incorporated herein by this reference; Fifth Amendment
Agreement dated August 17, 1994, filed as Exhibit 4(a) to
Registrant's Form 10-K for the fiscal year ended September
24, 1994, File No. 1-9838, and incorporated herein by this reference; and Sixth Amendment Agreement dated January 17,
1995, filed herewith

4(d)      Loan Agreement dated as of October 4, 1990 between
Koppel Steel Corporation and General Electric Capital Corporation, filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K dated October 18, 1990, File No. 1-9838, and incorporated herein by this reference; amendment dated September 27, 1991, filed as Exhibit 4(d) to Registrant's Form 10-K for the fiscal year ended September 28, 1991, File No. 1-9838, and incorporated herein by this reference; Second Amendment to Loan Agreement dated September 26, 1992, filed as Exhibit 4 (d) to Registrant's Form 10-K for the fiscal year ended September 26, 1992, File No. 1-9838, and incorporated herein by this reference; Third Amendment to Loan Agreement, dated September 24, 1993, filed as Exhibit 4(d) to Registrant's Form 10-K for the fiscal year ended September 24, 1994, File No. 1-9838, and incorporated herein by this reference; and Fourth Amendment to Loan Agreement, dated January 18, 1995, filed herewith

27        Financial Data Schedule