Form 10-K/A
period 1994-09-24
NS GROUP INC
filed 1995-02-23
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                __________

                             FORM 10-K/A
                         AMENDMENT NO. 1

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE
       x  SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended  September 24, 1994

                                 OR

      ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Based on the closing sales price of February 3, 1995, as reported in The Wall Street Journal, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $40.4 million.

                      [Cover page 1 of 2 pages]

The number of shares outstanding of the registrant's Common
Stock, no par value, was 13,809,413 at February 3, 1995.



                         DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II, III and IV incorporate certain information by reference from the Annual Report to Shareholders for the fiscal year ended September 24, 1994 ("1994 Annual Report To Shareholders") and from Amendment No. 1 to the Company's Form S-1 Registration Statement dated January 17, 1995, Filed No. 33-56637 ("Amendment No. 1 to the Registration Statement") and from the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, File No. 1-9838 ("1994 Form 10-K"). Part III also incorporates certain information by reference from the Company's Proxy Statement dated December 20, 1994 for the Annual Meeting of Shareholders on February 16, 1995.

                      [Cover page 2 of 2 pages]


                                     PART I

ITEM 1.  BUSINESS

     Incorporated herein by reference from the Company's
1994 Form 10-K under the caption "Part I, Item 1. Business -
General," "-Specialty Steel Segment," "- Adhesives Segment," and "- Employees".

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

     During the fourth quarter of fiscal 1993, Newport shut down its melt shop operations for 19 days when it was discovered that a radioactive substance was accidentally melted, resulting in the contamination of the melt shop's electric arc furnace emission control facility, or "baghouse facility". A similar incident, having occurred in the third quarter of fiscal 1992, shut down Newport's melt shop facilities for 23 days. The source of the radiation in these incidents was contained in incoming shipments of steel scrap, and was not detected by monitors that check incoming steel scrap. In response, the Company incurred capital expenditures to install additional state-of-the-art radiation detection systems in various locations throughout the Newport plant.

     The Company incurred estimated losses as a result of the extended outages and costs to restore the melt shop and related facilities back to operation, including estimated costs to dispose of the radiation contaminated baghouse dust, of $7.2 million and $4.1 million in fiscal 1993 and 1992, respectively. The Company has recovered $3.5 million through insurance and expects to recover and has recorded, with respect to the 1993 incident, a $2.3 million receivable relating to insurance claims for the recovery of disposal costs which will be filed with the Company's insurance company at the time such disposal costs are incurred. No recovery has been made nor recorded for the fiscal 1992 incident and the Company is assessing the possibility of legal remedies against certain parties. The losses and costs attributable to these incidents, net of insurance claims, resulted in an extraordinary charge of $1.1 million, net of applicable income tax benefit of $0.7 million, or an $.08 loss per share, in fiscal 1993 and an extraordinary charge of $2.5 million, net of applicable income tax benefit of $1.6 million, or a $.19 loss per share, in fiscal 1992. To date, the occurrences of the accidental melting of radioactive materials have not resulted in any notice of violations from federal or state environmental regulatory agencies.

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

     As of September 24, 1994, the Company had environmental remediation reserves of $4.6 million, of which $4.4 million pertain to accrued disposal costs for radiation contaminated baghouse dust. As of September 24, 1994, the possible range of estimated losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the proposed Consent Agreement matter, the Company cannot estimate the possible range of losses should the Company ultimately not be indemnified. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the proposed Consent Agreement or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

     In addition, the Company is subject to various other claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability and other matters which seek remedies or damages. The Company believes it has meritorious defenses with respect to these claims and litigation and that the ultimate disposition of any of the proceedings, individually or in the aggregate, to which the Company is currently a party will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. The ultimate effect of these matters, however, individually or in the aggregate, on the Company's consolidated results of operations and cash flows may be materially impacted by the amount and timing of charges to operations as well as the amount and timing of cash flow requirements resulting from new information as it becomes available.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

     The Company operates in two separate business segments: specialty steel and industrial adhesives. Within the specialty steel segment are the operations of Newport Steel Corporation (Newport), a manufacturer of welded tubular steel products and hot rolled coils; Koppel Steel Corporation (Koppel), a manufacturer of seamless tubular steel products, special bar quality (SBQ) products and semi-finished steel products; and Erlanger Tubular Corporation (Erlanger), a tubular steel product finishing operation. The Company's specialty steel products consist of: (i) seamless and welded tubular goods primarily used in oil and natural gas drilling and production operations, (oil country tubular goods, or OCTG); (ii) line pipe used in the transmission of oil, gas and other fluids; (iii) special bar quality products primarily used in the manufacture of heavy industrial equipment; and (iv) hot rolled coils which are sold to service centers and other manufacturers for further processing. Within the adhesives segment are the operations of Imperial Adhesives, Inc. (Imperial), a manufacturer of industrial adhesives products. See Note 14 to the Consolidated Financial Statements included herein for selected financial information by business segment for the fiscal years 1994, 1993 and 1992.

     In October 1993, the Company sold Kentucky Electric Steel Corporation (KES), a manufacturer of SBQ products, to a newly formed public company in exchange for $45,626,000 in cash and 400,000 shares (approximately 8%) of the newly formed public company, then valued at $4,800,000. Reference is made to Note 2 to the Consolidated Financial Statements included herein concerning the Company's sale of KES and its pro forma effect on the Company's financial position and results of operations. The impact of KES on the Company's operating results for fiscal 1993 and 1992 is reflected in the tables below and the following discussion.


Results of Operations

     The Company's net sales, cost of products sold and operating results by industry segment for each of the three fiscal years in the period ended September 24, 1994 were as follows:

(In thousands)              1994       1993         1992
Net sales
Specialty steel,
 excluding KES           $270,441    $234,460      $175,921

 KES                            -      90,547        80,439

    Total specialty
    steel segment         270,441     325,007       256,360

 Adhesives segment         32,939      28,075        24,882
                         $303,380    $353,082      $281,242

Cost of products sold
Specialty steel,
 excluding KES           $252,880    $217,215      $168,371

   KES                          -      71,468        62,248

    Total specialty
    steel segment         252,880     288,683       230,619
 Adhesives segment         25,281      21,903        19,570
                         $278,161    $310,586      $250,189

Operating income (loss)
Specialty steel,
 excluding KES           $  2,909    $  4,094     $  (5,074)

KES                             -       9,285         8,425

    Total specialty
    steel segment           2,909      13,379         3,351

 Adhesives segment          1,150       1,059           533

Corporate allocations
  and income               (3,370)     (2,766)       (2,483)
                         $    689    $ 11,672     $   1,401

     Sales data for the Company's specialty steel segment for each of the three fiscal years in the period ended
September 24, 1994 were as follows:

                       1994        1993         1992
Tons shipped
  Welded tubular       277,600     308,000       246,500
  Seamless tubular      92,300      76,900        45,400
SBQ, excluding KES     147,900     102,500        72,000
Other                   43,200      16,400         9,400
KES                          -     244,400       217,900
                       561,000     748,200       591,200
Net sales ($000's)
  Welded tubular      $117,214    $125,132      $103,479
Seamless tubular        72,675      62,535        37,819
SBQ, excluding KES      64,858      40,561        28,756
Other                   15,694       6,232         5,867
KES                          -      90,547        80,439
                      $270,441    $325,007      $256,360

Fiscal Year Ended September 24, 1994 Compared with Fiscal
Year Ended September 25, 1993

     Fiscal 1994 specialty steel net sales, excluding KES, increased $36.0 million, or 15.3% from fiscal 1993. Total specialty steel net sales declined $54.6 million, or 16.8% from fiscal 1993, primarily due to the sale of KES, which had fiscal 1993 net sales of $90.5 million.

     Welded tubular net sales declined $7.9 million, or 6.3% on a volume decline of 9.9%. Fiscal 1994 welded tubular net sales were negatively impacted by a decline in second quarter shipments that resulted primarily from customers' resistance to announced price increases. Second quarter welded tubular net sales declined $7.9 million on a volume decline of 29.8% from the second quarter of fiscal 1993.
The Company adjusted its selling prices in response to the decline and volume increased in the third quarter. Fiscal 1994 average selling prices for all welded tubular products increased 3.9% from 1993.

     Seamless tubular net sales increased $10.1 million, or 16.2% on a volume increase of 20.0%. The increase in seamless tubular net sales resulted primarily from an increase in shipments of seamless OCTG due in part to Koppel's increased recognition in the marketplace. Fiscal
1994 average selling prices for all seamless tubular products declined 3.2% due in part to an increased level of foreign imports of seamless OCTG in fiscal 1994.

     Price and volume levels in the domestic tubular market are primarily dependent on the level of drilling activity in the United States and abroad, the level of foreign imports as well as general economic conditions. The average number of oil and natural gas drilling rigs in operation in the United States (rig count) increased 3.4%, from 757 for fiscal 1993 to 783 for fiscal 1994, according to Baker Hughes Inc. The effects of this increase were offset by an increased level of imported tubular products resulting in downward pressure on tubular product prices for most of fiscal 1994.

     On June 30, 1994, the Company, and six other U.S. steel companies filed antidumping petitions against imports of OCTG products from seven foreign nations. The cases ask the U.S. government to take action to offset injury to the domestic OCTG industry from unfairly traded imports. The antidumping petitions were filed against OCTG imports from Argentina, Austria, Italy, Japan, Korea, Mexico and Spain. The Company also joined in filing countervailing duty cases charging subsidization of OCTG imports from Austria and Italy. The cases are being handled by the International Trade Administration of the U.S. Department of Commerce, which is investigating the existence and extent of dumping and subsidization, and by the U.S. International Trade Commission, which is assessing whether dumping and subsidization have caused material injury to the U.S. industry. In August 1994, the International Trade Commissioners voted unanimously that there was reasonable indication of material injury which warrants further investigation of the petitions. The existence and extent of unfair trade practices could be determined as early as late January 1995, and preliminary tariffs could be imposed at that time. Final determinations regarding unfair practices and any injury caused thereby are expected in the Summer of 1995. While the Company cannot predict the outcome of the cases at this time, the Company believes that a favorable ITC ruling could decrease foreign shipments of OCTG products and increase the volume and average selling prices of the Company's shipments.

     Price increases and improvements in tubular product shipments will continue to also be highly dependent on the level of drilling activity in the United States and abroad as well as the level of activity in the steel industry and the general state of the economy.

     SBQ product net sales, excluding KES, increased $24.3 million, or 59.9% on a volume increase of 44.3%. SBQ product average selling prices increased 10.9% from fiscal
1993. SBQ product volume and prices have increased as a result of stronger market demand over the prior year, combined with Koppel's increased recognition in the marketplace. The increase in net sales of "other" products was primarily attributable to an increase in shipments of hot rolled coils, which was a result of stronger market demand for this product over the prior year. Continued improvements in shipments and net sales of SBQ products and hot rolled coils will be largely dependent on the general state of the economy and the overall strength of the steel industry.

     Adhesives segment net sales increased $4.9 million, or 17.3%. The increase in adhesives segment net sales over the prior year was primarily the result of expansion of product lines acquired in fiscal 1993.

     Consolidated gross profit decreased $17.3 million from fiscal 1993 for a gross profit margin of 8.3% compared to 12.0% in fiscal 1993. The decline in gross profit and margin was primarily due to the sale of KES. KES had gross profit in fiscal 1993 of $19.1 million. Gross profit for the specialty steel segment, excluding KES, increased $316,000 from fiscal 1993 for a gross profit margin of 6.5% compared to 7.4% in fiscal 1993. The decline in gross profit margin was partially attributable to a 20.6% increase in the Company's average steel scrap costs over fiscal 1993. The Company has recovered a portion of the increase through higher selling prices for its SBQ products and hot rolled coils; however, it was generally unsuccessful in passing the increases in scrap costs through to tubular product customers. Newport and Erlanger's gross profit declined $5.3 million primarily as a result of increased steel scrap costs and the decline in welded tubular shipments as previously discussed as well as increased maintenance costs due to severe winter weather in the second fiscal quarter. Koppel's gross profit increased $5.4 million which was primarily attributable to improved operating efficiencies due to greater production and sales volume of SBQ and seamless tubular products, as previously discussed. These improvements were partially offset by increased steel scrap costs, lower seamless tubular average selling prices and the effects of severe winter weather conditions in the second fiscal quarter.

     The adhesives segment gross profit increased $1.5 million from fiscal 1993 for a gross profit margin of 23.2%, compared to 22.0% in fiscal 1993. The increase in gross profit and margin was primarily due to increased volume and improved selling prices.

     Selling and administrative expenses declined primarily as a result of the sale of KES and declined as a percentage of net sales from 8.7% in fiscal 1993 to 8.1% in fiscal
1994.

     As a result of the above factors, total specialty steel segment operating income declined $11.0 million primarily due to the sale of KES, which had fiscal 1993 operating income of $9.3 million. The specialty steel segment, excluding KES, earned an operating profit of $2.9 million in fiscal 1994 compared to $4.1 million in fiscal 1993. Of the $2.9 million specialty steel operating profit, Newport and Erlanger incurred a $6.1 million operating loss, compared to a $751,000 loss in fiscal 1993; and Koppel earned a $9.0 million operating profit, compared to a $4.8 million operating profit in fiscal 1993. The adhesives segment earned an operating profit of $1.2 million, virtually unchanged from fiscal 1993.

     Interest income increased $1.5 million primarily due to an increase in average cash and short-term investment balances that resulted primarily from the sale of KES. Interest expense decreased $1.1 million, primarily as a result of a decrease in long-term debt obligations, partially offset by an increase in the average borrowings and interest rates under the Company's lines of credit. Other income increased $1.3 million primarily due to income on the sale of equipment.

     The sale of KES in the first quarter of fiscal 1994 resulted in a pre-tax gain of $35.3 million and increased net income and earnings per common share by $21.5 million and $1.56, respectively. See Note 2 to the Consolidated
Financial Statements included herein.

     As a result of the above factors, income before extraordinary items and cumulative effect of a change in accounting principle was $11.5 million, or $.84 per share, for fiscal 1994, compared to a loss of $5.9 million, or a $.44 loss per share, for fiscal 1993. Excluding the effect of the after-tax gain on the sale of KES, the Company incurred a $10.0 million loss before cumulative effect of a change in accounting principle, or a $.72 loss per share, for fiscal 1994. The increase in the fiscal 1994 loss over fiscal 1993 was primarily attributable to the decline in sales in the second quarter as well as the absence of operating earnings from KES in fiscal 1994, as discussed above.

     In the first quarter of fiscal 1994, the Company recorded an increase to net income of $1.7 million, or $.12 per share, for the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). The adoption of Statement 109 had no impact on cash flow for fiscal 1994. A valuation allowance has not been recorded against deferred tax assets as it is estimated that such deferred tax assets will be realized through a reduction of taxes otherwise payable upon the reversal of existing taxable temporary differences. See Note 12 to the Consolidated Financial Statements included herein.

     During the first quarter of fiscal 1994, the Company also adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). Statement 115 requires the Company to mark certain of its investments to market either through the income statement or directly to common shareholders' equity, depending on the nature of the investment. The impact on the Company's financial statements from the adoption of Statement 115 was not material.

Fiscal Year Ended September 25, 1993 Compared with Fiscal
Year Ended September 26, 1992

     Net sales in fiscal 1993 increased $71.8 million, or 25.5% from fiscal 1992, to $353.1 million. The specialty steel segment net sales increased $68.6 million and the adhesives segment net sales increased $3.2 million.

     Welded tubular net sales increased $21.7 million, or 20.9% on a volume increase of 24.9%. The increase in welded tubular shipments resulted generally from an increase in market share as well as an increase in market activity, as evidenced by a modest increase in the number of oil and natural gas drilling rigs in operation in the United States. The rig count, which on average was 701 for fiscal 1992, increased approximately 8% to an average of 757 for fiscal 1993, according to Baker Hughes Inc. Overall average selling prices of welded tubular products declined 3.3% from fiscal 1992; however, prices generally improved quarter to quarter during fiscal 1993.

     Seamless tubular net sales increased $24.7 million, or 65.4% on a volume increase of 69.4%. Seamless tubular product shipments increased for reasons similar to those for the increase in welded tubular shipments. Average selling prices for seamless tubular products declined approximately 2.4%.

     SBQ product net sales, excluding KES, increased $11.8 million, or 41.1% on a volume increase of 42.4%. SBQ product shipments improved as a result of stronger market demand over the prior year. Average selling prices, however, remained virtually unchanged.

     KES's net sales increased $10.1 million, or 12.6% on a 12.2% increase in volume. Average selling prices remained virtually unchanged from fiscal 1992. The increase in shipments resulted from continued improvement in the various markets served by KES.

     Imperial's net sales increased $3.2 million, or 12.8%, primarily the result of the acquisition of new product lines as well as price increases.

     Consolidated gross profit increased $11.4 million from fiscal 1992 to $42.5 million, or a 12.0% gross profit margin compared to 11.0% in fiscal 1992. Specialty steel gross profit, excluding KES, increased $9.7 million from fiscal 1992 for a gross profit margin of 7.4% compared to 4.3% in fiscal 1992.

     Newport and Erlanger's gross profit increased $2.1 million from fiscal 1992. The increase was primarily due to improved operating efficiencies resulting from increased production volumes, offset by increased steel scrap costs and lower overall selling prices. Gross profit at Koppel increased $7.6 million as a result of significant improvements in production efficiencies due to increased production volume for seamless tubular and SBQ products over fiscal 1992. Gross profit at Koppel was also negatively impacted by lower average selling prices and higher steel scrap costs compared to fiscal 1992. KES's gross profit increased $888,000, primarily as a result of increased volume as previously discussed, partially offset by increases in the cost of steel scrap.

     The adhesives segment gross profit increased $860,000 for a gross profit margin of 22.0% compared to 21.3% in fiscal 1992. The increase in gross profit and margin was primarily due to increased sales volume and operating efficiencies.

     Selling and administrative expenses increased $1.2 million, or 4.0% and declined as a percentage of sales from 10.5% in fiscal 1992 to 8.7% in fiscal 1993. The overall increase in selling and administrative expenses was primarily attributable to increased production and sales volumes.

     As a result of the above factors, the specialty steel segment earned an operating profit of $13.4 million in fiscal 1993 compared to $3.4 million in fiscal 1992. Of the $13.4 million specialty steel segment operating profit, Newport and Erlanger incurred a $751,000 loss, compared to a $2.0 million loss in fiscal 1992; Koppel earned a $4.8 million profit, compared to a $3.0 million loss in fiscal 1992 and KES earned a $9.3 million profit, compared to an $8.4 million profit in fiscal 1992. The adhesives segment earned an operating profit of $1.1 million in fiscal 1993 compared to $533,000 in fiscal 1992.

     Interest expense decreased $701,000 primarily as a result of a reduction in long-term debt obligations.

     During the fourth quarter of fiscal 1993, Newport shut down its melt shop operations for nineteen days when it was discovered that a radioactive substance was accidentally melted, resulting in the contamination of the melt shop's electric arc furnace emission control facility, or "baghouse" facility. A similar incident, having occurred in the third quarter of fiscal 1992, shut down Newport's melt shop facilities for twenty-three days. The source of the radiation in these incidents was contained in incoming shipments of scrap metal and was not detected by monitors that check incoming steel scrap. In response, the Company incurred capital expenditures to install additional state-of-the-art radiation detection systems in various locations throughout the Newport plant.

     The Company incurred estimated losses as a result of the extended outages and costs to restore the melt shop and related facilities back to operations, including estimated costs to dispose of the radiation contaminated baghouse dust, of $7.2 million and $4.1 million, in fiscal 1993 and 1992, respectively. The Company has recovered $3.5 million through insurance, and expects to recover and has recorded, with respect to the 1993 incident, a $2.3 million receivable relating to insurance claims for the recovery of disposal costs which will be filed with the Company's insurance company at the time such disposal costs are incurred. No recovery has been made nor recorded for the fiscal 1992 incident and the Company is assessing the possibility of legal remedies against certain parties. The losses and costs attributable to these incidents, net of insurance claims, resulted in an extraordinary charge of $1.1 million, net of applicable income tax benefit of $0.7 million, or an $.08 loss per share, in fiscal 1993 and an extraordinary charge of $2.5 million, net of applicable income tax benefit of $1.6 million, or a $.19 loss per share, in fiscal 1992. See "Other Matters" for a further discussions related to these incidents.

     As a result of the above factors, the Company incurred
a loss before extraordinary item of $5.9 million, or a $.44
loss per share, for fiscal 1993, compared to a loss before
extraordinary item of $13.4 million, or a $.99 loss per
share, for fiscal 1992.   The decline in losses was
primarily attributable to increased specialty steel segment sales and operating income, particularly at Koppel, as discussed above.

Liquidity and Capital Resources

     Working capital at September 24, 1994 was $45.2 million compared to $39.1 million at September 25, 1993. The current ratio at September 24, 1994 was 1.50 to 1 compared to 1.45 to 1 at September 25, 1993. At September 24, 1994, the Company had cash and short-term investments totaling $44.5 million compared to $9.3 million at September 25, 1993. At December 31, 1994, the Company had aggregate lines of credit available for borrowing of $34.9 million, including a $16.2 million line of credit restricted for use at Koppel, of which a total of $31.2 was outstanding. These lines have interest rates ranging from 1/2% to 1 1/2% over prime and expire in fiscal 1995 and 1996. At September 24, 1994, approximately $8.3 million in cash and short-term investments were restricted, primarily in connection with cash collateralized letters of credit. The Company is negotiating a new three year, $45.0 million working capital facility which would replace its existing credit line agreements. There can be no assurance that the new facility will be entered into, however; the Company believes that it will have sufficient credit facilities to meet its working capital needs for the next twelve months.


     Cash flow used in operating activities totaled $4.3 million. Major components include a net loss before the effect of the gain on the sale of KES and the adoption of Statement 109 of $10.0 million, a $7.9 million increase in accounts receivable, a $1.2 million decrease in long-term deferred taxes and a $3.2 million increase in inventories.
Partially offsetting these uses of operating cash flow were non-cash depreciation and amortization charges of $18.8 million, a decrease in refundable income taxes and other current assets of $2.6 million and $2.7 million, respectively, and an increase in accounts payable of $5.8 million. The increases in accounts receivable, inventories and accounts payable were primarily attributable to the increase in business activity in the specialty steel segment. Other current assets decreased primarily due to the receipt of insurance claims recorded in fiscal 1993.
Cash flows from operating activities were also reduced by $4.9 million for income taxes paid, which resulted from the sale of KES.

     Cash flows from operating activities were $2.4 million in fiscal 1993 compared to $8.5 million in fiscal 1992. Major uses of cash in operating activities in fiscal 1993 included a net loss of $7.0 million, an increase in accounts receivable of $11.5 million, resulting primarily from an increase in business activity in the specialty steel segment, and an increase in other current assets of $7.2 million, resulting primarily from the recording of insurance claims. Increases in operating cash flows resulted from increases in accounts payable and accrued liabilities of $1.0 million and $6.8 million, respectively, which were primarily attributable to the increase in business activity in the specialty steel segment and the recording of environmental remediation liabilities.

     Major uses of cash in operating activities in fiscal 1992 included a net loss of $15.9 million and an increase in accounts receivable of $11.5 million that was primarily attributable to the increase in business activity in the specialty steel segment, offset by a decrease in refundable income taxes of $7.1 million. In addition, increases in net cash flows of $10.0 million resulted from increases in accounts payable and accrued liabilities, primarily attributable to the increase in business activity in the specialty steel segment.

     As a result of the sale of KES, the Company received $45.6 million in cash and $4.8 million in common stock of
the new entity.   In addition, the Company received $6.8
million in cash from the new entity in satisfaction of a dividend declared by KES prior to the sale. A portion of the cash proceeds have been utilized to fund the current year's operating loss. The remaining cash proceeds are invested in short-term investments and will be utilized for general corporate purposes, including capital expenditures, as necessary. The Company intends to hold as an available-for-sale investment the common stock acquired in the sale of KES.

     The Company incurred $11.8 million, $6.1 and $4.1 million in capital expenditures during fiscal 1994, 1993 and 1992, respectively. Such capital expenditures were primarily related to the acquisition of machinery and equipment in the specialty steel segment. For fiscal 1994, the most significant expenditures was the $2.2 million acquisition of a tubular processing facility located near Houston, Texas. Included in total capital spending for fiscal 1994, 1993 and 1992 was $0.8 million, $0.3 million and $0.2 million, respectively, related to the Company's environmental control facilities. The Company currently estimates that capital spending in fiscal 1995 will approximate $14.0 million. It is anticipated that capital spending will be funded through cash flow from operations, available borrowing sources, as well as available cash and short-term investments.

     Net cash flows used by financing activities were $4.4 million in fiscal 1994. During fiscal 1994, the Company made payments on long-term debt obligations of $7.2 million and increased its borrowings under its lines of credit by $1.9 million. Scheduled long-term debt maturities are $15.5 million, $19.0 million and $18.6 million for fiscal 1995, 1996 and 1997, respectively. However, the Company is pursuing a refinancing of a significant portion of its long-term debt. See "Other Matters".

     Cash flows from financing activities in fiscal 1993 and 1992 included net repayments on long-term debt obligations of $7.9 million and $6.6 million, respectively, and increased borrowings under the Company's lines of credit of $6.3 million and $4.0 million, respectively.

     Certain of the Company's loan agreements contain covenants restricting the payment of dividends to its shareholders. Under the most restrictive of these covenants, retained earnings available for dividends is computed under a formula which is based in part on the earnings and losses of the Company after fiscal 1988. Under this covenant, the Company is currently prohibited from paying dividends to its shareholders.

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


Impact of Recently Issued Accounting Standards

     Statement of Financial Accounting Standards No. 112,
"Employers' Accounting for Postemployment Benefits"
(Statement 112) was issued in November, 1992 and requires companies to accrue, during the period an employee renders service, the expense of providing certain postemployment benefits. Currently, the Company recognizes the expense of such benefits, to the extent provided, at the time payment is deemed probable. Adoption of Statement 112 is required in fiscal 1995. Management does not expect adoption of Statement 112 to have a material impact on the Company's financial condition or results of operations.

Other Matters

     Legal Matters

     Newport is a co-defendant in a claim for breach of implied warranty arising from the failure of two joints of welded pipe during testing of an off-shore pipeline. The plaintiff is seeking damages in excess of $5 million for costs associated with replacing the entire pipeline and lost production revenues. The Company believes that it has meritorious defenses to this claim, although no assurances can be given as to the outcome of this case. Insurance may be available for a portion, but not all, of any award for damages. The Company is subject to various other claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability and other matters, which seek remedies or damages. Based upon its evaluation of available information, management does not believe that any such matters are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. The ultimate effect of these matters, however, individually or in the aggregate, on the Company's consolidated results of operations and cash flows may be materially impacted by the amount and timing of charges to operations as well as the amount and timing of cash flow requirements resulting from new information as it becomes available.

     Environmental Matters

     The Company is subject to federal, state and local environmental laws and regulations, including, among others, the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, the 1990 Amendments to the Clean Air Act (the 1990 Amendments), the Clean Water Act and all regulations promulgated in connection therewith, concerning the discharge of contaminants as air emissions or waste water effluents and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. As such, the Company is from time to time involved in administrative and judicial proceedings and administrative inquiries related to environmental matters.

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

     In September 1994,  the Company received a proposed
Consent Agreement from the EPA relating to an April 1990
RCRA facility assessment (the Assessment) completed by the EPA and the Pennsylvania Department of Environmental
Resources. The Assessment was performed in connection with a permit application pertaining to a landfill that is adjacent to the Koppel facilities. The Assessment identified potential releases of hazardous constituents at or adjacent to the Koppel facilities prior to the Company's acquisition of the Koppel facilities. The proposed Consent
Agreement establishes a schedule for investigating, monitoring, testing and analyzing the potential releases.
Any contamination documented as a result of the investigation may require remediation. Pursuant to various indemnity provisions in agreements entered into at the time of the Company's acquisition of the Koppel facilities in 1991, certain parties agreed to indemnify the Company against various known and unknown environmental matters.
While such parties have not at this time acknowledged full responsibility for potential costs under the proposed
Consent Agreement, the Company believes that the indemnity provisions provide for it to be fully indemnified against all matters covered by the proposed Consent Agreement, including all associated costs, claims and liabilities.

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

     As of September 24, 1994, the Company had environmental remediation reserves of $4.6 million, of which $4.4 million pertain to accrued disposal costs for radiation contaminated baghouse dust. As of September 24, 1994, the possible range of estimated losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the proposed Consent Agreement matter, the Company cannot estimate the possible range of losses should the Company ultimately not be indemnified. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the proposed Consent Agreement or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     Other

     The Company is currently pursuing a refinancing of a significant portion of its long-term debt through a proposed sale of $125 million senior secured notes due 2003 (the Offering). Completion of the Offering would substantially reduce principal amortization requirements until the maturity of the senior secured notes. Completion of the Offering is subject to the Securities and Exchange Commission allowing the registration of the senior secured notes to become effective, the entering into a firm commitment with the underwriters and the existence of market conditions acceptable to the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated herein by reference from Amendment No. 1 to the Registration Statement, pages F-1 through F-17; and page 41 from the 1994 Annual Report to Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Company's
Proxy Statement dated December 20, 1994 for the Annual
Meeting of Shareholders on February 16, 1995, under the caption "I. Election of Directors" - "Director
Compensation"; on page 7; and "Compensation Committee
Interlocks and Insider Participation" on page 12; and from Amendment No. 1 to the Registration Statement under the caption "Executive Compensation - Summary Compensation
Table" on pages 53 and 54.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM
           8-K

(a)  1.   Consolidated Financial Statements - The following
          Consolidated Financial Statements included in
          Amendment No. 1 to the Registration Statement for the fiscal year ended September 24, 1994, are incorporated by reference in Item 8:

          - Consolidated Statements of Income
          - Consolidated Balance Sheets
          - Consolidated Statements of Cash Flows
          - Consolidated Statements of Common Shareholders'
Equity
          - Notes to Consolidated Financial Statements
          - Report of Independent Public Accountants

(a)  2.   Consolidated Financial Statement Schedules - The
          following schedules are incorporated herein by reference from the Company's 1994 Form 10-K:

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


                             SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 13, 1995        /s/John R. Parker
                                    John R. Parker, Vice
                                    President
                                    and Treasurer, Principal
                                    Financial Officer


                                   INDEX TO EXHIBITS

Number                        Description

3(a)  Amended and Restated Articles of Incorporation of
Registrant, filed as Exhibit 3.1 to Amendment No. 1 to
Registrant's Form S-1 dated January 17, 1995, File No. 33-
56637, and incorporated herein by this reference

3(b)  Amended and Restated By-Laws of Registrant, dated
November 14, 1991, filed as Exhibit 3(b) to Registrant's
Form 10-K for the fiscal year ended September 28, 1991, File
No. 1-9838, and incorporated herein by this reference

4(a) Note Agreement dated as of November 15, 1989 and amended as of October 3, 1990, between Newport Steel
Corporation and the Purchasers named therein and related agreements, filed as Exhibit 4(a) to Registrant's Form 10-K for the fiscal year ended September 30, 1989, File No. 1-
9838, and incorporated herein by this reference; Second and Third Amendment Agreements, dated May 11, 1992 and November
24, 1992, respectively, filed as Exhibit 4(a) to Registrant's Form 10-K for the fiscal year ended September
26, 1992, File No. 1-9838, and incorporated herein by this reference; Fourth Amendment Agreement dated February 8,
1993, filed as Exhibit 4(a) to Registrant's Form 10-Q for the quarterly period ended March 27, 1993, File No. 1-9838, and incorporated herein by this reference; Fifth Amendment
Agreement dated August 17, 1994, filed as Exhibit 4(a) to
Registrant's Form 10-K for the fiscal year ended September
24, 1994, File No. 1-9838, and incorporated herein by this reference; and Sixth Amendment Agreement dated January 17,
1995, filed as Exhibit 4(a) to Registrant's Form 10-Q for the quarterly period ended December 31, 1994, File No. 1-
9838, and incorporated herein by this reference.

4(b)  Form of 11% Subordinated Convertible Debenture due
2005, filed as Exhibit 4.1 to Registrant's Current Report on
Form 8-K dated October 18, 1990, File No. 1-9838, and incorporated herein by this reference

4(c)  Form of Warrant dated October 4, 1990, filed as
Exhibit 4.2 to Registrant's Current Report on Form 8-K dated October 18, 1990, File No. 1-9838, and incorporated herein by this reference; and First Amendment to Warrant dated September 26, 1992, filed as Exhibit 4(c) to Registrant's Form 10-K for the fiscal year ended September 26, 1992, File No. 1-9838, and incorporated herein by this reference

4(d) Loan Agreement dated as of October 4, 1990 between Koppel Steel Corporation and General Electric Capital Corporation, filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K dated October 18, 1990, File No. 1-9838, and incorporated herein by this reference; amendment dated September 27, 1991, filed as Exhibit 4(d) to Registrant's Form 10-K for the fiscal year ended September 28, 1991, File No. 1-9838, and incorporated herein by this reference; Second Amendment to Loan Agreement dated September 26, 1992, filed as Exhibit 4(d) to Registrant's Form 10-K for the fiscal year ended September 26, 1992, File No. 1-9838, and incorporated herein by this reference; Third Amendment to Loan Agreement, dated September 24, 1993, filed as Exhibit 4(d) to Registrant's Form 10-K for the fiscal year ended September 24, 1994, File No. 1-9838, and incorporated herein by this reference; and Fourth Amendment to Loan Agreement, dated January 18, 1995, filed as Exhibit 4(d) to Registrant's Form 10-Q for the quarterly period ended December 31, 1994, File No. 1-9838, and incorporated herein by this reference.

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

10(h) Registration Rights Agreement dated October 6, 1993 among Kentucky Electric Steel, Inc., NS Group, Inc. and NSub I, Inc. filed as Exhibit 10(i) to the Registrant's Form 10-K for the fiscal year ended September 25, 1993, File No. 1-9838, and incorporated herein by this reference

13 1994 Annual Report to Shareholders (not deemed "filed" except for portions which are expressly incorporated by reference as Exhibit 13 to Registrant's Form 10-K for the fiscal year ended September 24, 1994, File No. 1-9838, and incorporated herein by this reference)

21 Subsidiaries of Registrant, filed as Exhibit 21 to
Registrant's Form 10-K for the fiscal year ended September
24, 1994, File No. 1-9838, and incorporated herein by this reference

23 Consent of Independent Public Accountants

24 Power of Attorney (contained on Signature Page of
Registrant's Form 10-K for the fiscal year ended September
24, 1994, File No. 1-9838, and incorporated herein by this reference)

99 (a) Registrant's consolidated financial statements on pages F-1 through F-17 and "Executive Compensation" on pages
53 and 54 of Registrant's Amendment No. 1 to Form S-1
Registration Statement dated January 17, 1995, File No. 33-
56637, and filed herewith

99 (b) Registrant's Form 10-K for the fiscal year ended
September 24, 1994, File No. 1-9838, and filed herewith