Form 10-Q
period 1995-04-01
NS GROUP INC
filed 1995-05-12
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                        __________________

                             FORM 10-Q


    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended
                  April 1,    1995

                                 OR

   ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____  to  ____


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common stock, no par value             13,803,684
    (Class)                   (Outstanding at May 8, 1995)




                     NS GROUP, INC.

                      INDEX


PART I    FINANCIAL INFORMATION                        PAGE


 Item 1  --  Financial Statements

  Condensed Consolidated Balance Sheets . . . . . . . .   3
  Condensed Consolidated Statements of Operations . . .   4
  Condensed Consolidated Statements of Cash Flows . . .   5
  Notes to Condensed Consolidated Financial Statements    6

 Item 2  --  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations  . . . . . . . . . . . . . . .   10

PART II   OTHER INFORMATION

 Item 1  --  Legal Proceedings . . . . . . . . . . . .   20

 Item 4  --  Submission of Matters to a Vote of
             Security-Holders  . . . . . . . . . . . .   20

 Item 6  --  Exhibits and Reports on Form 8-K  . . . .   20


                    NS GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF APRIL 1, 1995 AND SEPTEMBER 24, 1994
                          (Dollars in thousands)
                                (Unaudited)

                                     April 1,  September 24,
                                     1 9 9 5       1 9 9 4
CURRENT ASSETS
Cash and cash equivalents           $  1,350      $  4,405
  Short-term investments              20,082        40,071
  Accounts receivable, less
  allowance for doubtful accounts
  of $503 and $637,respectively       49,050        42,651
  Inventories                         45,624        32,290
  Other current assets                19,647        16,793

    Total current assets             135,753       136,210

PROPERTY, PLANT AND EQUIPMENT        270,038       262,721
  Less - accumulated depreciation   (111,569)     (102,182)
                                     158,469       160,539

OTHER ASSETS                          18,391        18,578

    Total assets                    $312,613      $315,327

CURRENT LIABILITIES
  Notes payable                     $ 29,913      $ 28,872
  Accounts payable                    33,454        27,312
  Other current liabilities           19,375        19,281
  Current portion of long-term debt   17,505        15,543

    Total current liabilities        100,247        91,008

LONG-TERM DEBT                       126,395       138,110

DEFERRED TAXES                         9,607         9,745

COMMON SHAREHOLDERS' EQUITY
  Common stock, no par value,
  40,000,000 shares authorized;
  13,762,013 shares issued and
  outstanding                         48,988        48,988
  Common stock options and warrants      291           262
  Unrealized gain (loss) on available
  for sale securities                   (775)         (124)
  Retained earnings                   27,860        27,338

    Total common shareholders'
    equity                            76,364        76,464

    Total liabilities and
    shareholders' equity            $312,613      $315,327


     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  NS GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED
                  APRIL 1, 1995 AND MARCH 26, 1994
          (Dollars in thousands, except per share amounts)
                            (Unaudited)


                     Three Months Ended    Six Months Ended
                    April 1, March 26,   April 1,  March 26,
                    1995      1994        1995      1994

NET SALES           $ 97,055  $ 66,012   $ 190,544 $137,971
COST AND EXPENSES
 Cost of products
 sold                 86,910    64,181     168,909  128,349
 Selling and
administrative
expenses               6,688     6,296      13,620   12,276

 Operating income
 (loss)                3,457    (4,465)      8,015   (2,654)

OTHER INCOME
 (EXPENSE)
 Gain on sale of
 subsidiary                -         -           -   35,292
 Interest expense     (4,938)   (5,068)    (10,294) (10,079)
 Interest income         388       388         920      847
 Other, net            1,819        70       2,208      623

 Income (loss)
 before income
 taxes and
 cumulative effect
 of a change in
 accounting
 principle               726    (9,075)        849   24,029

PROVISION (CREDIT)
FOR INCOME TAXES         279    (3,492)        327    9,586

 Income (loss)
 before cumulative
 effect of a change
 in accounting
 principle               447    (5,583)        522   14,443

CUMULATIVE EFFECT,
AS OF SEPTEMBER 25,
1993, OF A CHANGE
IN THE METHOD OF
ACCOUNTING FOR INCOME
TAXES                      -         -           -    1,715

 Net income (loss)  $    447  $ (5,583)   $    522  $16,158

PER COMMON SHARE
 Income (loss)
 before cumulative
 effect of a change
 in accounting
 principle            $ .03     $(.40)      $ .04    $1.05
 Cumulative effect
 of a change in the
 method of accounting
 for income taxes         -         -           -      .12
 Net income (loss)    $ .03     $(.40)      $ .04    $1.17

WEIGHTED AVERAGE SHARES
OUTSTANDING (000's)  13,795    13,802      13,803   13,772

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    NS GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTH PERIODS ENDED
                 APRIL 1, 1995 AND MARCH 26, 1994
                       (Dollars in thousands)
                            (Unaudited)

                                    APRIL 1,       MARCH 26,
                                    1 9 9 5         1 9 9 4
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                         $   522         $16,158
 Adjustments to reconcile net
 income to net cash flows from
 operating activities:
   Depreciation and amortization      9,695           9,307
   Increase (decrease) in deferred
   taxes                                261          (1,325)
   Gain on sale of subsidiary             -         (35,292)
   (Increase) decrease in accounts
   receivable, net                    6,399)          1,614
   Increase in inventories          (13,334)         (5,988)
   (Increase) decrease in other
   current assets                    (2,854)          4,380
   Increase in accounts payable       6,142             647
   Increase (decrease) in accrued
   liabilities                           94           4,675

      Net cash flows from operating
      activities                     (5,873)         (5,824)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of subsidiary       -          50,426
   Cash dividend from sold subsidiary     -           6,818
   Increase in property, plant and
   equipment, net                    (7,317)         (3,655)
   Increase in other assets            (324)         (4,818)
   (Increase) decrease in short-term
   investments                       19,989         (39,761)

      Net cash flows from investing
      activities                     12,348           9,010

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in notes payable          1,041           1,317
   Proceeds from issuance of
   long-term debt                         -             431
   Repayments on long-term debt      (9,753)         (3,683)
   Increase in deferred financing
   costs                               (818)            (50)
   Proceeds from issuance of
   common stock                           -             682

      Net cash flows from
      financing activities           (9,530)         (1,303)
      Net increase (decrease) in
      cash and cash equivalents      (3,055)          1,883

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                     4,405           5,797

CASH AND CASH EQUIVALENTS AT END
OF PERIOD                           $ 1,350         $ 7,680

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                        $12,059         $ 9,460
    Income taxes                    $   724         $ 2,530

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

             NS GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited)


Note 1:  Principles of Consolidation

     The condensed consolidated financial statements include the accounts of NS Group, Inc. and its wholly-owned subsidiaries (the Company): Newport Steel Corporation (Newport), Koppel Steel Corporation (Koppel), Erlanger Tubular Corporation (Erlanger), Imperial Adhesives, Inc. (Imperial), Northern Kentucky Management, Inc., Northern Kentucky Air, Inc. and NSub I, Inc., formerly known as Kentucky Electric Steel Corporation (KES). All significant intercompany balances and transactions have been eliminated.

     The accompanying information reflects, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results for the interim periods. Reference should be made to NS Group, Inc.'s Form 10-K/A for the fiscal year ended September 24, 1994 for additional footnote disclosure, including a summary of significant accounting policies.

     In the first quarter of fiscal 1995, the Company adopted the provision of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement 112). The impact on the Company's financial statements from the adoption of Statement 112 was not material.

     The Company's fiscal year ends on the last Saturday of September. The first quarter and six month periods of fiscal 1995 and 1994 are 14 and 13 week and 27 and 26 week periods, respectively.

Note 2:  Inventories

     At April 1, 1995 and September 24, 1994, inventories stated at the lower of LIFO (last-in, first-out) cost or market represent approximately 39% and 27% of total inventories before the LIFO reserve, respectively.
Inventories consist of the following components ($000's):


                                 APRIL 1,     SEPTEMBER 24,
                                 1 9 9 5         1 9 9 4

     Raw materials                 $ 8,615        $ 6,699
     Semi-finished and
      finished goods                39,248         27,695
                                    47,863         34,394
     LIFO reserve                   (2,239)        (2,104)
                                   $45,624        $32,290


Note 3:  Other Current Assets

     Included in other current assets at April 1, 1995 are receivables for various insurance claims aggregating approximately $6.3 million.

Note 4:  Commitments and Contingencies

     The Company has various commitments for the purchase of materials, supplies and energy arising in the ordinary course of business.

     As previously reported, Newport was named as a co-defendant in a claim for breach of implied warranty in the United States District Court for the Southern District of Texas arising from the failure of two joints of welded pipe during testing of an offshore pipeline. Subsequent to the end of the fiscal 1995 second quarter, the Company reached a settlement for an amount significantly less than the plaintiff's original claim and the litigation was dismissed. The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability and other matters, which seek remedies or damages. Based upon its evaluation of available information, management does not believe that any such matters, including the above-mentioned settlement, are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

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

     As with similar mills in the industry, the Company's steel mini-mills produce dust which contains lead, cadmium and chromium, which is classified as a hazardous waste. The Company currently collects the dust resulting from its electric arc furnace operations through emission control systems and contracts with a company for treatment and disposal of the dust at an EPA-approved facility. The Company also has on its property at Newport a permitted hazardous waste disposal facility.

     In separate incidents occurring in fiscal 1992 and 1993, radioactive substances were accidentally melted at Newport, resulting in the contamination of the melt shop's electric arc furnace emission control facility, or "baghouse facility". The occurrences of the accidental melting of radioactive materials have not resulted in any notice of violations from federal or state environmental regulatory agencies. The Company is investigating and evaluating various issues concerning storage, treatment and disposal of the radiation contaminated baghouse dust; however a final determination as to method of treatment and disposal, cost and further regulatory requirements cannot be made at this time. Depending on the ultimate timing and method of treatment and disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current estimates and the Company's insurance coverage. As of April 1, 1995, claims recorded in connection with disposal costs exhaust available insurance coverage. Based on current knowledge, management believes the recorded gross reserves of $4.4 million for disposal costs pertaining to these incidents are adequate.

     In March 1995, Koppel and the EPA signed a Consent Order relating to an April 1990 RCRA facility assessment (the Assessment) completed by the EPA and the Pennsylvania Department of Environmental Resources. The Assessment was performed in connection with a permit application pertaining to landfill that is adjacent to the Koppel facilities. The Assessment identified potential releases of hazardous constituents at or adjacent to the Koppel facilities prior to the Company's acquisition of the Koppel facilities. The Consent Order establishes a schedule for investigating, monitoring, testing and analyzing the potential releases. Contamination documented as a result of the investigation may require cleanup measures. Pursuant to various indemnity provisions in agreements entered into at the time of the Company's acquisition of the Koppel facilities, certain parties have agreed to indemnify the Company against various known and unknown environmental matters. While such parties have not at this time acknowledged full responsibility for potential costs under the Consent Order, the Company believes that the indemnity provisions provide for it to be fully indemnified against all matters covered by the Consent Order, including all associated costs, claims and liabilities.

     Subject to the uncertainties concerning the Consent
Order and the storage and disposal of the radiation contaminated dust, the Company believes that it is currently in compliance with all known material and applicable environmental regulations.

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

     As of April 1, 1995, the Company had environmental remediation reserves of $4.7 million of which $4.4 million pertain to accrued disposal costs for radiation contaminated baghouse dust. As of April 1, 1995, the possible range of estimated losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the Consent Order, the Company cannot estimate the possible range of losses should the Company ultimately not be indemnified. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the Consent Order or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                NS GROUP, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

General

     The Company operates in two separate business segments: specialty steel and industrial adhesives. Within the specialty steel segment are the operations of Newport, a manufacturer of welded tubular steel products and hot rolled coils; Koppel, a manufacturer of seamless tubular steel products, special bar quality (SBQ) products and semi-finished steel products; and Erlanger, a tubular steel product finishing operation. The Company's specialty steel products consist of: (i) seamless and welded oil country tubular goods (OCTG) primarily used in oil and natural gas drilling and production operations; (ii) line pipe used in the transmission of oil, gas and other fluids; (iii) SBQ products primarily used in the manufacture of heavy industrial equipment; and (iv) hot rolled coils which are sold to service centers and other manufacturers for further processing. Within the adhesives segment are the operations of Imperial, a manufacturer of industrial adhesives products.

     In October 1993, the Company sold KES, a manufacturer of SBQ products, to a newly formed public company in exchange for $45.6 million in cash and 400,000 shares (approximately 8%) of the newly formed public company, then valued at $4.8 million. Reference is made to Note 2 to the audited annual Consolidated Financial Statements included in the Company's Form 10-K, as amended, for the fiscal year ended September 24, 1994 concerning the Company's sale of KES.

Results of Operations

     The Company's net sales, cost of products sold and operating results by industry segment for the three and six month periods ended April 1, 1995 and March 26, 1994 are summarized below. The first quarters of fiscal 1995 and 1994 are 14 and 13 week periods, respectively. As such, the increases and decreases in operating results for the six month comparative periods, as discussed below, were partially attributable to the additional week of operations in the first quarter of fiscal 1995.

                    Three Months Ended     Six Months Ended
                    April 1, March 26,   April 1, March 26,
                     1995      1994        1995     1994
                          (in thousands of dollars)
Net sales
  Specialty steel
  segment...         $88,227    $58,347   $172,943  $122,109
  Adhesives segment.   8,828      7,665     17,601    15,862
                     $97,055    $66,012   $190,544  $137,971
Cost of products
 sold
 Specialty steel
 segment...          $79,932    $58,138   $155,142  $115,955
  Adhesives
  Segment..            6,978      6,043     13,767    12,394
                     $86,910    $64,181   $168,909  $128,349
Operating income
  Specialty steel
  segment...         $ 4,148    $(3,746)  $  9,444  $(1,593)
  Adhesives segment      251        131        524       372
  Corporate allocations
   and income......     (942)      (850)    (1,953)  (1,433)
                     $ 3,457    $(4,465)  $  8,015  $(2,654)


     Sales data for the Company's specialty steel segment for the three and six month periods ended April 1, 1995 and March 26, 1994 were as follows:

                     Three Months Ended     Six Months Ended
                     April 1, March 26,   April 1, March 26,
                       1995      1994        1995     1994

Tons shipped
  Welded tubular..   78,000    54,600     164,800   121,300
  Seamless tubular   29,700    20,200      57,600    40,700
  SBQ.............   47,300    37,000      90,200    70,900
  Other...........   17,900     7,600      29,900    17,000
                    172,900   119,400     342,500   249,900
Net sales ($000's)
  Welded tubular.   $35,487   $23,124    $ 74,238  $ 50,930
  Seamless tubular   22,466    15,825      44,252    33,575
  SBQ.............   23,808    16,467      43,267    30,813
  Other...........    6,466     2,931      11,186     6,791
                    $88,227   $58,347    $172,943  $122,109


     Net sales for the second quarter of fiscal 1995 increased $31.0 million, or 47.0%, from the second quarter
of fiscal 1994 to $97.1 million.   For the six month
comparable period, net sales increased $52.6 million, or 38.1%, to $190.5 million. Specialty steel segment net sales increased $29.9 million, or 51.2% and $50.8 million, or 41.6%, for the three and six month periods, respectively. Adhesives segment net sales increased $1.2 million, or 15.2%, and $1.7 million, or 11.0%, for the three and six month periods, respectively. The overall increase in specialty steel segment net sales was the result of both higher average selling prices and increased shipment levels as more fully discussed below.

     Welded tubular net sales increased $12.4 million, or 53.5%, on a volume increase of 42.9%, and $23.3 million, or 45.8%, on a volume increase of 35.9%, for the comparable three and six month periods, respectively. The increase in welded tubular net sales for the second quarter was due partially to an overall 7.6% increase in average selling prices for all welded tubular products and an increase in shipments of both welded OCTG and line pipe products over the second quarter of fiscal 1994. Shipments in the second quarter of fiscal 1994 were abnormally low due to customers' resistance to announced price increases that ultimately failed to take hold, as well as severe winter weather conditions. Fiscal 1995 second quarter average selling price for welded OCTG products was $501 per ton, an increase of 7.7% and 2.2% over the second quarter of fiscal 1994 and the first quarter of fiscal 1995, respectively. Fiscal 1995 second quarter average selling prices for welded line pipe was $500 per ton, an increase of 8.9% and 5.7% over the second quarter of a year ago and the first quarter of fiscal 1995, respectively.

     Seamless tubular net sales increased $6.6 million, or 42.0%, on a volume increase of 47.0% and $10.7 million, or 31.8%, on a volume increase of 41.5%, for the comparable three and six month periods, respectively. The increase in seamless tubular net sales for the second quarter was partially attributable to an increase in shipments, which resulted in large part from product line expansion in fiscal 1995. Average selling prices for the second quarter of fiscal 1995 for all seamless tubular products declined 3.1% from the second quarter of fiscal 1994, due in part to changes in product mix, including the introduction of new OCTG products with lower average selling prices. Fiscal 1995 second quarter average selling prices for all seamless tubular products declined by 2.8% from the first quarter of fiscal 1995, due almost entirely to changes in product mix, primarily the mix of OCTG products. Fiscal 1995 second quarter average selling price for seamless OCTG products was $784 per ton, a decline of 4.0% and 2.6% from the second quarter of fiscal 1994 and the first quarter of fiscal 1995, respectively. Fiscal 1995 second quarter average selling price for seamless line pipe products was $617 per ton, an increase of 4.6% and 9.0% from the second quarter of fiscal 1994 and the first quarter of fiscal 1995, respectively.

     Price and volume levels in the domestic tubular market are primarily dependent on the level of drilling activity in the United States and abroad, the level of foreign imports, as well as general economic conditions. According to Baker Hughes, Inc., the average number of oil and natural gas drilling rigs in operation in the United States (rig count) decreased 6.2%, from 760 in the second quarter of fiscal 1994 to 713 in the second quarter of fiscal 1995. The rig count decreased 13.4% from the first quarter of fiscal 1995. On June 30, 1994, the Company and six other U.S. steel companies filed antidumping petitions against imports of OCTG products from seven foreign nations. The cases ask the U.S. government to take action to offset injury to the domestic OCTG industry from unfairly traded imports. The antidumping petitions were filed against OCTG imports from Argentina, Austria, Italy, Japan, Korea, Mexico and Spain. The Company also joined in filing countervailing duty cases charging subsidization of OCTG imports from Austria and Italy. In August, 1994, the International Trade Commission
(ITC) voted unanimously that there was reasonable indication of material injury which warranted further investigation of the petitions. In December 1994 and January 1995, the International Trade Administration of the United States Department of Commerce issued certain favorable preliminary determinations concerning the existence and extent of dumping and subsidization and imposed significant preliminary tariffs on imports from Austria, Italy and Japan and minor preliminary tariffs on imports from Argentina and Korea. Final determinations by the Department of Commerce are expected in the summer of 1995. The United States ITC will then assess whether dumping and subsidization have caused or threatened to cause material injury to the United States OCTG industry. While the Company cannot predict the outcome of the cases at this time, the Company believes that a favorable final ruling could have a positive impact on shipments and selling prices of certain of the Company's products.

     SBQ product net sales increased $7.3 million, or 44.6%, on a volume increase of 27.8%, and $12.5 million, or 40.4%, on a volume increase of 27.2%, for the comparable three and six month periods, respectively. Fiscal 1995 second quarter average selling price for SBQ product was $503 per ton, an increase of 13.0% and 10.8% over the second quarter of fiscal 1994 and the first quarter of fiscal 1995, respectively. SBQ product volume and prices increased as a result of stronger market demand in fiscal 1995 as compared to fiscal 1994. Second quarter selling prices also have increased as a result of the implementation of surcharges to recover increases in certain raw material costs. Other product shipments and sales for the second quarter of fiscal 1995 were primarily attributable to shipments of hot rolled coils and steel slabs. The increase in shipments was primarily attributable to stronger market demand for these products and the sale of approximately 5,500 tons of steel slab in the fiscal 1995 second quarter versus none in the prior year quarter. Future levels of shipments and net sales of SBQ products and hot rolled coils will be largely dependent on the general state of the economy and the overall strength of the steel industry.

     Gross profit for the second quarter of fiscal 1995 increased $8.3 million from the second quarter of fiscal 1994 for a gross profit margin of 10.5% in fiscal 1995 compared to 2.8% in the second quarter of fiscal 1994. For the six month comparable period, gross profit increased $12.0 million for a gross profit margin of 11.4% compared to 7.0% for the first six months of fiscal 1994. The specialty steel segment accounted for $8.1 million and $11.6 million of the increase in gross profit for the second quarter and six month periods, respectively. The increase in specialty steel segment gross profit and margin was attributable to improved operating efficiencies resulting from increased production volume as well as increases in average selling prices, as discussed above. Gross profit margin for the fiscal 1995 second quarter declined, however, from a gross profit margin of 12.3% in the first quarter of fiscal 1995, due in large part to production and shipment interruptions caused by the failure and subsequent replacement of a 5000-HP motor in Newport's hot strip mill as well as increases in the cost of raw materials over the first quarter of fiscal 1995.

     The adhesives segment gross profit increased $0.2 million and $0.4 million for the second quarter and six
month comparable periods, respectively.   Gross profit
margins were virtually unchanged for the comparable periods.

     Selling and administrative expenses increased $0.4 million and $1.3 million for the second quarter and six month comparable periods, respectively. Selling and administrative expenses declined as a percentage of net sales from 9.5% in the second quarter of fiscal 1994 to 6.9% in the current quarter and from 8.9% for the fiscal 1994 six month periods to 7.1% for the current six month period. The overall increase in selling and administrative expenses was primarily attributable to increased production and sales volumes as well as costs accrued in connection with litigation settled subsequent to the end of the fiscal 1995 second quarter. See "Other Matters - Legal Matters".

     As a result of the above factors, operating income increased $7.9 million, from operating loss of $4.4 million in the second quarter of fiscal 1994 to operating income of $3.5 million in the current quarter. For the six month period, operating income increased $10.7 million, from an operating loss of $2.7 million in fiscal 1994 to an operating profit of $8.0 million in the first six months of fiscal 1995. The specialty steel segment earned an operating profit of $4.1 million and $9.4 million for the second quarter and six month periods, respectively, compared to operating losses of $3.7 million and $1.6 million for the second quarter and six month periods of fiscal 1994, respectively. The improvement in operating results from the prior year periods were primarily due to an overall increase in shipments, as discussed above, as well as increases in selling prices and improvements in production efficiencies. The Company's second quarter operating results were negatively impacted, however, by production and shipment interruptions stemming from a motor failure at Newport's hot strip mill, as discussed above. The adhesives segment earned an operating profit of $0.3 million and $0.5 million for the three and six month periods, respectively, compared to $0.1 million and $0.4 for the comparative periods of a year ago.

     Interest expense was virtually unchanged from the prior year comparable periods as a decline in interest expense on long-term obligations was offset by increases in the average borrowing and interest rates under the Company's short-term borrowings.

     Other income, net was $1.8 million and $2.2 million for the fiscal 1995 second quarter and six month periods, respectively, and increased by $1.7 million and $1.6 million over the prior year comparable periods, respectively, primarily due to the recording of property claims filed with the Company's insurance carrier in connection with the motor failure at Newport in the second quarter.

          As a result of the above factors, net income was $0.4 million, or $.03 per share in the second quarter of fiscal 1995 compared to a loss of $5.6 million, or a $.40 loss per share in the second quarter of fiscal 1994. For the six month period, net income was $0.5 million, or $.04 per share compared to $16.2 million, or $1.17 per share.
Fiscal 1994 six month net income includes a one-time after-tax gain on the sale of KES of $21.5 million, or $1.56 per share, and income of $1.7 million, or $.12 per share, relating to the adoption of a new accounting standard.

Liquidity and Capital Resources

     Working capital at April 1, 1995 was $35.5 million compared to $45.2 million at September 24, 1994. The current ratio at April 1, 1995 was 1.35 to 1 compared to
1.50 to 1 at September 24, 1994. At April 1, 1995, the Company had cash and short-term investments totaling $21.4 million compared to $44.5 million at September 24, 1994. At April 1, 1995, the Company had aggregate lines of credit available for borrowing of $34.9 million, including a $16.2 million line of credit restricted for use at Koppel, of which a total of $29.9 million was outstanding. These lines have interest rates ranging from 1/2% to 1 1/2% over prime and expire in fiscal 1995 and 1996. At April 1, 1995, approximately $8.7 million in cash and short-term investments were restricted, primarily in connection with cash collateralized letters of credit. The Company is currently negotiating an expansion of its existing credit facilities. There can be no assurance that a new facility will be entered into, however; the Company believes that it will have sufficient credit facilities to meet its working capital needs for the next twelve months.

     Net cash flow used in operating activities totaled $5.9 million in the first six months of fiscal 1995, compared to $5.8 million used in the comparable prior year period. The Company recorded net income of $0.5 million in the first six months of fiscal 1995 compared to a fiscal 1994 six month net loss of $7.1 million before the effect of the sale of KES and a change in accounting principle. Major uses of cash in operating activities for fiscal 1995 included a $6.4 million increase in trade accounts receivable and a $13.3 million increase in inventories resulting from an increase in business activity and, for the increase in inventories, unusually low levels at fiscal year end due to scheduled maintenance outages at Newport. Other current assets increased $2.9 million primarily due to the recording of various insurance claims. Offsetting these uses were $9.7 million in non-cash depreciation charges and $6.1 million resulting from an increase in accounts payable. Accounts payable increased primarily due to the increase in inventories and a general increase in business activities.

     Fiscal 1994 six month cash flows from operating activities, before the effect of the sale of KES and the change in accounting principle, were primarily impacted by an increase in inventories, offset by a decrease in trade accounts receivable and other current assets and an increase in accrued liabilities. The increase in inventories was the result of unusually low levels at the end of fiscal 1993, due in part to a fiscal 1993 shutdown at Newport. The decrease in other current assets resulted primarily from the sale of land held for development and the increase in accrued liabilities was primarily attributable to an increase in accrued income taxes related to the gain on the sale of KES.

     The Company incurred $7.3 million in capital expenditures during the first six months of fiscal 1995, primarily related to improvements to and acquisition of machinery and equipment in the specialty steel segment. The Company currently estimates that capital spending in fiscal 1995 will approximate $13.2 million. It is anticipated that capital spending will be funded through cash flow from operations and available borrowing sources as well as available cash and short-term investments. During the first six months of fiscal 1995, short-term investments decreased $20.0 million, due in large part to an increase in net working capital, particularly the inventory component. Management expects inventory levels will decline during the remainder of the year as a portion of the increase was attributable to a temporary inventory buildup associated with production and shipment interruptions at Newport, as previously discussed.

     As a result of the sale of KES in the first quarter of fiscal 1994, the Company received $45.6 million in cash and $4.8 million in common stock of the new entity. In addition, the Company received $6.8 million in cash from the new entity in satisfaction of a dividend declared by KES prior to the sale. The Company intends to hold as an available-for-sale investment the common stock acquired in the sale of KES. As of April 1, 1995 and September 24, 1994, such common stock was recorded at $3.5 million and $4.6 million, respectively, and has resulted in a direct after-tax charge to common shareholders' equity of $0.7 million in the first six months of fiscal 1995.

     Net cash flows used by financing activities were $9.5 million in the first six months of fiscal 1995. The Company made scheduled payments on long-term debt obligations of $9.8 million during the first six months and increased its borrowings under its lines of credit by $1.0 million. Scheduled long-term debt maturities are $15.5 million, $19.0 million and $18.6 million for fiscal 1995, 1996 and 1997 respectively. However, the Company is pursuing a refinancing of a significant portion of its long-term debt. See "Other Matters."

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

Inflation

     The Company believes that inflation has not had a material effect on its results of operations to date. Generally, the Company experiences inflationary increases in its costs of raw materials, energy, supplies, salaries and benefits and selling and administrative expenses. Except with respect to significant increases in steel scrap prices, the Company has generally been able to pass these inflationary increases through to its customers.

Other Matters

  Legal Matters

     As previously reported, Newport was named as a co-defendant in a claim for breach of implied warranty in the United States District Court for the Southern District of Texas arising from the failure of two joints of welded pipe during testing of an off-shore pipeline. Subsequent to the end of the fiscal 1995 second quarter, the Company reached a settlement for an amount significantly less than the plaintiff's original claim and the litigation was dismissed. The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability and other matters, which seek remedies or damages. Based upon its evaluation of available information, management does not believe that any such matters, including the above-mentioned settlement are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

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

     As with similar mills in the industry, the Company's steel mini-mills produce dust which contains lead, cadmium, and chromium and is classified as a hazardous waste. The
Company currently collects the dust resulting from its electric arc furnace operations through emission control systems and contracts with a company for treatment and disposal of the dust at an EPA-approved facility. The
Company also has on its property at Newport a permitted hazardous waste disposal facility.

     In separate incidents occurring in fiscal 1992 and 1993, radioactive substances were accidentally melted at Newport, resulting in the contamination of the melt shop's electric arc furnace emission control facility, or "baghouse facility". The occurrences of accidental melting of radioactive materials have not resulted in any notice of violations from federal or state environmental regulatory agencies. The Company is investigating and evaluating various issues concerning storage, treatment and disposal of the radiation contaminated baghouse dust; however, a final determination as to method of treatment and disposal, cost and further regulatory requirements cannot be made at this time. Depending on the ultimate timing and method of treatment and disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current estimates and the Company's insurance coverage. As of April 1, 1995, claims recorded in connection with disposal costs exhaust available insurance coverage. Based on current knowledge, management believes the recorded gross reserves of $4.4 million for disposal costs pertaining to these incidents are adequate.

     In March 1995, Koppel and the EPA signed a Consent Order relating to an April 1990 RCRA facility assessment (the "Assessment") completed by the EPA and the Pennsylvania Department of Environmental Resources. The Assessment was performed in connection with a permit application pertaining to a landfill that is adjacent to the Koppel facilities.
The Assessment identified potential releases of hazardous constituents at or adjacent to the Koppel facilities prior to the Company's acquisition of the Koppel facilities. The Consent Order establishes a schedule for investigating, monitoring, testing and analyzing the potential releases. Contamination documented as a result of the investigation may require cleanup measures. Pursuant to various indemnity provisions in agreements entered into at the time of the Company's acquisition of the Koppel facilities in fiscal 1991, certain parties agreed to indemnify the Company against various known and unknown environmental matters. While such parties have not at this time acknowledged full responsibility for potential costs under the Consent Order, the Company believes that the indemnity provisions provide for it to be fully indemnified against all matters covered by the Consent Order, including all associated costs, claims and liabilities.

     Subject to the uncertainties concerning the Consent
Order and the storage and disposal of the radiation contaminated baghouse dust, the Company believes it is in compliance in all material respects with all applicable environmental regulations.

     Regulations resulting from the 1990 Amendments to the Clean Air Act that will pertain to the Company's operations are currently not expected to be promulgated until 1997 or later. The Company cannot predict the level of required capital expenditures or operating costs resulting from future environmental regulations such as those forthcoming as a result of the 1990 Amendments. However, the Company believes that while the 1990 Amendments may require additional expenditures, such expenditures will not have a material impact on the Company's business or consolidated financial position for the foreseeable future.

     Capital expenditures during fiscal 1995 relating to environmental control facilities are not expected to be material; however, such expenditures could be influenced by new and revised environmental laws and regulations.

     As of April 1, 1995, the Company had environmental remediation reserves of $4.7 million, of which $4.4 million pertain to accrued disposal costs for radiation contaminated baghouse dust. As of April 1, 1995, the possible range of estimated losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the Consent Order, the Company cannot estimate the possible range of losses should the Company ultimately not be indemnified. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the Consent Order or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

ITEM 1.   Legal Proceedings

As previously reported, Newport was named as a co-defendant in a claim for breach of implied warranty in the United States District Court for the Southern District of Texas arising from the failure of two joints of welded pipe during testing of an offshore pipeline. Subsequent to the end of the fiscal 1995 second quarter, the Company reached a settlement for an amount significantly less than the plaintiff's original claim and the litigation was dismissed.

ITEM 4.   Submission of Matters to a Vote of Security-
Holders

The annual meeting of shareholders was held on February 16, 1995. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement

1.  All nominees for director were elected.  The vote was as follows:
                                 For              Withheld
Clifford R. Borland          11,960,752             74,015
Ronald R. Noel               11,960,652             74,115
John B. Lally                11,960,752             74,015
Patrick J. B. Donnelly       11,960,752             74,015
R. Glen Mayfield             11,957,752             77,015

2. The proposal to ratify the Board of Directors' appointment of Arthur Andersen LLP as the Company's independent public accountants for its fiscal year ending
September 30, 1995 was approved (For, 11,972,012; Against,
48,465; Abstain, 14,290).

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


                           NS GROUP, INC.




Date:  May 12, 1995        By:  /s/Clifford R. Borland
                                Clifford R. Borland
                                President




Date:  May 12, 1995        By:  /s/John R. Parker
                                John R. Parker
                                Vice President and Treasurer


INDEX TO EXHIBITS


Number                 Description


3(a)      Amended and Restated Articles of Incorporation of
          Registrant, filed as Exhibit 3.1 to Amendment No.
1 to
          Registrant's Form S-1 dated January 17, 1995, File
No.
          33-56637, and incorporated herein by this reference

3(b)      Amended and Restated By-Laws of Registrant, dated
November 14, 1991, filed as Exhibit 3(b) to Registrant's
Form 10-K for the fiscal year ended September 28,1991, File
No. 1-9838, and incorporated herein by this reference

27        Financial Data Schedule