Form 10-Q
period 1995-07-01
NS GROUP INC
filed 1995-08-14
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                        __________________

                             FORM 10-Q


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended         July 1, 1995

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common stock, no par value                13,803,684
  (Class)                     (Outstanding at July 24, 1995)



                         NS GROUP, INC.

                            INDEX


PART I    FINANCIAL INFORMATION                        PAGE


 Item 1  --  Financial Statements

  Condensed Consolidated Balance Sheets . . . . . . . .   3
  Condensed Consolidated Statements of Operations . . .   4
  Condensed Consolidated Statements of Cash Flows . . .   5
  Notes to Condensed Consolidated Financial Statements    6

 Item 2  --  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations  . . . . . . . . . . . . . . .   11

PART II   OTHER INFORMATION

 Item 6  --  Exhibits and Reports on Form 8-K  . . . .   21




                     NS GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF JULY 1, 1995 AND SEPTEMBER 24, 1994
                          (Dollars in thousands)
                                (Unaudited)

                                                July 1,
September 24,
                                                1 9 9 5        1
9 9 4
CURRENT ASSETS
  Cash and cash equivalents           $  1,303      $  4,405
  Short-term investments                17,144        40,071
  Accounts receivable, less allowance
   for doubtful accounts of $559 and
   $637, respectively                   49,941        42,651
  Inventories                           43,229        32,290
  Other current assets                  19,889        16,793

    Total current assets               131,506       136,210

PROPERTY, PLANT AND EQUIPMENT          272,267       262,721
  Less - accumulated depreciation     (115,990)    (102,182)

                                       156,277       160,539

OTHER ASSETS                            18,388        18,578


    Total assets                      $306,171      $315,327

CURRENT LIABILITIES
  Notes payable                       $ 31,998      $ 28,872
  Accounts payable                      29,224        27,312
  Other current liabilities             18,831        19,281
  Current portion of long-term debt     17,645        15,543

    Total current liabilities           97,698        91,008

LONG-TERM DEBT                         121,803       138,110

DEFERRED TAXES                           9,655         9,745

COMMON SHAREHOLDERS' EQUITY
  Common stock, no par value,
  40,000,000 shares authorized;
  13,803,684 shares issued and
  outstanding                           49,004        48,988
  Common stock options and warrants        304           262
  Unrealized gain (loss) on available
  for sale securities                     (682)        (124)
  Retained earnings                     28,389        27,338

    Total common shareholders'
    equity                              77,015        76,464

    Total liabilities and
    shareholders' equity              $306,171      $315,327


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  NS GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
                   JULY 1, 1995 AND JUNE 25, 1994
          (Dollars in thousands, except per share amounts)
                            (Unaudited)


                   Three Months Ended    Nine Months Ended
                     July 1,   June 25,   July 1,   June 25,
                      1995      1994       1995      1994


NET SALES            $94,804   $80,807    $285,348  $218,778

COST AND EXPENSES
 Cost of products
 sold                 84,212    73,604     253,121   201,953
 Selling and
 administrative
 expenses              6,611     5,826      20,231    18,102

 Operating income
 (loss)               3,981     1,377      11,996    (1,277)

OTHER INCOME (EXPENSE)
 Gain on sale
 of subsidiary            -         -           -    35,292
 Interest expense    (4,849)   (4,987)    (15,143)  (15,066)
 Interest income        286       425       1,206     1,272
 Other, net           1,066       196       3,274       819

 Income (loss) before
 income taxes and
 cumulative effect of
 a change in
 accounting
 principle              484    (2,989)      1,333    21,040

PROVISION (CREDIT)
 FOR INCOME TAXES       (45)     (999)        282     8,587

 Income (loss)
 before cumulative
 effect of a change
 in accounting
 principle              529    (1,990)      1,051    12,453

CUMULATIVE EFFECT,
 AS OF SEPTEMBER 25,
 1993, OF A CHANGE
 IN THE METHOD OF
 ACCOUNTING FOR
 INCOME TAXES             -         -           -     1,715

 Net income (loss)  $   529   $(1,990)    $ 1,051   $14,168

PER COMMON SHARE
 Income (loss)
 before cumulative
 effect of a change
 in accounting
 principle             $.04     $(.14)       $.08     $ .91
 Cumulative effect
 of a change in the
 method of accounting
 for income taxes         -         -           -       .12
 Net income (loss)     $.04     $(.14)       $.08     $1.03

WEIGHTED AVERAGE SHARES
OUTSTANDING (000's)  13,790    13,804      13,798    13,783



 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    NS GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTH PERIODS ENDED
                  JULY 1, 1995 AND JUNE 25, 1994
                       (Dollars in thousands)
                            (Unaudited)

                                     July 1,         June 25,
                                     1 9 9 5         1 9 9 4

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                          $ 1,051         $14,168
 Adjustments to reconcile net income
  to net cash flows from operating
  activities:
   Depreciation and amortization      14,263          13,953
   Increase (decrease) in deferred
   taxes                                 252          (3,031)
   Gain on sale of subsidiary              -         (35,292)
   (Increase) decrease in accounts
   receivable, net                    (7,290)         (2,044)
   Increase in inventories           (10,939)         (5,986)
   (Increase) decrease in other
   current assets                     (3,080)          5,944
   Increase in accounts payable        1,912           4,190
   Increase (decrease) in accrued
   liabilities                          (450)          4,255

      Net cash flows from
      operating activities            (4,281)         (3,843)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of subsidiary        -          50,426
   Cash dividend from sold subsidiary      -           6,818
   Increase in property, plant and
   equipment, net                     (9,546)         (8,458)
   Increase in other assets             (185)         (3,190)
   (Increase) decrease in short-term
   investments                        22,927         (29,016)

      Net cash flows from investing
      activities                      13,196          16,580

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in notes payable           3,126           1,462
   Proceeds from issuance of
   long-term debt                          -             431
   Repayments on long-term debt      (14,205)         (5,468)
   Increase in deferred financing
   costs                                (938)            (76)
   Proceeds from issuance of
    common stock                           -             683

      Net cash flows from financing
      activities                     (12,017)         (2,968)
      Net increase (decrease) in
      cash and cash equivalents       (3,102)          9,769

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                    4,405           5,797

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                      $ 1,303         $15,566

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                         $15,869         $14,297
    Income taxes                     $   743         $ 4,025

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

     In the first quarter of fiscal 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement 112). The impact on the Company's financial statements from the adoption of Statement 112 was not material.

     The Company's fiscal year ends on the last Saturday of September. The first quarter and nine month periods of fiscal 1995 and 1994 are 14 and 13 week and 40 and 39 week periods, respectively.

Note 2:  Inventories

     At July 1, 1995 and September 24, 1994, inventories stated at the lower of LIFO (last-in, first-out) cost or market represent approximately 31% and 27% of total inventories before the LIFO reserve, respectively.
Inventories consist of the following components ($000's):


                                  July 1,      September 24,
                                  1 9 9 5         1 9 9 4

     Raw materials                 $ 7,960        $ 6,699
     Semi-finished and
      finished goods                37,573         27,695
                                    45,533         34,394
     LIFO reserve                   (2,304)        (2,104)
                                   $43,229        $32,290


Note 3:  Other Current Assets

     Included in other current assets at July 1, 1995 are receivables for various property casualty and business interruption insurance claims aggregating approximately $5.5 million, which the Company believes are realizable under the terms of its insurance policies.

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

     In two separate incidents occurring in fiscal 1992 and 1993, radioactive substances were accidentally melted at Newport, resulting in the contamination of the melt shop's electric arc furnace emission control facility, or "baghouse facility". The occurrences of the accidental melting of radioactive materials have not resulted in any notice of violations from federal or state environmental regulatory agencies. The Company is investigating and evaluating various issues concerning storage, treatment and disposal of the radiation contaminated baghouse dust; however a final determination as to method of treatment and disposal, cost and further regulatory requirements cannot be made at this time. Depending on the ultimate timing and method of treatment and disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current estimates and the Company's insurance coverage. As of July 1, 1995, claims recorded in connection with disposal costs exhaust available insurance coverage. Based on current knowledge, management believes the recorded gross reserves of $4.4 million for disposal costs pertaining to these incidents are adequate.

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

     Capital expenditures for the next twelve months relating to environmental control facilities are not expected to be material, however, such expenditures could be influenced by new and revised environmental regulations and laws.

     As of July 1, 1995, the Company had environmental remediation reserves of $4.6 million of which $4.4 million pertain to accrued disposal costs for radiation contaminated baghouse dust. As of July 1, 1995, the possible range of estimated losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the Consent Order, the Company cannot estimate the possible range of losses should the Company ultimately not be indemnified. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the Consent Order or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 5:  Subsequent Event

     On July 28, 1995 the Company completed a public offering (Offering) for the sale of $131.1 million aggregate principal amount of 13.50% Senior Secured Notes due 2003 (Notes) together with warrants (Warrants) to purchase an aggregate of approximately 1.5 million shares of the Company's Common Stock at $4.00 per share. The Notes, together with the Warrants, were priced at 95.35. Interest on the Notes is payable semi-annually. The Warrants will be exercisable beginning in January 1996 and, unless exercised, will automatically expire in July 2003. Proceeds from the sale of the Notes and Warrants of approximately $120.8 million, after underwriting discount and before expenses, together with available cash on hand, were used to retire a substantial portion of the Company's outstanding indebtedness, including borrowings under its lines of credit.

     Through July 1998, the Company may redeem up to 40% of the principal amount of the Notes with the net proceeds of a public offering of common stock at a price of 113.50% of par, provided that at least $75.0 million principal amount of the Notes remain outstanding after redemption. The Notes may be redeemed at the option of the Company, at any time, in whole or in part, beginning in 2000, initially at a price of 103.86% of par and declining to par in 2002.

     The Notes are guaranteed by each subsidiary of NS
Group, Inc. and are secured by the property, plant and equipment of the Company's steel-making operations. The
Indenture relating to the Notes contains a number of restrictive covenants including, among other things, limitations on the ability of the Company to incur additional indebtedness; create liens; make certain restricted payments, including dividends; engage in certain transactions with affiliates; engage in sale and leaseback transactions; dispose of assets; issue or sell stock of its subsidiaries; enter into agreements that restrict the ability of its subsidiaries to pay dividends and make distributions; engage in mergers, consolidations and transfers of substantially all of the Company's assets; and make certain investments, loans and advances.

     Contemporaneously with the Offering, the Company entered into a new three year $45.0 million revolving credit facility (Credit Facility), which was undrawn upon completion of the Offering, and terminated its previous revolving credit agreements. Borrowings are secured by inventory and accounts receivable and interest accrues at a rate per annum of (a) the sum of the alternate base rate (which is the higher of prime rate or 1/2% over the federal funds rate) plus 1% with respect to domestic rate loans or
(b) the sum of the Eurodollar rate (based on LIBOR) plus 23/4% with respect to Eurodollar rate loans. Borrowings are due on demand and are limited to defined percentages of eligible inventory and accounts receivable. The Credit Facility contains financial covenants including maintenance of minimum net worth, minimum interest coverage ratios, maximum ratios of indebtedness to net worth, and minimum current ratio and working capital requirements. The Credit Facility also includes restrictions upon dividends, investments, capital expenditures, indebtedness and the sale of certain assets.

     In connection with the retirement of its long-term indebtedness, the Company incurred prepayment costs and will write off unamortized debt issuance costs, which will result in an after-tax extraordinary charge of approximately $5.4 million, or approximately $.39 per share, in the fourth fiscal quarter ending September 30, 1995.

     As a result of the refinancing, the Company's annual long-term debt maturities will be $1.9 million in fiscal 1996, $2.5 million in fiscal 1997, $3.6 million in fiscal 1998, $2.3 million in fiscal 1999 and $0.7 million in fiscal 2000.

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

     In October 1993, the Company sold KES, a manufacturer of SBQ products, to a newly formed public company in exchange for $45.6 million in cash and 400,000 shares (approximately 8%) of the newly formed public company, then valued at $4.8 million. Reference is made to Note 2 to the audited annual Consolidated Financial Statements included in the Company's Form 10-K/A for the fiscal year ended September 24, 1994 concerning the Company's sale of KES.

Results of Operations

     The Company's net sales, cost of products sold and operating results by industry segment for the three and nine month periods ended July 1, 1995 and June 25, 1994 are summarized below. The first quarters of fiscal 1995 and 1994 are 14 and 13 week periods, respectively. As such, the increases and decreases in operating results for the nine month comparative periods, as discussed below, were partially attributable to the additional week of operations in the first quarter of fiscal 1995.

                     Three Months Ended    Nine Months Ended
                     July 1,   June 25,    July 1,  June 25,
                      1995      1994        1995     1994
                          (in thousands of dollars)
Net sales
  Specialty steel
  segment...         $85,666    $72,215   $258,609  $194,324
  Adhesives segment    9,138      8,592     26,739    24,454
                     $94,804    $80,807   $285,348  $218,778
Cost of products sold
  Specialty steel
 segment...          $77,226    $67,077   $232,368  $183,032
  Adhesives segment    6,986      6,527     20,753    18,921
                     $84,212    $73,604   $253,121  $201,953
Operating income
  Specialty steel
 segment...          $ 4,314    $ 1,723   $ 13,758  $    130
 Adhesives segment.      590        388      1,114       760
  Corporate allocations
   and income.....     (923)      (734)    (2,876)   (2,167)
                    $ 3,981    $ 1,377   $ 11,996  $ (1,277)


     Sales data for the Company's specialty steel segment for the three and nine month periods ended July 1, 1995 and June 25, 1994 were as follows:

                     Three Months Ended    Nine Months Ended
                     July 1,   June 25,    July 1,  June 25,
                        1995      1994        1995     1994


Tons shipped
  Welded tubular..    78,700    72,400     248,500   193,700
  Seamless tubular..  28,700    25,300      86,300    66,000
  SBQ...............  45,100    41,000     135,200   111,900
  Other.......... .   12,000    12,000      37,000    29,000
                     164,500   150,700     507,000   400,600
Net sales ($000's)
  Welded tubular..   $35,996   $30,306    $112,580  $ 81,236
  Seamless tubular    22,521    19,631      66,773    53,206
  SBQ.............    22,665    18,197      65,932    49,010
  Other...........     4,484     4,081      13,324    10,872
                     $85,666   $72,215    $258,609  $194,324


     Net sales for the third quarter of fiscal 1995 increased $14.0 million, or 17.3%, from the third quarter of
fiscal 1994 to $94.8 million.   For the nine month
comparable period, net sales increased $66.6 million, or 30.4%, to $285.3 million. Specialty steel segment net sales increased $13.5 million, or 18.6% and $64.3 million, or 33.1%, for the three and nine month periods, respectively. Adhesives segment net sales increased $0.5 million, or 6.4%, and $2.3 million, or 9.3%, for the three and nine month periods, respectively. The overall increase in specialty steel segment net sales was the result of both higher average selling prices and increased shipment levels as more fully discussed below.

     Welded tubular net sales increased $5.7 million, or 18.8%, on a volume increase of 8.7%, and $31.3 million, or 38.6%, on a volume increase of 28.3%, for the comparable three and nine month periods, respectively. The increase in welded tubular net sales for the third quarter was due partially to an overall 9.3% increase in average selling prices for all welded tubular products and an increase in shipments of welded OCTG products over the third quarter of fiscal 1994. Fiscal 1995 third quarter average selling price for welded OCTG products was $508 per ton, an increase of 9.7% over the third quarter of fiscal 1994. Fiscal 1995 third quarter average selling prices for welded line pipe was $493 per ton, an increase of 10.3% over the third quarter of a year ago.

     Seamless tubular net sales increased $2.9 million, or 14.7%, on a volume increase of 13.4% and $13.6 million, or 25.5%, on a volume increase of 30.8%, for the comparable three and nine month periods, respectively. The increase in seamless tubular net sales for the third quarter was partially attributable to an increase in shipments, which resulted in large part from product line expansion in fiscal 1995. Average selling prices for the third quarter of fiscal 1995 for all seamless tubular products increased 1.2% from the third quarter of fiscal 1994. Fiscal 1995 third quarter average selling price for seamless OCTG products was $843 per ton, an increase of 1.0% and from the third quarter of fiscal 1994. Fiscal 1995 third quarter average selling price for seamless line pipe products was $620 per ton, an increase of 8.8% from the third quarter of fiscal 1994.

     Price and volume levels in the domestic tubular market are primarily dependent on the level of drilling activity in the United States and abroad, the level of foreign imports, as well as general economic conditions. The average number of oil and natural gas drilling rigs in operation in the United States (rig count) decreased 7.5%, from 732 in the third quarter of fiscal 1994 to 677 in the third quarter of fiscal 1995. The rig count decreased 5.0% from the second quarter of fiscal 1995. On June 30, 1994, the Company and six other U.S. steel companies filed antidumping petitions against imports of OCTG products from seven foreign nations. The cases ask the U.S. government to take action to offset injury to the domestic OCTG industry from unfairly traded imports. The antidumping petitions were filed against OCTG imports from Argentina, Austria, Italy, Japan, Korea, Mexico and Spain. The Company also joined in filing countervailing duty cases charging subsidization of OCTG imports from Austria and Italy. In July 1995, following evaluation of determinations made by the International Trade Administration of the United States Department of Commerce, the International Trade Commission (ITC) announced its final determinations. The ITC issued affirmative determinations concerning OCTG and drill pipe products from Argentina, Japan and Mexico, and OCTG products (other than drill pipe) from Italy and Korea. The affirmative determinations mean that the Department of Commerce will direct the Customs Service to collet duties on imports of those products. No duties will be imposed on OCTG and drill pipe imports from Austria and Spain, because the ITC issued negative determinations.

     SBQ product net sales increased $4.5 million, or 24.6%, on a volume increase of 10.0%, and $16.9 million, or 34.5%, on a volume increase of 20.8%, for the comparable three and nine month periods, respectively. Fiscal 1995 third quarter average selling price for SBQ product was $503 per ton, an increase of 13.5% over the third quarter of fiscal 1994.
SBQ product volume and prices increased as a result of stronger market demand in fiscal 1995 as compared to fiscal 1994. Third quarter selling prices also have increased as a result of the implementation of surcharges to recover increases in certain raw material costs.

     Other product shipments and sales for the third quarter of fiscal 1995 were primarily attributable to shipments of hot rolled coils.

     Future levels of shipments and net sales of SBQ products and hot rolled coils will be largely dependent on the general state of the economy and the overall strength of the steel industry.

     Gross profit for the third quarter of fiscal 1995 increased $3.4 million from the third quarter of fiscal 1994 for a gross profit margin of 11.2% in fiscal 1995 compared to 8.9% in the third quarter of fiscal 1994. For the nine month comparable period, gross profit increased $15.4 million for a gross profit margin of 11.3% compared to 7.7% for the first nine months of fiscal 1994. The specialty steel segment accounted for $3.3 million and $14.9 million of the increase in gross profit for the third quarter and nine month periods, respectively. The increase in specialty steel segment gross profit and margin was attributable to improved operating efficiencies resulting from increased production volume as well as increases in average selling prices, as discussed above.
     The adhesives segment gross profit increased $0.1 million and $0.5 million for the third quarter and nine
month comparable periods, respectively.   Gross profit
margins were virtually unchanged for the comparable periods.

     Selling and administrative expenses increased $0.8 million and $2.1 million for the third quarter and nine month comparable periods, respectively. Selling and administrative expenses declined as a percentage of net sales from 7.2% in the third quarter of fiscal 1994 to 7.0% in the current quarter and from 8.3% for the fiscal 1994 nine month period to 7.1% for the current nine month period. The overall increase in selling and administrative expenses was primarily attributable to increased production and sales volumes.

     As a result of the above factors, operating income increased $2.6 million, from $1.4 million in the third quarter of fiscal 1994 to $4.0 million in the current quarter. For the nine month period, operating income increased $13.3 million, from an operating loss of $1.3 million in fiscal 1994 to an operating profit of $12.0 million in the first nine months of fiscal 1995. The specialty steel segment earned an operating profit of $4.3 million and $13.8 million for the third quarter and nine month periods, respectively, compared to operating profit of $1.7 million and $0.1 million for the third quarter and nine month periods of fiscal 1994, respectively. The improvement in operating results from the prior year periods were primarily due to an overall increase in shipments, as discussed above, as well as increases in selling prices and improvements in production efficiencies resulting from increased production volumes. The adhesives segment earned an operating profit of $0.6 million and $1.1 million for the three and nine month periods, respectively, compared to $0.4 million and $0.8 for the comparative periods of a year ago.


     Interest expense was virtually unchanged from the prior year comparable periods as a decline in interest expense on long-term obligations was offset by increases in the average borrowing and interest rates under the Company's short-term borrowings.

     Other income, net was $1.1 million and $3.3 million for the fiscal 1995 third quarter and nine month periods, respectively, and increased by $0.9 million and $2.5 million over the prior year comparable periods, respectively, primarily due to the recording of property claims filed with the Company's insurance carrier in connection with a motor failure at Newport in the second quarter. The Company's effective income tax rate for the fiscal 1995 nine month period was 21.2% compared to 40.8% for the comparative prior year period. The decline was primarily attributable to state tax refunds and certain insurance proceeds that were not subject to income tax.

          As a result of the above factors, net income was $0.5 million, or $.04 per share in the third quarter of fiscal 1995 compared to a loss of $2.0 million, or a $.14 loss per share in the third quarter of fiscal 1994. For the current nine month period, net income was $1.1 million, or $.08 per share compared to $14.2 million, or $1.03 per share. Fiscal 1994 nine month net income includes a one-time after-tax gain on the sale of KES of $21.5 million, or $1.56 per share, and income of $1.7 million, or $.12 per share, relating to the adoption of a new accounting standard.

Liquidity and Capital Resources

          On July 28, 1995 the Company completed a public offering (Offering) for the sale of $131.1 million aggregate principal amount of 13.50% Senior Secured Notes due 2003 (Notes) together with warrants (Warrants) to purchase an aggregate of approximately 1.5 million shares of the Company's Common Stock at $4.00 per share. The Notes, together with the Warrants, were priced at 95.35. Interest on the Notes is payable semi-annually. The Warrants will be exercisable beginning in January 1996 and, unless exercised, will automatically expire in July 2003. Proceeds from the sale of the Notes and Warrants of approximately $120.8 million, after underwriting discount and before expenses, together with available cash on hand, were used to retire a substantial portion of the Company's outstanding indebtedness, including borrowings under its lines of credit.

     The Notes are guaranteed by each subsidiary of NS
Group, Inc. and are secured by the property, plant and equipment of the Company's steel-making operations. The
Indenture relating to the Notes contains a number of restrictive covenants including, among other things, limitations on the ability of the Company to incur additional indebtedness; create liens; make certain restricted payments, including dividends; engage in certain transactions with affiliates; engage in sale and leaseback transactions; dispose of assets; issue or sell stock of its subsidiaries; enter into agreements that restrict the ability of its subsidiaries to pay dividends and make distributions; engage in mergers, consolidations and transfers of substantially all of the Company's assets; and make certain investments, loans and advances. Under the terms of the Indenture, the Company is currently prohibited from paying dividends to its shareholders.

     Contemporaneously with the Offering, the Company entered into a new three year $45.0 million revolving credit facility (Credit Facility), which was undrawn upon completion of the Offering, and terminated its previous revolving credit agreements. Borrowings are secured by inventory and accounts receivable and interest accrues at a rate per annum of (a) the sum of the alternate base rate (which is the higher of prime rate or 1/2% over the federal funds rate) plus 1% with respect to domestic rate loans or
(b) the sum of the Eurodollar rate (based on LIBOR) plus 23/4% with respect to Eurodollar rate loans. Borrowings are due on demand and are limited to defined percentages of eligible inventory and accounts receivable. The Credit Facility contains financial covenants including maintenance of minimum net worth, minimum interest coverage ratios, maximum ratios of indebtedness to net worth, and minimum current ratio and working capital requirements. The Credit Facility also includes restrictions upon dividends, investments, capital expenditures, indebtedness and the sale of certain assets.

     In connection with the retirement of its long-term indebtedness, the Company incurred prepayment costs and will write off unamortized debt issuance costs, which will result in an after-tax extraordinary charge of approximately $5.4 million, or approximately $.39 per share, in the fourth fiscal quarter ending September 30, 1995.

     As a result of the refinancing, the Company's annual long-term debt maturities will be $1.9 million in fiscal 1996, $2.5 million in fiscal 1997, $3.6 million in fiscal 1998, $2.3 million in fiscal 1999 and $0.7 million in fiscal 2000.


     Reference is made to Note 5 to the Condensed
Consolidated Financial Statements for further information concerning the Offering and Credit Facility.

     Net cash flow used in operating activities totaled $4.3 million in the first nine months of fiscal 1995, compared to $3.8 million used in the comparable prior year period. The Company recorded net income of $1.1 million in the first nine months of fiscal 1995 compared to a fiscal 1994 nine month net loss of $9.1 million before the effect of the sale of KES and a change in accounting principle. Major uses of cash in operating activities for fiscal 1995 included a $7.3 million increase in trade accounts receivable and a $10.9 million increase in inventories resulting from an increase in business activity and, for the increase in inventories, unusually low levels at fiscal year end due to scheduled maintenance outages at Newport. Management expects inventory levels will decline during the remainder of the year as a portion of the increase was also attributable to a temporary inventory buildup associated with production and shipment interruptions at Newport in the second quarter of fiscal 1995. Other current assets increased $3.1 million primarily due to the recording of various property casualty and business interruption insurance claims. Offsetting these uses were $14.3 million in non-cash depreciation and amortization charges and $1.9 million resulting from an increase in accounts payable.

     Fiscal 1994 nine month cash flows from operating activities, before the effect of the sale of KES and the change in accounting principle, were primarily impacted by an increase in inventories and trade accounts receivable, partially offset by a decrease in other current assets and an increase in accounts payable and accrued liabilities.
The increase in inventories and accounts payable was the result of unusually low levels at the end of fiscal 1993, due in part to a fiscal 1993 shutdown at Newport, as well as an increase in Koppel's business during fiscal 1994. The decrease in other current assets resulted primarily from the sale of land held for development and the increase in accrued liabilities was primarily attributable to an increase in accrued income taxes related to the gain on the sale of KES.

     The Company invested $9.5 million in capital expenditures during the first nine months of fiscal 1995, primarily related to improvements to and acquisition of machinery and equipment in the specialty steel segment. The Company currently estimates that capital spending in fiscal 1995 will approximate $12.5 million. It is anticipated that capital spending will be funded through cash flow from operations and available borrowing sources as well as available cash and short-term investments. During the first nine months of fiscal 1995, short-term investments decreased $22.9 million, due in large part to an increase in net working capital, particularly the inventory component.

     As a result of the sale of KES in the first quarter of fiscal 1994, the Company received $45.6 million in cash and $4.8 million in common stock of the new entity. In addition, the Company received $6.8 million in cash from the new entity in satisfaction of a dividend declared by KES prior to the sale. The Company intends to hold as an available-for-sale investment the common stock acquired in the sale of KES. As of July 1, 1995 and September 24, 1994, such common stock was recorded at $3.7 million and $4.6 million, respectively, and has resulted in a direct after-tax charge to common shareholders' equity of $0.6 million in the first nine months of fiscal 1995.

     Net cash flows used by financing activities were $12.0 million in the first nine months of fiscal 1995. The
Company made scheduled payments on long-term debt obligations of $14.2 million during the first nine months and increased its borrowings under its lines of credit by $3.1 million. See Note 5 to the Condensed Consolidated
Financial Statements.

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

     In two separate incidents occurring in fiscal 1992 and 1993, radioactive substances were accidentally melted at Newport, resulting in the contamination of the melt shop's electric arc furnace emission control facility, or "baghouse facility". The occurrences of accidental melting of radioactive materials have not resulted in any notice of violations from federal or state environmental regulatory agencies. The Company is investigating and evaluating various issues concerning storage, treatment and disposal of the radiation contaminated baghouse dust; however, a final determination as to method of treatment and disposal, cost and further regulatory requirements cannot be made at this time. Depending on the ultimate timing and method of treatment and disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current estimates and the Company's insurance coverage. As of July 1, 1995, claims recorded in connection with disposal costs exhaust available insurance coverage. Based on current knowledge, management believes the recorded gross reserves of $4.4 million for disposal costs pertaining to these incidents are adequate.

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

     Capital expenditures for the next twelve months relating to environmental control facilities are not expected to be material; however, such expenditures could be influenced by new and revised environmental laws and regulations.

     As of July 1, 1995, the Company had environmental remediation reserves of $4.6 million, of which $4.4 million pertain to accrued disposal costs for radiation contaminated baghouse dust. As of July 1, 1995, the possible range of estimated losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the Consent Order, the Company cannot estimate the possible range of losses should the Company ultimately not be indemnified. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the Consent Order or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.



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


                           NS GROUP, INC.



Date:  August 9, 1995        By:  /s/Clifford R. Borland
                                  Clifford R. Borland
                                  President


Date:  August 9, 1995        By:  /s/John R. Parker
                                  John R. Parker
                                  Vice President and Treasurer


INDEX TO EXHIBITS


Number                 Description

3.1 Amended and Restated Articles of Incorporation of Registrant, filed as Exhibit 3.1 to Amendment No. 1 to Registrants' Form S-1 dated January 17, 1995, File No. 33-56637, and incorporated herein by this reference

3.2       Amended and Restated By-Laws of Registrant, dated
          November 14, 1991, filed as Exhibit 3(b) to
          Registrant's Form 10-K for the fiscal year ended
          September 28, 1991, File No. 1-9838, and incorporated herein by this reference

4.1 Indenture (including form of Senior Secured Note) between the Company and Huntington National Bank, as trustee (the "Trustee")

4.2 Leasehold and Fee Mortgage, Assignment of Rents and Leases and Security Agreement from Newport to the Trustee (Kentucky)

4.3       Mortgage, Assignment of Rents and Leases and
          Security Agreement from Koppel to the Trustee
          (Pennsylvania)

4.4       Deed of Trust, Assignment of Rents and Leases and
          Security Agreement from Koppel to the Trustee
          (Texas)

4.5 Leasehold Mortgage, Assignment of Rents and Leases and Security Agreement from Erlanger to the Trustee (Oklahoma)

4.6       Junior Leasehold and Fee Mortgage, Assignment of
          Rents and Leases and Security Agreement from
          Newport to the Company (Kentucky)

4.7 Junior Mortgage, Assignment of Rents and Leases and Security Agreement from Koppel to the Company
          (Pennsylvania)

4.8       Junior Deed of Trust, Assignment of Rents and
          Leases and Security Agreement from Koppel to the Company (Texas)

4.9       Junior Leasehold Mortgage, Assignment of Rents and
          Leases and Security Agreement from Erlanger to the Company (Oklahoma)

4.10 Subsidiary Security Agreement between Newport and the Trustee

4.11 Subsidiary Security Agreement between Koppel and the Trustee

4.12 Subsidiary Security Agreement between Erlanger and the Trustee

4.13      ICN Security Agreement between Newport and the
          Company

4.14      ICN Security Agreement between Koppel and the
          Company

4.15      ICN Security Agreement between Erlanger and the
          Company

4.16 Pledge and Security Agreement between the Company and the Trustee

4.17      Subsidiary Guarantee

4.18 Intercreditor Agreement between the Trustee and the Bank of New York Commercial Corporation, as agent under the Credit Facility

4.19 Agreement between the Trustee, Koppel, and the Commonwealth of Pennsylvania, Department of
          Commerce

4.20 Subordination Agreement between the Trustee and the City of Dayton, Kentucky

4.21 Revolving Credit, Guaranty and Security Agreement among Bank of New York Commercial Corporation, PNC Bank Ohio, N.A., Newport, Koppel, Imperial, the Company, Erlanger, Northern Kentucky Air, Inc. and Northern Kentucky Management, Inc.

4.22 Warrant Agreement between the Company and the Huntington National Bank, as warrant agent

27        Financial Data Schedule