Form 10-K
period 1995-09-30
NS GROUP INC
filed 1995-12-21
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                            FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS

         13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE x SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended  September 30, 1995

                                      OR

      ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
     Part III of this Form 10-K or any amendment to this Form 10-K [ ]

                     [Cover page 1 of 2 pages]


     Based on the closing sales price of December 1, 1995, as reported in The Wall Street Journal, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $22.0 million.

     The number of shares outstanding of the registrant's
     Common Stock, no par value, was 13,809,413 at December
     1, 1995.

                             DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II and III incorporate certain information by reference from the Annual Report to Shareholders for the fiscal year ended September 30, 1995 ("1995 Annual
     Report To Shareholders"). Part III also incorporates certain information by reference from the Company's
     Proxy Statement dated December 27, 1995 for the Annual
     Meeting of Shareholders on February 15, 1996.

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

          In October, 1993, the Company sold its wholly-owned subsidiary, Kentucky Electric Steel Corporation, to a newly formed public company in exchange for $45.6 million in cash and 400,000 shares (approximately 8%) of the new public company, then valued at $4.8 million. Kentucky Electric Steel Corporation was sold in order to enhance the Company's financial flexibility. Incorporated herein by reference from the 1995 Annual Report to Shareholders is "Note 2: Sale of Subsidiary", which contains additional information pertaining to this transaction.

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

          Incorporated herein by reference from the 1995
     Annual Report to Shareholders is "Note 13:  Business
     Segment Information", for additional information pertaining to industry segment data.

     Specialty Steel Segment

          The Company's specialty steel products consist of:
     (i) seamless and welded tubular goods primarily used in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); (ii) line pipe used in the transmission of oil, natural gas and other fluids; (iii) SBQ products primarily used in the manufacture of heavy industrial equipment, trucks and off-road vehicles; and (iv) hot rolled coils which are sold to service centers and other manufacturers for further processing. The Company manufactures these specialty steel products at its two mini-mills, located in Koppel, Pennsylvania and near Newport, Kentucky.
     The term mini-mill connotes a smaller, relatively low-cost mill that typically uses scrap steel as its basic raw material and offers a relatively limited range of products.

          Products

          Seamless OCTG Products. The Company's seamless OCTG products are used as drill pipe, casing and production tubing. Drill pipe is used and may be reused to drill several wells. Casing forms the structural wall of oil and natural gas wells to provide support and prevent caving during drilling operations and is generally not removed after it has been installed in a well. Production tubing is placed within the casing and is used to convey oil and natural gas to the surface. The Company's seamless OCTG products are sold as a finished threaded and coupled product in both carbon and alloy grades. Compared to similar welded products, seamless production tubing and casing are better suited for use in hostile drilling environments such as off-shore drilling or deeper wells because of their greater strength and durability. The production of seamless tubular products with these properties requires a more costly and specialized manufacturing process than does the production of welded tubular products.

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

          Special Bar Quality Products. The Company manufactures SBQ products in a specialized market niche of products ranging in size from 2.875 to 6.0 inches. The Company produces its SBQ products from continuous cast blooms that enables substantial size reduction in the bloom during processing and provides heavier strength-to-weight ratios. These SBQ products are primarily used in critical weight-bearing applications such as suspension systems, gear blanks, drive axles for tractors and off-road vehicles, heavy machinery components and hydraulic and pneumatic cylinders.

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

          The demand for the Company's OCTG products is cyclical in nature, being dependent on the number and depth of oil and natural gas wells being drilled in the United States. The level of drilling activity is largely a function of the current prices of oil and natural gas and the industry's future price expectations. Demand for OCTG products is also influenced by the levels of inventory held by producers, distributors and end users. In addition, the demand for OCTG products produced domestically is also significantly impacted by the level of foreign imports of OCTG products. The level of OCTG imports is affected by: (i) the value of the U.S. dollar versus other key currencies; (ii) overall world demand for OCTG products; (iii) the production cost competitiveness of domestic producers; (iv) trade practices of, and government subsidies to, foreign producers; and (v) the presence or absence of governmentally imposed trade restrictions in the United States. The demand for line pipe is only partially dependent on oil and gas drilling activities. Line pipe demand is also dependent on factors such as the level of pipeline construction activity, line pipe replacement requirements, new residential construction and gas utility purchasing programs. The demand for the Company's SBQ and hot rolled coil products is also cyclical in nature and is sensitive to general economic conditions. The demand for and the pricing of the Company's SBQ and hot rolled coil products is also affected by economic trends in areas such as commercial and residential construction, automobile production and industrial investment in new plants and facilities.

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

          All of the Company's steel-making and finishing facilities are located on or near major rivers or waterways, enabling the Company to transport its tubular products into the southwest by barge. The
     Company ships substantially all of its seamless and welded OCTG products destined for the southwest region by barge.

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

          Competition

          The markets for the Company's specialty steel products are highly competitive and cyclical. The Company's principal competitors in its primary markets include integrated producers, mini-mills, welded tubular product processing companies as well as foreign steel producers. The Company believes that the principal competitive factors affecting its business are price, quality and customer service.

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

          Trade Cases. In response to the rising level of foreign imports of OCTG products, on June 30, 1994, the Company and six other U.S. steel companies filed antidumping petitions against imports of OCTG products from seven foreign nations (the Trade Cases). The Trade Cases asked the United States government to take action to offset injury to the domestic OCTG industry from unfairly traded imports. The antidumping petitions were filed against OCTG imports from Argentina, Austria, Italy, Japan, Korea, Mexico and Spain. The Company also joined in filing countervailing duty cases charging subsidization of OCTG imports from Austria and Italy. In July 1995, following evaluation of determinations made by the International Trade Administration of the United States Department of Commerce, the International Trade Commission (ITC) announced final affirmative determinations, resulting in the collection of duties by the Customs Service on imports of OCTG and drill pipe products from Argentina, Japan and Mexico, and OCTG products (other than drill pipe) from Italy and Korea. No duties were imposed on OCTG and drill pipe imports from Austria and Spain because the ITC issued negative determinations. Several foreign OCTG producers, as well as certain U.S. producers, have appealed the determinations to international courts or panels. The Company cannot predict the outcome or timing of these appeals at this time.

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

          The Company's steel manufacturing facilities consume large amounts of electricity. The Company purchases its electricity from utilities near its steel-making facilities pursuant to contracts that expire in 1996 for Koppel and 2001 for Newport. The contracts contain provisions that provide for lower priced demand charges during off-peak hours and known maximums in higher cost firm demand power. Also, the Company receives discounted demand rates in return for the utilities' right to periodically curtail service during periods of peak demand. These curtailments are generally limited to a few hours and historically have had a negligible impact on the Company's operations.

          The Company also consumes smaller quantities of additives, alloys and flux which are purchased from a number of suppliers.

     Adhesives Segment

          Imperial is a manufacturer of industrial adhesives products. Imperial maintains over 1,000 active formulas for the manufacture of water-borne, solvent-borne, and hot-melt adhesives, which are used in product assembly applications, including footwear, foam bonding, marine and recreational vehicles, and consumer packaging. Raw materials are available from multiple sources and consist primarily of petrochemical-based materials. Pricing generally follows trends in the petrochemical markets.

          Imperial produces adhesives products at
     manufacturing plants located in Ohio, Tennessee and Virginia. Imperial markets its adhesives products throughout the United States and Caribbean basin through an in-house sales force as well as numerous independent sales representatives. Products are distributed from three manufacturing sites and a number of public warehouses across the United States and in Puerto Rico.


          Competition in the industrial adhesives products market is highly-fragmented. The Company believes that it competes in this market on the basis of price, product performance and customer service. Imperial competes with numerous small or comparably-sized companies, as well as major adhesives producers.

     Environmental Matters

          The Company is subject to federal, state and local environmental laws and regulations, including, among others, the Resource Conservation and Recovery Act
     (RCRA), the Clean Air Act, the 1990 Amendments to the Clean Air Act (the 1990 Amendments), the Clean Water Act and all regulations promulgated in connection therewith, including, among others, those concerning the discharge of contaminants as air emissions or waste water effluents and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. As such, the Company is from time to time involved in administrative and judicial proceedings and administrative inquiries related to environmental matters.

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

          In March 1995, Koppel and the EPA signed a Consent Order relating to an April 1990 RCRA facility assessment (the Assessment) completed by the EPA and the Pennsylvania Department of Environmental Resources. The Assessment was performed in connection with a permit application pertaining to a landfill that is adjacent to the Koppel facilities. The Assessment identified potential releases of hazardous constituents at or adjacent to the Koppel facilities prior to the Company's acquisition of the Koppel facilities. The Consent Order establishes a schedule for investigating, monitoring, testing and analyzing the potential releases. Contamination documented as a result of the investigation will require cleanup measures and certain remediation has begun. Pursuant to various indemnity provisions in agreements entered into at the time of the Company s acquisition of the Koppel facilities, certain parties have agreed to indemnify the Company against various known and unknown environmental matters. While such parties have not at this time acknowledged full responsibility for potential costs under the Consent Order, the Company believes that the indemnity provisions provide for it to be fully indemnified against all matters covered by the Consent Order, including all associated costs, claims and liabilities.

          In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at Newport, resulting in the contamination of the melt shop s electric arc furnace emission control facility, or baghouse facility . The occurrences of the accidental melting of radioactive materials have not resulted in any notice of violations from federal or state environmental regulatory agencies. The losses and costs incurred in 1993, net of insurance claims, resulted in an extraordinary charge of $1.1 million, net of applicable income tax benefit of $0.7 million, or an $.08 loss per share. The Company is investigating and evaluating various issues concerning storage, treatment and disposal of the radiation contaminated baghouse dust; however a final determination as to method of treatment and disposal, cost and further regulatory requirements cannot be made at this time. Depending on the ultimate timing and method of treatment and disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current estimates and the Company s insurance coverage. The Company expects to recover and has recorded a $2.3 million receivable relating to insurance claims for the recovery of disposal costs which will be filed with the Company s insurance company at the time such disposal costs are incurred. As of September 30, 1995, claims recorded in connection with disposal costs exhaust available insurance coverage. Based on current knowledge, management believes the recorded gross reserves of $4.4 million for disposal costs pertaining to these incidents are adequate.

          Subject to the uncertainties concerning the Consent Order and the storage and disposal of the radiation contaminated dust, the Company believes that it is currently in compliance in all material respects with all applicable environmental regulations.

          Regulations under the 1990 Amendments to the Clean Air Act that will pertain to the Company s operations are currently not expected to be promulgated until 1997 or later. The Company cannot predict the level of required capital expenditures or operating costs resulting from future environmental regulations such as those forthcoming as a result of the 1990 Amendments. However, the Company believes that while the 1990 Amendments may require additional expenditures, such expenditures will not have a material impact on the Company s business or consolidated financial position for the foreseeable future.

          Capital expenditures for the next twelve months relating to environmental control facilities are not expected to be material, however, such expenditures could be influenced by new or revised environmental regulations and laws.

          As of September 30, 1995, the Company had environmental remediation reserves of $4.5 million, of which $4.4 million pertain to accrued disposal costs for radiation contaminated baghouse dust. As of September 30, 1995, the possible range of estimated losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the Consent Order, the Company cannot estimate the possible range of losses should the Company ultimately not be indemnified. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company s consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the Consent Order or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     Employees

          As of September 30, 1995, the Company had 1,728 employees, of whom 405 were salaried and 1,323 were hourly. Substantially all of the Company's hourly employees are represented by the United Steelworkers of America under contracts expiring in 1997 for Erlanger; 1999 for Newport and Koppel; and 1998 for Imperial.

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

     Baytown, Texas - The Company owns approximately 55 acres of real estate upon which is located a tubular processing facility and barge facilities. Located on the property are eight buildings aggregating approximately 65,000 square feet which house the various finishing operations.

     Adhesives Segment:

     Cincinnati, Ohio; Lynchburg, Virginia; Nashville, Tennessee - The Company owns approximately seven acres of property in Cincinnati, Ohio, and 1.5 acres of property in Lynchburg, Virginia for use in its adhesives operations. The Cincinnati properties contain five buildings aggregating approximately 150,000 square feet and the Lynchburg property consists of one 10,000 square foot building. The Company also leases approximately 3.1 acres in Nashville, Tennessee for use in its adhesives operations, including one building aggregating approximately 60,000 square feet.

     Other:

     Newport, Kentucky - The Company owns approximately 37 acres of partially developed land near Newport, Kentucky, acquired in fiscal 1989, which is held as investment property and is listed for sale. The
     Company also owns approximately 85 acres of additional real estate which is currently not used in operations.

          Information regarding encumbrances on the
     Company's properties, included in Note 5 to the Consolidated Financial Statements of the 1995 Annual
     Report to Shareholders, is incorporated herein by reference.

     Capacity Utilization

     The Company's capacity utilization for fiscal 1995 was as follows:

                                Rated Capacity
     Facility                     (in tons)     Capacity
     Utilization

     Koppel facilities
       Melt shop ...............   400,000        88.4%
       Bar mill ................   200,000        98.5%
       Seamless tube mill ......   200,000        69.0%

     Newport facilities
       Melt shop ...............   700,000        59.4%
       Hot strip rolling mill ..   750,000        51.1%
       Welded pipe mills .......   580,000        55.8%

          ITEM 3.  LEGAL PROCEEDINGS

          See "Environmental Matters" regarding the Consent
     Order entered into by Koppel and the EPA.

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


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS

     None.

                                PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
     RELATED STOCKHOLDER MATTERS

          Incorporated herein by reference from the 1995
     Annual Report to Shareholders, "Stock Market
     Information" and "Stock Price"  and Note 5 to the
     Consolidated Financial Statements.

          As of December 1, 1995, there were approximately
     338 record holders of Common Stock.

     ITEM 6.  SELECTED FINANCIAL DATA

          Incorporated herein by reference from the 1995
     Annual Report to Shareholders, "Consolidated Historical
     Summary" and Note 2 to the Consolidated Financial
     Statements.

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Incorporated herein by reference from the 1995
     Annual Report to Shareholders, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Incorporated herein by reference from the 1995 Annual Report to Shareholders, "Consolidated Statements of Operations"; "Consolidated Balance Sheets"; "Consolidated Statements of Cash Flows"; Consolidated Statements of Common Shareholders' Equity"; "Notes to Consolidated Financial Statements"; "Report of Management"; and "Report of Independent Public Accountants".

     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                            PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
     REGISTRANT

          Incorporated herein by reference from the Company's Proxy Statement dated December 27, 1995 for the Annual Meeting of Shareholders on February 15, 1996, under the caption "Election of Directors - Nominees for Election as Directors"; "Information Regarding Meetings and Committees of the Board of Directors - Committees of the Board"; "Executive Compensation"; and "Compliance With Section of 16(a) of the Exchange Act".

     ITEM 11.  EXECUTIVE COMPENSATION

          Incorporated herein by reference from the Company's Proxy Statement dated December 27, 1995 for the Annual Meeting of Shareholders on February 15, 1996, under the caption "Information Regarding Meetings and Committees of the Board of Directors - Director Compensation"; "Executive Compensation"; and "Compensation Committee Interlocks and Insider Participation".

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
     OWNERS AND MANAGEMENT

          Incorporated herein by reference from the Company's Proxy Statement dated December 27, 1995 for the Annual Meeting of Shareholders on February 15,
     1996, "Share Ownership of Certain Beneficial Owners and
     Management".

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
     TRANSACTIONS

          Incorporated herein by reference from the Company's Proxy Statement dated December 27, 1995 for the Annual Meeting of Shareholders on February 15,
     1996, under the caption "Compensation Committee
     Interlocks and Insider Participation" and "Certain
     Transactions".
                                          PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
     REPORTS ON FORM 8-K

     (a) 1. Consolidated Financial Statements - The following Consolidated Financial Statements included in the 1995 Annual Report to Shareholders for the fiscal year ended September 30, 1995, are incorporated by reference in Item 8:

          - Consolidated Statements of Operations
          - Consolidated Balance Sheets
          - Consolidated Statements of Cash Flows
          - Consolidated Statements of Common Shareholders'
             Equity
          - Notes to Consolidated Financial Statements
          - Report of Independent Public Accountants

     (a)  2.   Consolidated Financial Statement Schedule -
                    The following schedule is included herein:

          - Report of Independent Public Accountants on
               Financial Statement Schedule

          - Schedule II   -  Valuation and Qualifying
               Accounts

     (a)  3.   Exhibits

       Reference is made to the Index to Exhibits, which is incorporated herein by reference.

     (b) Reports on Form 8-K

     Current Report on Form 8-K dated September 29, 1995 and filed October 10, 1995, reporting under Item 5 the Company's earnings expectations for the fourth fiscal quarter ending September 30, 1995; and under Item 7(c), the Company's press release dated September 29, 1995.

     Current Report on Form 8-K dated October 24, 1995 and filed November 3, 1995, reporting under Item 5 the Company's estimate for earnings for the fourth fiscal quarter ending September 30, 1995; and under Item 7(c), the Company's press release dated October 24, 1995.

     Current Report on Form 8-K dated November 10, 1995 and filed November 15, 1995, reporting under Item 5 the Company's results for its fiscal year and fourth quarter ending September 30, 1995; and under Item 7(c), the Company's press release dated November 10, 1995

     Current Report on Form 8-K dated December 4, 1995 and filed December 7, 1995, reporting under Item 5 certain management changes; and under Item 7(c), the Company's press release dated December 5, 1995.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON FINANCIAL STATEMENT SCHEDULE

     To NS Group, Inc.:

          We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in NS Group, Inc. and subsidiaries annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 6, 1995. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in
     Item 14(a) 2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





     Cincinnati, Ohio                ARTHUR ANDERSEN LLP
     November 6, 1995


     SCHEDULE II
                                NS GROUP, INC. AND SUBSIDIARIES

                                VALUATION AND QUALIFYING ACCOUNTS

                              (Dollars in thousands)



                             Reserves Deducted from
                            Assets in Balance Sheets
                         Allowance
                            for          Allowance
                          Doubtful        for Cash
                        Accounts(1)     Discounts(1)

     BALANCE,
     September 26, 1992..  $ 1,307         $   208
      Additions:
      Charged to costs
       and expenses..          572           2,338
       Deductions:
       Net charges of nature
       for which reserves
       were created...      (1,060)         (2,293)

       BALANCE,
        September 25,
          1993.......      $   819         $   253
         Additions:
          Charged to
          costs and
           expenses..          343           2,298
         Deductions:
          Sale of
          subsidiary..        (305)              -
          Net charges
           of nature
           for which
           reserves were
           created...         (220)         (2,245)

       BALANCE,
        September 24,
         1994.......       $   637         $   306
                   Additions:
          Charged to
           costs and
           expenses..          586           4,005
         Deductions:
          Net charges of
          nature for which
          reserves were
          created....         (202)          (3,330)
       BALANCE,
        September 30,
         1995.......        $ 1,021         $   981



     (1)  Deducted from accounts receivable


                         SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
     Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                     NS GROUP, INC.

     Date:   December 15, 1995       By: /s/John R. Parker
                                         John R. Parker,
                                         Vice President,
                                         Treasurer and Chief
                                        Financial Officer

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


     Date:   December 15, 1995     By: /s/Clifford R.Borland
                                       Clifford R. Borland,
                                       Chief Executive
                                       Officer and Director


     Date:   December 15, 1995     By: /s/Paul C. Borland
                                       Paul C. Borland,
                                       President and Chief
                                       Operating Officer


     Date:   December 15, 1995         /s/John R. Parker
                                       John R. Parker, Vice
                                     President,
                                       Treasurer and Chief
                                       Financial Officer
                                       (Principal Financial
                                      Officer)


     Date: December 15, 1995         /s/Thomas J. Depenbrock
                                     Thomas J. Depenbrock
                                     Vice President and
                                     Corporate Controller


     Date:   December 15, 1995         /s/Ronald R. Noel
                                       Ronald R. Noel,
                                       Director


     Date:   December 15, 1995         /s/John B. Lally
                                       John B. Lally,
                                       Director


     Date: December 15, 1995       /s/Patrick J. B. Donnelly
                                   Patrick J. B. Donnelly,
                                   Director


     Date:   December 15, 1995         /s/R. Glen Mayfield
                                       R. Glen Mayfield,
                                       Director

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

     3.2       Amended and restated By-Laws of Registrant,
                    dated December 4, 1995, filed herewith

     Exhibits 4.1 through 4.22 were filed under their respective Exhibit numbers to Registrant's Form 10-Q for the quarterly period ended July 1, 1995, File No.
     1-9838, and are incorporated herein by this reference

     4.1       Indenture (including form of Senior Secured
                    Note) between the Company and The Huntington
                    National Bank, as trustee (the "Trustee")

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

     4.15      ICN Security Agreement between Erlanger and
                    the Company

     4.16      Pledge and Security Agreement between the
                    Company and the Trustee

     4.17      Subsidiary Guarantee

     4.18      Intercreditor Agreement between the Trustee
                    and the Bank of New York Commercial
                    Corporation, as agent under the Credit
                    Facility

     4.19      Agreement between the Trustee, Koppel and the
                    Commonwealth of Pennsylvania, Department of
                    Commerce

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

     4.22      Warrant Agreement between the Company and The
                    Huntington National Bank, as warrant agent

     10.1      Company's Amended Employee Incentive Stock
                    Option Plan, filed as Exhibit 10(a) to
                    Company's Form 10-K for the fiscal year ended
                    September 30, 1989, File No. 1-9838, and incorporated herein by this reference

     10.2      Company's Executive Bonus Plan, filed as
                    Schedule B to Exhibit 10.4 to Company's
                    Registration Statement on Form S-18, File No.
                    2-90643, and incorporated herein by this reference

     10.3      Company's Non-Qualified Stock Option and
                    Stock Appreciation Rights Plan of 1988, filed as Exhibit 1 to Company's Proxy Statement dated January 13, 1989, File No. 1-9838, and incorporated herein by this reference

     10.4      Rights Agreement dated as of November 17,
                    1988 between Company and Pittsburgh National
                    Bank, filed as Exhibit 1 to Company's Form 8-K dated November 17, 1988, File No. 1-9838, and incorporated herein by this reference, and Appointment and Amendment Agreement dated July 29, 1994 between Registrant and Registrar and Transfer Company, filed as
                    Exhibit 10(d) to Company's Form 10-Q dated
                    May 29, 1994, File No. 1-9838, and
                    incorporated herein by this reference

     10.5      Company's 1993 Incentive Stock Option Plan,
                    filed as Exhibit 1 to Company's Proxy
                    Statement dated December 22, 1992, File No.
                    1-9838, and incorporated herein by this
                    reference

     10.6      Transfer Agreement, dated September 29, 1993,
                    filed on September 28, 1993 as Exhibit 10.2 to the Amendment No. 2 to the Registration Statement on Form S-1 of Kentucky Electric Steel, Inc., File No. 33-67140, and incorporated herein by this reference

     10.7      Tax Agreement, dated October 6, 1993, by and
                    among NS Group,Inc., Kentucky Electric Steel, Inc. and NSub I, Inc. (formerly Kentucky Electric Steel Corporation), filed as Exhibit 10(h) to Company's Form 10-K for the fiscal year ended September 25, 1993, File No. 1-9383, and incorporated herein by this reference

     10.8      Registration Rights Agreement dated October
                    6, 1993 among Kentucky Electric Steel, Inc.,
                    NS Group, Inc. and NSub I, Inc. (formerly
                    Kentucky Electric Steel Corporation), filed as Exhibit 10(i) to Company's Form 10-K for fiscal year ended September 25, 1993, File No. 1-9383, and incorporated herein by this reference

     10.9      Form of 11% Subordinated Convertible
                    Debenture due 2005, filed as Exhibit 4.1 to Company's Form 8-K dated October 18, 1990,
                    File No. 1-9838, and incorporated herein by this reference

     10.10     Form of Warrant dated October 4, 1990, filed
                    as Exhibit 4.2 to Company's Form 8-K dated
                    October 18, 1990, File No. 1-9838, and
                    incorporated herein by reference; and First
                    Amendment to Warrant dated September 26,
                    1992, filed as Exhibit 4(c) to Company's Form 10-K for the fiscal year ended September 26, 1992, File No. 1-9838, and incorporated herein by this reference

     13        1995 Annual Report to Shareholders (not
                    deemed "filed" except for portions which are expressly incorporated by reference), filed herewith

     21        Subsidiaries of Registrant

     23        Consent of Independent Public Accountants

     24        Power of Attorney (contained on Signature
                    Page)

     27        Financial Data Schedule