Form 10-Q
period 1995-12-30
NS GROUP INC
filed 1996-02-09
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q


X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)   OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common stock, no par value        13,809,413
     (Class)                  (Outstanding at January 31,
                                   1996)

NS GROUP, INC.

INDEX

PART I    FINANCIAL INFORMATION
                                                 PAGE


 Item 1 Financial Statements

  Condensed Consolidated Balance Sheets            3
  Condensed Consolidated Statements of Operations  4
  Condensed Consolidated Statements of Cash Flows  5
  Notes to Condensed Consolidated Financial
   Statements                                      6

 Item 2  Management's Discussion and Analysis of
   Financial Condition and Results of Operations  11

PART II   OTHER INFORMATION

 Item 6  Exhibits and Reports on Form 8-K         20

NS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 30, 1995 AND SEPTEMBER 30, 1995
(Dollars in thousands) (Unaudited)

                              December 30,  September 30,
                                1 9 9 5        1 9 9 5
CURRENT ASSETS
  Cash and cash equivalents    $  3,997       $  4,838
  Short-term investments         10,811          6,413
  Accounts receivable, less
  allowance for doubtful
  accounts of $754 and
  $1,021, respectively           42,016         45,858
  Inventories                    54,398         44,716
  Other current assets           18,123         21,497

    Total current assets         129,345       123,322

PROPERTY, PLANT AND EQUIPMENT    277,532       276,262
  Less - accumulated
  depreciation                  (125,369)     (120,887)
                                 152,163       155,375
OTHER ASSETS                      19,850        19,800

    Total assets                $301,358      $298,497

CURRENT LIABILITIES
  Notes payable                 $    254      $    509
  Accounts payable                37,153        32,897
  Other current liabilities       26,328        22,167
  Current portion of long-term
   debt                            2,266         1,872

    Total current liabilities     66,001        57,445

LONG-TERM DEBT                   166,119       166,528

DEFERRED TAXES                     4,535         6,414

COMMON SHAREHOLDERS EQUITY
  Common stock, no par value,
  40,000,000 shares authorized;
  13,809,413 shares issued and
  outstanding for each period     49,004       49,004
  Common stock options and
  warrants                         2,751        2,737
  Unrealized loss on available
  for sale securities               (930)        (713)
  Retained earnings               13,878       17,082

    Total common shareholders'
     equity                       64,703       68,110

    Total liabilities and
     shareholders' equity       $301,358     $298,497


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED
DECEMBER 30, 1995 AND DECEMBER 31, 1994
(In thousands, except per share amounts)
(Unaudited)

                                December 30,  December 31,
                                  1 9 9 5       1 9 9 4

 NET SALES                        $89,295       $93,489

COST AND EXPENSES
  Cost of products sold            82,402        81,999
  Selling and administrative
  expenses                          6,286         6,932

  Operating income                    607         4,558

OTHER INCOME (EXPENSE)
  Interest expense                 (6,055)       (5,356)
  Interest income                     125           532
  Other, net                          698           389

  Income (loss) before
   income taxes                    (4,625)          123

PROVISION (CREDIT) FOR
 INCOME TAXES                      (1,421)           48

  Net income (loss)               $(3,204)      $    75

NET INCOME (LOSS) PER
   COMMON SHARE                     $(.23)        $ .01

WEIGHTED AVERAGE SHARES
  OUTSTANDING                      13,809        13,809


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


NS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED
DECEMBER 30, 1995 AND DECEMBER 31, 1994
(Dollars in thousands)   (Unaudited)

                                December 30,   December 31,
CASH FLOWS FROM OPERATING
ACTIVITIES
                                 1 9 9 5         1 9 9 4

 Net income (loss)               $(3,204)       $     75
 Adjustments to reconcile
 net income (loss) to net
 cash flows from operating
  activities:
  Depreciation and
   amortization                    4,725           4,876
   Amortization of debt
   discount and finance costs        409             144
   Increase (decrease) in
   long-term deferred taxes       (1,746)              4
   Decrease in accounts
   receivable, net                 3,842           2,985
   Increase in inventories        (9,682)         (9,439)
   (Increase) decrease in
    other current assets           3,374            (310)
   Increase in accounts payable    4,256           5,922
   Increase (decrease) in
   accrued liabilities             4,161          (1,734)

      Net cash flows from
       operating activities        6,135           2,523

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in property,
   plant and equipment, net       (1,844)        (2,987)
   Increase in other assets         (304)          (374)
   (Increase) decrease in
    short-term investments        (4,398)         1,504

      Net cash flows from
      investing activities        (6,546)        (1,857)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in notes
    payable                         (255)         2,359
   Proceeds from issuance of
   long-term debt                      -              -
   Repayments on long-term debt     (175)        (4,962)
   Increase in deferred financing
    costs                              -           (669)

      Net cash flows from financing
      activities                    (430)        (3,272)

      Net increase (decrease) in
      cash and cash  equivalents    (841)        (2,606)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                 4,838          4,405

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                   $ 3,997        $ 1,799


  Cash paid during the period for:
    Interest                     $ 1,190        $ 7,218
    Income taxes, net of
     refunds                     $  (650)       $   700


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:  Principles of Consolidation

     The condensed consolidated financial statements include the accounts of NS Group, Inc. and its wholly-owned subsidiaries (the Company): Newport Steel Corporation (Newport), Koppel Steel Corporation (Koppel), Erlanger Tubular Corporation (Erlanger), Imperial Adhesives, Inc. (Imperial), Northern Kentucky Management, Inc. and Northern Kentucky Air, Inc. All significant intercompany balances and transactions have been eliminated.

     The accompanying information reflects, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results for the interim periods. Reference should be made to NS Group, Inc.'s Form 10-K for the fiscal year ended September 30, 1995 for additional footnote disclosure, including a summary of significant accounting policies.

     In March 1995, the Financial Accounting Standards Board
(FASB) issued Statement No. 121 (Statement 121) on accounting for the impairment of long-lived assets to be held and used. Statement 121 also establishes accounting standards for long-lived assets that are to be disposed. Statement 121 is required to be applied prospectively for assets to be held and used. The initial application of Statement 121 to assets held for disposal is required to be reported as the cumulative effect of a change in accounting principle. The Company is required to adopt Statement 121 no later than fiscal 1997. The Company has not yet determined when it will adopt Statement 121 or the impact, if any, that the adoption will have on its financial position or results of operations.

     In October 1995, the FASB issued Statement No. 123 (Statement 123) establishing financial accounting and reporting standards for stock-based employee compensation plans. Statement 123 encourages the use of the fair valued based method to measure compensation cost for stock-based employee compensation plans, however, it also continues to allow the intrinsic value based method of accounting as prescribed by APB Opinion No. 25, which is currently used by the Company. If the intrinsic value based method continues to be used, Statement 123 requires pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. The fair value based method requires compensation cost be measured at the grant date based upon the value of the award and recognized over the service period, which is normally the vesting period. The Company is required to adopt Statement 123 no later than fiscal 1997. The Company has not yet determined when it will adopt Statement 123 or the valuation method it will use.

     The Company's fiscal year ends on the last Saturday of September. The first quarter of fiscal 1996 and 1995 are 13 and 14 week periods, respectively.

Note 2:  Inventories

     At December 30, 1995 and September 30, 1995, inventories stated at the lower of LIFO (last-in, first-out) cost or market represent approximately 41% and 31% of total inventories before the LIFO reserve, respectively.
Inventories consist of the following components ($000's):

                          December 30,    September 30,
                            1 9 9 5         1 9 9 5

     Raw materials        $  7,994         $  6,591
     Semi-finished and
     finished goods         48,929           40,570
                            56,923           47,161
     LIFO reserve           (2,525)          (2,445)
                           $54,398          $44,716


Note 3:  Income Taxes

     Tax benefits recorded in the first quarter of fiscal
1996 and in prior years substantially offset previously recorded net long-term deferred tax liabilities. As such, the Company's ability to benefit any future losses would currently be limited to the refundable amounts of approximately $1.8 million in previously paid alternative minimum tax.

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

     In March 1995, Koppel and the EPA signed a Consent Order relating to an April 1990 RCRA facility assessment (the Assessment) completed by the EPA and the Pennsylvania Department of Environmental Resources. The Assessment was performed in connection with a permit application pertaining to a landfill that is adjacent to the Koppel facilities.
The Assessment identified potential releases of hazardous constituents at or adjacent to the Koppel facilities prior to the Company's acquisition of the Koppel facilities. The Consent Order establishes a schedule for investigating, monitoring, testing and analyzing the potential releases. Contamination documented as a result of the investigation requires cleanup measures and certain remediation has begun. Pursuant to various indemnity provisions in agreements entered into at the time of the Company's acquisition of the Koppel facilities, certain parties have agreed to indemnify the Company against various known and unknown environmental matters. While such parties have not at this time acknowledged full responsibility for potential costs under the Consent Order, the Company believes that the indemnity provisions provide for it to be fully indemnified against all matters covered by the Consent Order, including all associated costs, claims and liabilities.

     Newport's permit for operating a hazardous waste disposal facility on its property requires that Newport investigate, test, and analyze for potential releases of hazardous constituents from its closed loop water recirculating system. Any contamination documented as a result of the investigation would require certain cleanup measures; however, the Company believes that the cost of any such cleanup measures will not be material.

     In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at Newport, resulting in the contamination of the melt shop's electric arc furnace emission control facility, or baghouse facility. The occurrences of the accidental melting of radioactive materials have not resulted in any notice of violations from federal or state environmental regulatory agencies. The Company is investigating and evaluating various issues concerning storage, treatment and disposal of the radiation contaminated baghouse dust; however, a final determination as to method of treatment and disposal, cost and further regulatory requirements cannot be made at this time. Depending on the ultimate timing and method of treatment and disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current estimates and the Company's insurance coverage. As of December 30, 1995, claims recorded in connection with disposal costs exhaust available insurance coverage. Based on current knowledge, management believes the recorded gross reserves of $4.4 million for disposal costs pertaining to these incidents are adequate.

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

     As of December 30, 1995, the Company had environmental remediation reserves of $4.5 million of which $4.4 million pertain to accrued disposal costs for radiation contaminated baghouse dust. As of December 30, 1995, the possible range of estimated losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the Consent Order, the Company cannot estimate the possible range of losses should the Company ultimately not be indemnified. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the Consent Order or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 5:  Summarized Financial Information

     The Company's Senior Secured Notes are unconditionally guaranteed in full, jointly and severally, by each of the Company's subsidiaries (Subsidiary Guarantors), each of which is wholly-owned. Separate financial statements of the Subsidiary Guarantors are not presented because they are not deemed material to investors. The following is summarized financial information of the Subsidiary Guarantors as of December 30, 1995 and September 30, 1995 and for the three month periods ended December 30, 1995 and December 31, 1994. All significant intercompany accounts and transactions between the Subsidiary Guarantors have been eliminated.


                           December 30,     September 30,
                              1995               1995
                                   (In thousands)

     Current assets         $112,987           $111,371
     Noncurrent assets      $164,915           $167,863

     Current liabilities   $  47,020          $  50,933

     Payable to parent      $166,297           $169,079
     Other noncurrent
       liabilities            11,887              9,779
          Total noncurrent
           liabilities      $178,184           $178,858


                                   Fiscal Quarter Ended
                            December 30,       December 31,
                                1995               1994
                                     (In thousands)

     Net sales                $  89,295         $  93,489
     Gross profit             $   6,893         $  11,490
     Net income (loss)        $  (2,386)        $   1,058


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

Results of Operations

     The Company's net sales, cost of products sold and operating results by industry segment for the three month periods ended December 30, 1995 and December 31, 1994 are summarized below. The first quarters of fiscal 1996 and 1995 are 13 and 14 week periods, respectively. As such, the increases and decreases in operating results for the quarterly comparative periods, as discussed below, were partially attributable to the additional week of operations in the first quarter of fiscal 1995.

                              Fiscal Quarter Ended December
                                   1995         1994
                                    (In thousands)

Net sales
  Specialty steel segment         $80,382      $84,716
  Adhesives segment                 8,913        8,773
                                  $89,295      $93,489
Cost of products sold
  Specialty steel segment         $75,418      $75,210
  Adhesives segment                 6,984        6,789
                                  $82,402      $81,999
Operating income
  Specialty steel segment         $ 1,426      $ 5,296
  Adhesives segment                   132          273
  Corporate allocations
   and income                        (951)      (1,011)
                                  $   607     $  4,558


Sales data for the Company's specialty steel segment for the three month periods ended December 30, 1995 and December 31, 1994 were as follows:

                               Fiscal Quarter Ended December
                                    1995          1994

Tons shipped
  Welded tubular                   74,800         88,900
  Seamless tubular                 34,100         27,900
  SBQ                              28,900         42,800
  Other                            11,000         10,000
                                  148,800        169,600
Net sales ($000's)
  Welded tubular                  $34,176        $39,679
  Seamless tubular                 28,063         21,786
  SBQ                              13,980         19,459
  Other                             4,163          3,792
                                  $80,382        $84,716


     Net sales for the first quarter of fiscal 1996 decreased $4.2 million, or 4.5%, from the first quarter of fiscal 1995, to $89.3 million. Specialty steel segment net sales decreased $4.3 million and the adhesives segment net sales increased $0.1 million. The overall decrease in specialty steel net sales was primarily the result of a decrease in shipments as more fully discussed below.

     Welded tubular net sales for the first quarter of fiscal 1996 decreased $5.5 million, or 13.9%, on a volume decline of 15.9% from the first quarter of fiscal 1995. The decrease in net sales and shipments was primarily the result of a 35.3% decline in shipments of welded OCTG products from the first quarter of fiscal 1995. Shipments of welded OCTG products were negatively impacted by a 7.2% decline in U.S. drilling activity from the prior fiscal year first quarter. Partially offsetting the impact of the decline in welded OCTG shipments was a 31.4% increase in welded line pipe shipments over the first quarter of fiscal 1995 as well as a 2.5% increase in average selling price for all welded tubular products. Fiscal 1996 first quarter average selling price for welded OCTG products was $502 per ton, an increase of 2.4% over the first quarter of fiscal 1995. Fiscal 1996 first quarter average selling price for welded line pipe was $492 per ton, an increase of 4.0% over the first quarter of fiscal 1995.

     Seamless tubular net sales for the first quarter of fiscal 1996 increased $6.3 million, or 28.8%, on a volume increase of 22.2% from the first quarter of fiscal 1995.
The increase in seamless tubular net sales and shipments was primarily due to improved seamless OCTG product shipments and average selling prices which were attributable in part to a decline in the level of foreign imports. Average selling prices for the first quarter of fiscal 1996 for all seamless tubular products increased 5.4% from the first quarter of fiscal 1995. Fiscal 1996 first quarter average selling prices for seamless OCTG and line pipe products were $877 per ton and $642 per ton, respectively, increases of 8.9% and 8.8%, respectively, over the prior fiscal year first quarter.

     The demand for the Company's OCTG products is cyclical in nature, being primarily dependent on the number and depth of oil and natural gas wells being drilled in the United States. The level of drilling activity is largely a function of the current prices of oil and natural gas and the industry's future price expectations. Demand for OCTG products is also influenced by the levels of inventory held by producers, distributors and end users. In addition, the demand for OCTG products produced domestically is also significantly impacted by the level of foreign imports of OCTG products. The level of OCTG imports is affected by:
(i) the value of the U.S. dollar versus other key currencies; (ii) overall world demand for OCTG products;
(iii) the production cost competitiveness of domestic producers; (iv) trade practices of, and government subsidies to, foreign producers; and (v) the presence or absence of governmentally imposed trade restrictions in the United States.

     The average number of oil and natural gas drilling rigs in operation in the United States (rig count) decreased 7.2% from 823 in the first quarter of fiscal 1995 to 764 in the first quarter of fiscal 1996. In response to the rising level of foreign imports of OCTG products, on June 30, 1994, the Company and six other U.S. steel companies filed antidumping petitions against imports of OCTG products from seven foreign nations (the Trade Cases). The Trade Cases asked the U.S. government to take action to offset injury to the domestic OCTG industry from unfairly traded imports.
The antidumping petitions were filed against OCTG imports from Argentina, Austria, Italy, Japan, Korea, Mexico and Spain. The Company also joined in filing countervailing duty cases charging subsidization of OCTG imports from Austria and Italy. In July 1995, following evaluation of determinations made by the International Trade Administration of the United States Department of Commerce, the International Trade Commission (ITC) announced final affirmative determinations, resulting in the collection of duties by the Customs Service on imports of OCTG and drill pipe products from Argentina, Japan and Mexico, and OCTG products (other than drill pipe) from Italy and Korea. No duties were imposed on OCTG and drill pipe imports from Austria and Spain because the ITC issued negative determinations. Several foreign OCTG producers, as well as certain U.S. producers, have appealed the determinations to international courts or panels. The Company cannot predict the outcome or timing of these appeals at this time.

     SBQ product net sales for the first quarter of fiscal 1996 decreased $5.5 million, or 28.2%, on a volume decline of 32.5% from the first quarter of fiscal 1995. The decline in volume resulted from both a softening in the markets served by Koppel's SBQ products as well as excessive inventory levels in the SBQ marketplace. Fiscal 1996 average selling price for SBQ products increased 6.6% over the fiscal 1995 first quarter but declined 3.8% from the fiscal 1995 fourth quarter. Other product shipments and net sales for the comparable quarters were primarily attributable to shipments of hot rolled coils.

     The demand for the Company's SBQ and hot rolled coil products is cyclical in nature and is sensitive to general economic conditions. The demand for and the pricing of the Company's SBQ and hot rolled coil products is also affected by economic trends in areas such as commercial and residential construction, automobile production and industrial investment in new plants and facilities.

     Gross profit for the first quarter of fiscal 1996 decreased $4.6 million from the first quarter of fiscal 1995 for a gross profit margin of 7.7% in fiscal 1996 compared to 12.3% in the first quarter of fiscal 1995. The specialty steel segment accounted for substantially all of the decline in gross profit and margin and was attributable to a decline in shipments as discussed above as well as lower operating efficiencies at Newport due partially to reduced production volume.

     The adhesives segment gross profit and margin was virtually unchanged from the first quarter of fiscal 1995.

     Selling and administrative expenses decreased $0.6 million from the first quarter of fiscal 1995 and declined as a percentage of net sales from 7.4% in the first quarter of fiscal 1995 to 7.0% in fiscal 1996. The overall decline in selling and administrative expenses were partially attributable to decreased production and sales volumes as well as costs incurred in connection with litigation in the first quarter of fiscal 1995.

     As a result of the above factors, operating income decreased $4.0 million, from $4.6 million in the first quarter of fiscal 1995 to $0.6 million in the first quarter of fiscal 1996. The decline in operating income was virtually all attributable to the specialty steel segment and was primarily due to a decline in welded OCTG and SBQ product shipments as well as a decline in operating efficiencies at Newport, as discussed above.

     Interest expense increased $0.7 million over the first quarter of fiscal 1995 as a result of higher interest costs associated with the Company's Senior Secured Notes issued in the fourth quarter of fiscal 1995.

     Interest income decreased $0.4 million primarily as a result of a decline in invested cash and short-term investment balances during the respective comparable periods.

     Tax benefits recorded in the first quarter of fiscal
1996 and in prior years substantially offset previously recorded net long-term deferred tax liabilities. As such, the Company's ability to benefit any future losses would currently be limited to the refundable amounts of approximately $1.8 million in previously paid alternative minimum tax.

     As a result of the above factors, the Company incurred a net loss of $3.2 million, or a $.23 loss per share, in the first quarter of fiscal 1996 compared to net income of $0.1 million, or $.01 per share, in the first quarter of fiscal 1995.

Liquidity and Capital Resources

     Working capital at December 30, 1995 was $63.3 million compared to $65.9 million at September 30, 1995. The current ratio at December 30, 1995 was 1.96 to 1 compared to
2.15 to 1 at September 30, 1995. At December 30, 1995, the Company had cash and short-term investments totaling $14.8 million, $2.9 million of which was restricted in an environmental trust account related to a permitted hazardous waste disposal facility located on the Company's property at Newport. At December 30, 1995, approximately $13.6 million of the Company's $45.0 million revolving credit facility was utilized to collateralize various letters of credit and $31.4 million was available for borrowing. The letters of credit were issued primarily in connection with the purchase of steel slabs at Newport to supplement Newport's operations.

     Net cash flows from operating activities were $6.1 million in the first quarter of fiscal 1996 compared to $2.5 million in the first quarter of fiscal 1995. The Company incurred a net loss of $3.2 million in the first quarter of fiscal 1996 compared to net income of $0.1 million in the first quarter of fiscal 1995. Major uses of cash in operating activities in the first quarter of fiscal 1996 included a $1.7 million decrease in long-term deferred taxes as a result of the first quarter loss and a $9.7 million increase in inventory resulting from the purchase of steel slabs at Newport. Offsetting these uses were $5.1 million in non-cash depreciation and amortization charges; a decrease in accounts receivable resulting from the decline in sales; a decrease in other current assets resulting primarily from the collection of previously filed insurance claims; an increase in accounts payable primarily resulting from the purchase of steel slabs; and an increase in accrued liabilities due primarily to the scheduled timing of interest payments on the Company's Senior Secured Notes compared to the timing of scheduled interest payments in the prior year quarter.

     Fiscal 1995 net cash flows from operating activities were primarily impacted by an increase in inventories of $9.4 million that was primarily the result of unusually low levels of inventory at fiscal 1994 year end due to scheduled maintenance outages at Newport. Offsetting this use was $3.0 million in cash flows resulting from a decrease in accounts receivable, $5.0 million in non-cash depreciation charges and $5.9 million resulting from an increase in accounts payable. Accounts payable increased primarily due to the increase in inventories and a general increase in business activity.

     The Company incurred $1.8 million in capital expenditures during the first quarter of fiscal 1996, primarily related to improvements to and acquisition of machinery and equipment in the specialty steel segment. The Company currently estimates that fiscal 1996 capital spending will approximate $11.0 million and it is anticipated that capital spending will be funded through cash flow from operations and available borrowing sources as well as available cash and short-term investments. Short-term investments increased $4.4 million in the first quarter of fiscal 1996 primarily as a result of investment of excess cash.

     Net cash flows from financing activities in the first quarter of fiscal 1996 included repayments on long-term debt of $0.2 million, compared to long-term debt repayments of $5.0 million in the first quarter of fiscal 1995. The decline is the result of the Company's fiscal 1995 fourth quarter debt refinancing.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) was $6.2 million in the first quarter of fiscal 1996 compared to $10.4 million in the first quarter of fiscal 1995. EBITDA is calculated as net income
(loss) plus interest expense, taxes, depreciation and amortization.

     The Company believes that its current available cash and short-term investments, its cash flow from operations and its borrowing sources will be sufficient to meet anticipated operating cash requirements, including capital expenditures, for at least the next twelve months.

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

     In March 1995, Koppel and the EPA signed a Consent Order relating to an April 1990 RCRA facility assessment (the Assessment) completed by the EPA and the Pennsylvania Department of Environmental Resources. The Assessment was performed in connection with a permit application pertaining to a landfill that is adjacent to the Koppel facilities.
The Assessment identified potential releases of hazardous constituents at or adjacent to the Koppel facilities prior to the Company's acquisition of the Koppel facilities. The Consent Order establishes a schedule for investigating, monitoring, testing and analyzing the potential releases. Contamination documented as a result of the investigation requires cleanup measures and certain remediation has begun. Pursuant to various indemnity provisions in agreements entered into at the time of the Company's acquisition of the Koppel facilities, certain parties have agreed to indemnify the Company against various known and unknown environmental matters. While such parties have not at this time acknowledged full responsibility for potential costs under the Consent Order, the Company believes that the indemnity provisions provide for it to be fully indemnified against all matters covered by the Consent Order, including all associated costs, claims and liabilities.

     Newport's permit for operating a hazardous waste disposal facility on its property requires that Newport investigate, test, and analyze for potential releases of hazardous constituents from its closed loop water recirculating system. Any contamination documented as a result of the investigation would require certain cleanup measures; however, the Company believes that the cost of any such cleanup measures will not be material.

     In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at Newport, resulting in the contamination of the melt shop's electric arc furnace emission control facility, or "baghouse facility". The occurrences of the accidental melting of radioactive materials have not resulted in any notice of violations from federal or state environmental regulatory agencies. The Company is investigating and evaluating various issues concerning storage, treatment and disposal of the radiation contaminated baghouse dust; however, a final determination as to method of treatment and disposal, cost and further regulatory requirements cannot be made at this time. Depending on the ultimate timing and method of treatment and disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current estimates and the Company's insurance coverage. As of December 30, 1995, claims recorded in connection with disposal costs exhaust available insurance coverage. Based on current knowledge, management believes the recorded gross reserves of $4.4 million for disposal costs pertaining to these incidents are adequate.

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

     Capital expenditures for the next twelve months relating to environmental control facilities are not expected to be material, however, such expenditures could be influenced by new and revised environmental regulations and laws.
     As of December 30, 1995, the Company had environmental remediation reserves of $4.5 million, of which $4.4 million pertain to accrued disposal costs for radiation contaminated baghouse dust. As of December 30, 1995, the possible range of estimated losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the Consent Order, the Company cannot estimate the possible range of losses should the Company ultimately not be indemnified. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the Consent Order or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards

     In March 1995, the Financial Accounting Standards Board
(FASB) issued Statement No. 121 (Statement 121) on accounting for the impairment of long-lived assets to be held and used. Statement 121 also establishes accounting standards for long-lived assets that are to be disposed. Statement 121 is required to be applied prospectively for assets to be held and used. The initial application of Statement 121 to assets held for disposal is required to be reported as the cumulative effect of a change in accounting principle. The Company is required to adopt Statement 121 no later than fiscal 1997. The Company has not yet determined when it will adopt Statement 121 or the impact, if any, that the adoption will have on its financial position or results of operations.

     In October 1995, the FASB issued Statement No. 123 (Statement 123) establishing financial accounting and reporting standards for stock-based employee compensation plans. Statement 123 encourages the use of the fair value based method to measure compensation cost for stock-based employee compensation plans, however, it also continues to allow the intrinsic value based method of accounting as prescribed by APB Opinion No. 25, which is currently used by the Company. If the intrinsic value based method continues to be used, Statement 123 requires pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. The fair value based method requires compensation cost be measured at the grant date based upon the value of the award and recognized over the service period, which is normally the vesting period. The Company is required to adopt Statement 123 no later than fiscal 1997. The Company has not yet determined when it will adopt Statement 123 or the valuation method it will use.

PART II   OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

     a) Exhibits - Reference is made to the Index to Exhibits, which is incorporated herein by reference.

     b)   Reports on Form 8-K.


 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NS GROUP, INC.


Date:    February 5, 1996     By:/s/Clifford R. Borland
                              Clifford R. Borland
                              Chairman and Chief Executive
                              Officer




Date:    February 5, 1996     By:/s/John R. Parker
                              John R. Parker
                              Vice President and Treasurer


INDEX TO EXHIBITS


Number                 Description

3.1  Amended and Restated Articles of Incorporation of
Registrant, filed as Exhibit

3.1 to Amendment No. 1 to Registrants' Form S-1 dated
January 17, 1995, File No. 33-56637, and incorporated herein by this reference

3.2  Amended and restated By-Laws of Registrant, dated
December 4,1995, filed as Exhibit 3.2 to Company's Form 10-K for the fiscal year ended September 30, 1995, File No.
1-9838, and incorporated herein by this reference

4.21 Revolving Credit, Guaranty and Security Agreement among Bank of New York Commercial Corporation, PNC Bank Ohio, N.A., Newport, Koppel, Imperial, the Company, Erlanger, Northern Kentucky Air, Inc. and Northern Kentucky Management, Inc., filed as Exhibit 4.21 to Company's Form 10-Q for the quarterly period ended July 1, 1995, File No 1-9838, and incorporated herein by this reference, and Amendment No. 1 to Revolving Credit, Guaranty and Security Agreement dated October 23, 1995 and Amendment No. 2 to Revolving Credit, Guaranty and Security Agreement dated December 21, 1995, filed herewith

27   Financial Data Schedule