Form 10-Q
period 1996-03-30
NS GROUP INC
filed 1996-05-10
CIK 745026

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.   20549

                           FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 30, 1996
OR
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

Registrants telephone number, including area code (606)
292-6809

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X      NO _____

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Common stock, no par value        13,809,413
(Class)                   (Outstanding at May 6, 1996)

NS GROUP, INC.
INDEX
PART I    FINANCIAL INFORMATION                         PAGE
Item 1    Financial Statements
Condensed Consolidated Balance Sheets                      3
Condensed Consolidated Statements of Operations            4
Condensed Consolidated Statements of Cash Flows            5
Notes to Condensed Consolidated Financial Statements       6


Item 2 Managements Discussion and Analysis of Financial
       Condition and Results of Operations                11

PART II   OTHER INFORMATION
Item 4    Submission of Matter to a Vote of
          Security-Holders                                21
Item 6    Exhibits and Reports on Form 8-K                21

          NS GROUP, INC. AND SUBSIDIARIES CONDENSED
      CONSOLIDATED BALANCE SHEETS AS OF MARCH 30, 1996
                  AND SEPTEMBER 30, 1995
             (Dollars in thousands) (Unaudited)

                                   March 30,   September 30,
                                    1 9 9 6      1 9 9 5
CURRENT ASSETS
Cash and cash equivalents         $  6,099      $  4,838
Short-term investments              14,179         6,413
Accounts receivable, less
 allowance for doubtful
accounts of $863 and $1,021,
respectively                        49,233        45,858
Inventories                         46,131        44,716
Other current assets                20,718        21,497
  Total current assets             136,360       123,322
 PROPERTY, PLANT AND EQUIPMENT     278,292       276,262
Less - accumulated depreciation   (129,673)     (120,887)
                                   148,619       155,375
OTHER ASSETS                        16,273        19,800
Total assets                      $301,252      $298,497
CURRENT LIABILITIES
Notes payable                     $      -      $    509
Accounts payable                    44,462        32,897
Other current liabilities           22,633        22,167
Current portion of long-term debt    2,271         1,872
  Total current liabilities         69,366        57,445
LONG-TERM DEBT                     165,705       166,528
DEFERRED TAXES                       3,158         6,414

COMMON SHAREHOLDERS EQUITY
Common stock, no par value,
40,000,000 shares authorized;
13,809,413 shares issued and
outstanding for each period         49,004        49,004
Common stock options and warrants    2,765         2,737
Unrealized loss on available
for sale securities                 (1,116)         (713)
Retained earnings                   12,370        17,082
Total common shareholders equity    63,023        68,110
Total liabilities and shareholders
equity                            $301,252      $298,497

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               NS GROUP, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED MARCH
                   30, 1996 AND APRIL 1, 1995
      (In thousands, except per share amounts) (Unaudited)

                   Three Months Ended     Six Months Ended
                 March 30,    April 1,  March 30,   April 1,
                      1996       1995       1996      1995

NET SALES        $104,726    $ 97,055   $194,021   $190,544
COST AND EXPENSES
Cost of products
sold               94,868      86,910    177,270    168,909
Selling and
administrative
expenses            6,967       6,688     13,253     13,620
 Operating income   2,891       3,457      3,498      8,015
OTHER INCOME (EXPENSE)
Interest expense   (6,082)     (4,938)   (12,137)   (10,294)
Interest income       146         388        271        920
Other, net           (447)      1,819        251      2,208
Income (loss)
before income
taxes              (3,492)        726     (8,117)       849

PROVISION (CREDIT)
FOR INCOME TAXES   (1,984)        279     (3,405)       327
Net income (loss)$ (1,508)    $   447    $ (4,712)   $  522
NET INCOME (LOSS)
PER COMMON SHARE    $(.11)       $.03       $(.34)     $.04
WEIGHTED AVERAGE
SHARES
OUTSTANDING      13,809    13,809     13,809    13,809

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

             NS GROUP, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTH PERIODS ENDED MARCH 30, 1996
                       AND APRIL 1, 1995
               (Dollars in thousands)   (Unaudited)

                                March 30,          April 1,
                                 1 9 9 6           1 9 9 5

CASH FLOWS FROM OPERATING
ACTIVITIES
Net income (loss)              $ (4,712)           $    522
Adjustments to reconcile net
income (loss)to net cash
flows from operating
activities:
Depreciation and amortization     9,522               9,416
Amortization of debt discount
and finance costs                   816                 279
Increase (decrease) in
long-term deferred taxes         (3,009)                261
Increase in accounts
receivable, net                  (3,375)             (6,399)
Increase in inventories          (1,415)            (13,334)
(Increase) decrease in
other current assets              5,539              (2,854)
Increase in accounts payable     11,565               6,142
Increase (decrease) in
accrued liabilities                 466                  94
Net cash flows from operating
activities                       15,397              (5,873)
CASH FLOWS FROM INVESTING
ACTIVITIES
Increase in property, plant
and equipment, net               (4,776)             (7,317)
Increase in other assets           (344)               (324)
(Increase) decrease in
short-term investments           (7,766)             19,989
Net cash flows from investing
activities                      (12,886)             12,348
CASH FLOWS FROM FINANCING
ACTIVITIES
Increase (decrease) in notes
payable                            (509)              1,041
Repayments on long-term debt       (741)             (9,753)
Increase in deferred financing
costs                                 -                (818)
Net cash flows from
financing activities             (1,250)             (9,530)
Net increase (decrease) in
cash and cash equivalents         1,261              (3,055)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                 4,838               4,405
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                   $ 6,099             $ 1,350
Cash paid during the period for:
Interest                         $10,560            $12,059
Income taxes, net of refunds     $(2,571)           $12,724

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

The accompanying information reflects, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reference should be made to NS Group, Inc.s Form 10-K for the fiscal year ended September 30, 1995 for additional footnote disclosure, including a summary of significant accounting policies.

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

The Company's fiscal year ends on the last Saturday of September. The first quarter and six month periods of fiscal 1996 and 1995 are 13 and 14 week and 26 and 27 week periods, respectively.

Note 2:  Inventories

At March 30, 1996 and September 30, 1995, inventories stated at the lower of LIFO (last-in, first-out) cost or market represent approximately 30% and 31% of total inventories before the LIFO reserve, respectively. Inventories consist of the following components ($000s):

                           March 30,    September 30,

                           1 9 9 6        1 9 9 5
Raw materials             $  5,675         $ 6,591
Semi-finished and
finished goods              43,061          40,570

                            48,736          47,161
LIFO reserve                (2,605)         (2,445)
                           $46,131         $44,716

Note 3:  Income Taxes

The Company's combined federal and state effective tax rates for the three and six month periods ended March 30, 1996 were 56.8% and 41.9%, respectively, and include a credit of approximately $1.6 million related to the favorable settlement of certain state income tax issues.

Tax benefits recorded through the second quarter of fiscal
1996 and in prior years substantially offset previously recorded net long-term deferred tax liabilities. As such, the Company is currently unable to benefit any future operating losses.

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

The Company has on its property at Newport a permitted hazardous waste disposal facility. Newport's permit for operating the hazardous waste disposal facility requires that it investigate, test, and analyze for potential releases of hazardous constituents from its closed loop water recirculating system. Any contamination documented as a result of the investigation would require certain cleanup measures; however, the Company believes that the cost of any such cleanup measures will not be material.

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

In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at Newport, resulting in the contamination of the melt shops electric arc furnace emission control facility, or baghouse facility. The Company is investigating and evaluating various issues concerning storage, treatment and disposal of the radiation contaminated baghouse dust; however, a final determination as to method of treatment and disposal, cost and further regulatory requirements cannot be made at this time. Depending on the ultimate timing and method of treatment and disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current estimates and the Company's insurance coverage. As of March 30, 1996, claims recorded in connection with disposal costs exhaust available insurance coverage. Based on current knowledge, management believes the recorded gross reserves of $4.4 million for disposal costs pertaining to these incidents are adequate.

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

As of March 30, 1996, the Company had environmental remediation reserves of $4.5 million of which $4.4 million pertain to accrued disposal costs for radiation contaminated baghouse dust. As of March 30, 1996, the possible range of estimated losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the Consent Order, the Company cannot estimate the possible range of losses should the Company ultimately not be indemnified. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the Consent Order or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 5:  Summarized Financial Information

The Company's Senior Secured Notes are unconditionally guaranteed in full, jointly and severally, by each of the Company's subsidiaries (Subsidiary Guarantors), each of which is wholly-owned. Separate financial statements of the Subsidiary Guarantors are not presented because they are not deemed material to investors. The following is summarized financial information of the Subsidiary Guarantors as of March 30, 1996 and September 30, 1995 and for the three and six month periods ended March 30, 1996 and April 1, 1995. All significant intercompany accounts and transactions between the Subsidiary Guarantors have been eliminated.

                                March  30,    September 30,
                                   1996           1995
                                   (In thousands)
Current assets                   $116,480       $111,371
Noncurrent assets                $158,004       $167,863
Current liabilities              $ 62,266       $ 50,933
Payable to parent                $158,916       $169,079
Other noncurrent liabilities        9,416          9,779
Total noncurrent liabilities     $168,332       $178,858

                     Three Months Ended    Six Months Ended
                    March 30,  April 1,  March 30, April 1,
                      1996       1995      1996     1995
                                (In thousands)

Net sales           $104,726   $ 97,055  $194,021  $190,544
Gross profit        $  9,858   $ 10,145  $ 16,751  $ 21,635
Net income (loss)   $   (847)  $  1,185  $ (3,233) $  2,117


       NS GROUP, INC. AND SUBSIDIARIES
 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

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

The matters discussed or incorporated by reference in this Report on Form 10-Q that are forward-looking statements (as defined in the Private Securities Litigation Reform Act of
1995) involve risks and uncertainties. Such risks and uncertainties include, but are not limited to, the level of domestic as well as worldwide oil and natural gas drilling activity; general economic conditions; product demand and industry capacity; industry pricing; the presence or absence of governmentally imposed trade restrictions; manufacturing efficiencies; volatility in raw material costs, particularly steel scrap; costs of compliance with environmental regulations; product liability or other claims; and the level of indebtedness which may limit the Company's operational and financial flexibility. These risks and uncertainties may cause the actual results or performance of the Company to differ materially from any future results or performance expressed or implied by such forward-looking statements.

Results of Operations

The Company's net sales, cost of products sold and operating results by industry segment for the three and six month periods ended March 30, 1996 and April 1, 1995 are summarized below. The first quarters of fiscal 1996 and 1995 are 13 and 14 week periods, respectively. As such, the increases and decreases in operating results for the six month comparative periods, as discussed below, were partially attributable to the additional week of operations in the first quarter of fiscal 1995.

                     Three Months Ended   Six Months Ended
                     March 30, April 1,   March 30, April 1,
                     1996      1995        1996     1995
                                (In thousands)
Net sales
Specialty
steel segment       $ 95,075   $ 88,227   $175,457 $172,943
Adhesives segment      9,651      8,828     18,564   17,601
                    $104,726   $ 97,055   $194,021 $190,544
Cost of products
sold
Specialty steel
segment            $  87,542   $ 79,932   $162,960 $155,142
Adhesives segment      7,326      6,978     14,310   13,767
                   $  94,868   $ 86,910   $177,270 $168,909
Operating income
Specialty steel
segment            $   3,806   $  4,148   $  5,232 $  9,444
Adhesives segment        361        251        493      524
Corporate
allocations
and income            (1,276)      (942)    (2,227)  (1,953)
                  $    2,891   $  3,457    $ 3,498 $  8,015

Sales data for the Company's specialty steel segment for the three and six month periods ended March 30, 1996 and April
1, 1995 were as follows:

                   Three Months Ended    Six Months Ended
                  March 30,  April 1,   March 30,  April 1,
                    1996      1995        1996      1995
Tons shipped
Welded tubular    92,100     80,900     166,900     169,800
Seamless tubular  41,100     29,700      75,200      57,600
SBQ               32,000     47,300      60,900      90,100
Other             11,600     15,000      22,600      25,000
                 176,800    172,900     325,600     342,500
Net sales ($000s)
Welded tubular   $40,346    $36,905    $ 74,522    $ 76,584
Seamless tubular  35,029     22,466      63,092      44,252
SBQ               15,045     23,808      29,025      43,266
Other              4,655      5,048       8,818       8,841
                 $95,075    $88,227    $175,457    $172,943

Net sales for the second quarter of fiscal 1996 increased $7.7 million, or 7.9%, from the second quarter of fiscal 1995 to $104.7 million. For the six month comparable periods, net sales increased $3.5 million, or 1.8%, to $194.0 million. Specialty steel segment net sales increased $6.8 million, or 7.8% and $2.5 million, or 1.5%, for the three and six month periods, respectively. Adhesives segment net sales increased $0.8 million, or 9.3%, and $1.0 million, or 5.5%, for the three and six month periods, respectively. The overall increase in specialty steel segment net sales was primarily attributable to increased shipments of the Company's tubular products as more fully discussed below.

Welded tubular net sales increased $3.4 million, or 9.3%, on a volume increase of 13.8%, for the comparable three month periods. The increase in welded tubular net sales for the second quarter was primarily attributable to an increase in shipments of welded OCTG products over the second quarter of fiscal 1995. Partially offsetting the impact of the increase in welded OCTG shipments was a 3.6% decline in the average selling price of welded OCTG products and a 10.5% and 6.4% decline in welded line pipe shipments and average selling prices, respectively. For the comparable six month periods, total welded tubular net sales decreased $2.1 million, or 2.7%, on a volume decline of 1.7%.

Seamless tubular net sales increased $12.6 million, or 55.9%, on a volume increase of 38.4%, and $18.8 million, or 42.6%, on a volume increase of 30.6%, for the comparable three and six month periods, respectively. The increase in seamless tubular net sales and shipments was primarily due to increases in seamless OCTG product shipments and average selling prices which were attributable in part to a decline in the level of foreign imports as well as, with respect to pricing, changes in OCTG product mix. Fiscal 1996 second quarter average selling prices for all seamless tubular products increased 12.5% over the second quarter of fiscal
1995.

The demand for the Company's OCTG products is cyclical in nature, being primarily dependent on the number and depth of oil and natural gas wells being drilled in the United States. The average number of oil and natural gas drilling rigs in operation in the United States (rig count) was 708 in the second quarter of fiscal 1996, virtually unchanged from the comparable period of fiscal 1995. Rig count declined 3.9% from 766 in the first six months of fiscal 1995, to 736 in the first six months of fiscal 1996. The level of drilling activity is largely a function of the current prices of oil and natural gas and the industry's future price expectations. Demand for OCTG products is also influenced by the levels of inventory held by producers, distributors and end users. In addition, the demand for OCTG products produced domestically is also significantly impacted by the level of foreign imports of OCTG products. The level of OCTG imports is affected by: (i) the value of the U.S. dollar versus other key currencies; (ii) overall world demand for OCTG products; (iii) the production cost competitiveness of domestic producers; (iv) trade practices of, and government subsidies to, foreign producers; and (v) the presence or absence of governmentally imposed trade restrictions in the United States.

In July 1995, the United States imposed duties on the imports of various OCTG products from certain foreign countries in response to antidumping and countervailing duty cases filed by several U.S. steel companies. Several foreign OCTG producers, as well as certain U.S. producers, have appealed the determinations to international courts or panels. The Company cannot predict the outcome or timing of these appeals at this time.

SBQ product net sales decreased $8.8 million, or 36.8%, on a volume decline of 32.3%, and $14.2 million, or 32.9%, on a volume decline of 32.4% , for the comparable three and six month periods, respectively. Fiscal 1996 second quarter average selling price for SBQ product declined 6.6% from the second quarter of fiscal 1995. The decline in shipments and selling price of SBQ products resulted from a softening in the markets served by Koppel's SBQ products as well as excessive inventory levels in the SBQ marketplace. Other product shipments in the second quarter of fiscal 1996 were primarily attributable to the sale of hot rolled coils. Other product shipments declined from the prior year as a result of a one-time sale of approximately 5,500 tons of steel slab in the second quarter of fiscal 1995.

The demand for the Company's SBQ and hot rolled coil products is cyclical in nature and is sensitive to general economic conditions. The demand for and the pricing of the Company's SBQ and hot rolled coil products is also affected by economic trends in areas such as commercial and residential construction, automobile production and industrial investment in new plants and facilities.

Gross profit for the second quarter of fiscal 1996 decreased $0.3 million from the second quarter of fiscal 1995 for a gross profit margin of 9.4% in fiscal 1996 compared to 10.5% in the second quarter of fiscal 1995. For the six month comparable periods, gross profit decreased $4.9 million for a gross profit margin of 8.6% compared to 11.4% for the first six months of fiscal 1995. The specialty steel segment accounted for $0.8 million and $5.3 million of the decrease in gross profit for the second quarter and six
month periods, respectively.   Gross profit margin for the
second quarter of fiscal 1996 declined primarily as a result of lower average selling prices for the Company's welded tubular products and SBQ products, as discussed above. The decrease in specialty steel segment gross profit and margin for the six month comparable periods was attributable to a decline in shipments and average selling prices of the Company's welded tubular products and SBQ products as well as lower operating efficiencies resulting from lower production volume. Gross margin for the fiscal 1995 second quarter was negatively impacted by production and shipment interruptions caused by the failure and subsequent replacement of a 5,000 horsepower motor in Newport's hot strip mill.

The adhesives segment gross profit increased $0.5 million and $0.4 million for the second quarter and six month periods, respectively. Gross profit margin for the second quarter of fiscal 1996 was 24.1% compared to 21.0% for the comparable fiscal 1995 period and increased primarily as a result of changes in product mix.

Fiscal 1996 second quarter selling and administrative expenses increased $0.3 million from the second quarter of fiscal 1995 and declined as a percentage of net sales from 6.9% in the second quarter of fiscal 1995 to 6.7% for the second quarter of fiscal 1996. For the six month period, selling and administrative expenses declined $0.4 million from the prior year, due in part to costs incurred in the first quarter of fiscal 1995 in connection with litigation.

As a result of the above factors, operating income decreased $0.6 million, from $3.5 million in the second quarter of fiscal 1995 to $2.9 million in the current quarter. For the six month period, operating income decreased $4.5 million, from $8.0 million in fiscal 1995 to $3.5 million in the first six months of fiscal 1996. The decline in operating income was virtually all attributable to the specialty steel segment and was primarily due to a decline in welded tubular product average selling prices and SBQ product shipments and average selling prices for the quarterly comparative periods and to a decline in welded OCTG and SBQ product shipments and average selling prices together with a decline in operating efficiencies for the comparative six month periods.

Interest expense increased $1.1 million and $1.8 million for the three and six month periods, respectively, as a result of higher interest costs associated with the Company's Senior Secured Notes issued in the fourth quarter of fiscal 1995.

Interest income decreased $0.2 million and $0.6 million for the three and six month periods, respectively, as a result of a decline in invested cash and short-term investment balances during the respective comparable periods.

Other income (expense), net for the current quarter was impacted by a $0.7 million provision for loss on non-steel segment related fixed assets held for sale. The prior year second quarter includes income from property claims filed with the Company's insurance company in connection with the motor failure at Newport in the fiscal 1995 second quarter.

The Company's combined federal and state effective tax rates for the three and six month periods were 56.8% and 41.9%, respectively, and include a credit of approximately $1.6 million related to the favorable settlement of certain state income tax issues. Tax benefits recorded through the second quarter of fiscal 1996 and in prior years substantially offset previously recorded net long-term deferred tax liabilities. As such, the Company is currently unable to benefit any future operating losses.

As a result of the above factors, the Company incurred a net loss of $1.5 million, or an $.11 loss per share, in the second quarter of fiscal 1996 compared to net income of $0.4 million, or $.03 per share in the second quarter of fiscal 1995. For the current six month period, the Company incurred a net loss of $4.7 million, or a $.34 loss per share compared to net income of $0.5 million, or $.04 per share for the first six months of fiscal 1995.

Liquidity and Capital Resources

Working capital at March 30, 1996 was $67.0 million compared to $65.9 million at September 30, 1995. The current ratio at March 30, 1996 was 1.97 to 1 compared to 2.15 to 1 at September 30, 1995. At March 30, 1995, the Company had cash and short-term investments totaling $20.3 million, $3.1 million of which was restricted in an environmental trust account related to a permitted hazardous waste disposal facility located on the Company's property at Newport. At March 30, 1996, approximately $13.6 million of the Company's $45.0 million revolving credit facility was utilized to collateralize various letters of credit and $31.4 million was available for borrowing. The letters of credit were issued primarily in connection with the purchase of steel slabs at Newport to supplement Newport's operations.

Net cash flows provided by operating activities totaled $15.4 million in the first six months of fiscal 1996, compared to a use of $5.9 million in the comparable prior year period. The Company recorded a net loss of $4.7 million in the first six months of fiscal 1996 compared to net income of $0.5 million in the first six months of fiscal 1995. Major uses of cash in operating activities in the first six months of fiscal 1996 included a $3.0 million decrease in long-term deferred taxes as a result of operating losses in the first six months and a $3.4 million and $1.4 million increase in accounts receivable and inventories, respectively, resulting from an increase in business activity. Offsetting these uses were $10.3 million in non-cash depreciation and amortization charges; a decrease in other current assets resulting primarily from the collection of previously filed insurance claims; and an increase in accounts payable primarily resulting from the purchase of steel slabs and a general increase in business activity.

For the first six months of fiscal 1995, net cash flows used in operating activities of $5.9 million were primarily impacted by a $6.4 million increase in accounts receivable and a $13.3 million increase in inventories resulting from an increase in business activity and, for the increase in inventories, unusually low levels at the beginning of fiscal 1995 due to scheduled maintenance outages at Newport. Other assets increased $2.9 million primarily due to the recording of various insurance claims. Offsetting these uses were $9.7 million in non-cash depreciation and amortization charges and a $6.1 million increase in accounts payable, resulting primarily to an increase in inventories and business activities in general.

The Company invested $4.8 million in capital expenditures during the first six months of fiscal 1996, primarily related to improvements to and acquisition of machinery and equipment in the specialty steel segment. The Company currently estimates that fiscal 1996 capital spending will approximate $10.0 million and it is anticipated that capital spending will be funded through cash flow from operations and available borrowing sources as well as available cash and short-term investments. Short-term investments increased $7.8 million in the first six months of fiscal 1996 primarily as a result of investment of excess cash. During the first six months of fiscal 1995, short-term investments deceased $20.0 million, due in large part to an increase in net working capital, particularly the inventory component.

Net cash flows from financing activities in the first six months of fiscal 1996 included repayments on long-term debt of $0.7 million, compared to long-term debt repayments of $9.8 million in the first six months of fiscal 1995. The decline is the result of the Company's fiscal 1995 fourth quarter debt refinancing.

Earnings before interest, taxes, depreciation and amortization (EBITDA) was $7.4 million and $13.5 million in the second quarter and first six months of fiscal 1996, respectively, compared to $10.2 million and $20.6 million in the second quarter and first six months of fiscal 1995, respectively. EBITDA is calculated as net income (loss) plus interest expense, taxes, depreciation and amortization.

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

The Company has on its property at Newport a permitted hazardous waste disposal facility. Newport's permit for operating a hazardous waste disposal facility on its property requires that it investigate, test, and analyze for potential releases of hazardous constituents from its closed loop water recirculating system. Any contamination documented as a result of the investigation would require certain cleanup measures; however, the Company believes that the cost of any such cleanup measures will not be material.

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

In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at Newport, resulting in the contamination of the melt shops electric arc furnace emission control facility, or baghouse facility. The Company is investigating and evaluating various issues concerning storage, treatment and disposal of the radiation contaminated baghouse dust; however, a final determination as to method of treatment and disposal, cost and further regulatory requirements cannot be made at this time. Depending on the ultimate timing and method of treatment and disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current estimates and the Company's insurance coverage. As of March 30, 1996, claims recorded in connection with disposal costs exhaust available insurance coverage. Based on current knowledge, management believes the recorded gross reserves of $4.4 million for disposal costs pertaining to these incidents are adequate.

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

As of March 30, 1996, the Company had environmental remediation reserves of $4.5 million, of which $4.4 million pertain to accrued disposal costs for radiation contaminated baghouse dust. As of March 30, 1996, the possible range of estimated losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the Consent Order, the Company cannot estimate the possible range of losses should the Company ultimately not be indemnified. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the Consent Order or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

               PART II    OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of
            Security-Holders

  The annual meeting of shareholders was held on February 15, 1996. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

1.  All nominees for director were elected.  The vote was as
follows:                          For         Withheld
Clifford R. Borland            12,266,029      144,802
Ronald R. Noel                 12,266,029      144,802
John B. Lally                  12,266,029      144,802
Patrick J.B. Donnelly          12,266,029      144,802
R. Glen Mayfield               12,265,529      145,302

     In addition, the Board of Directors appointed Paul C.
Borland, Jr. as a director of the Company subsequent to the meeting.

2.  The proposal to adopt the NS Group, Inc. 1995 Stock
Option and Stock Appreciation Rights Plan was approved:
(For, 8,506,038; Against, 1,817,932; Abstain, 50,471;
Non-Vote, 2,036,390)

3. The proposal to ratify the Board of Directors appointment of Arthur Andersen LLP as the Company's independent public accountants for its fiscal year ending
September 28, 1996 was approved (For, 12,350,065, Against
15,390, Abstain 45,376).

ITEM 6.   Exhibits and Reports on Form 8-K

a) Exhibits - Reference is made to the Index to Exhibits, which is incorporated herein by reference.

b)   Reports on Form 8-K - None


                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NS GROUP, INC.

Date:      May 10, 1996


By: /s/Clifford R. Borland
    Clifford R. Borland
    Chairman and Chief Executive Officer


Date:      May 10, 1996

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