Form 10-Q
period 1996-06-29
NS GROUP INC
filed 1996-08-09
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.   20549

__________________

FORM 10-Q


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF  THE  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 29, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Common stock, no par value             13,809,413
     (Class)                  (Outstanding at  July 29,
                                         1996)


NS GROUP, INC.

INDEX


PART I    FINANCIAL INFORMATION                    PAGE


 Item 1 ---  Financial Statements
  Condensed Consolidated Balance Sheets              3
  Condensed Consolidated Statements of Operations    4
  Condensed Consolidated Statements of Cash Flows    5
  Notes to Condensed Consolidated Financial
   Statements                                        6

 Item 2  --  Management's Discussion and Analysis
  of Financial Condition and Results of Operation   11

PART II   OTHER INFORMATION

 Item 6 ---  Exhibits and Reports on Form 8-K       21

NS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 29, 1996 AND SEPTEMBER 30, 1995
(Dollars in thousands) (Unaudited)

                             June 29,    September 30,
                             1 9 9 6        1 9 9 5

CURRENT ASSETS
  Cash and cash
   equivalents            $    2,897     $    4,838
  Short-term
investments                   16,070         6,413
  Accounts receivable,
 less allowance for
 doubtful accounts of
 $1,139 and $1,021,
 respectively                 50,851        45,858
  Inventories                 56,712        44,716
  Other current assets        19,773        21,497
    Total current assets     146,303       123,322

PROPERTY, PLANT AND
EQUIPMENT                    280,145       276,262
  Less - accumulated
  depreciation              (134,407)     (120,887)
                             145,738       155,375

OTHER ASSETS                  16,036        19,800

    Total assets            $308,077      $298,497

CURRENT LIABILITIES
  Notes payable             $  1,260      $    509
  Accounts payable            44,863        32,897
  Other current liabilities   27,939        22,167
  Current portion of long-
     term debt                 2,421         1,872
    Total current liabilities 76,483        57,445

LONG-TERM DEBT               166,270       166,528

DEFERRED TAXES                 4,003         6,414

COMMON SHAREHOLDERS' EQUITY
  Common stock, no par
  value, 40,000,000 shares
  authorized; 13,809,413
  shares issued and
  outstanding for each period  49,004      49,004
  Common stock options and
  warrants                     2,779        2,737
  Unrealized loss on available
  for sale securities           (961)        (713)
  Retained earnings           10,499       17,082
    Total common shareholders'
    equity                    61,321       68,110

    Total liabilities and
    SHAREHOLDERS' EQUITY    $308,077     $298,497


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
JUNE 29, 1996 AND JULY 1, 1995
(In thousands, except per share amounts)
(Unaudited)

           Three Months Ended      Nine Months Ended
          June 29,    July 1,     June 29,    July 1,
            1996       1995        1996        1995

NET SALES $103,766  $  94,804    $297,787    $285,348
COST AND
EXPENSES
Cost of
products
sold        92,366      84,212    269,636     253,121
Selling
and admini
strative
expenses     7,281       6,611     20,534      20,231
Operating
income       4,119       3,981      7,617      11,996

OTHER INCOME (EXPENSE)
Interest
expense     (6,107)     (4,849)   (18,244)    (15,143)
Interest
income         204         286        475       1,206
  Other, net    49       1,066        300       3,274
Income(loss)
before income
taxes       (1,735)        484     (9,852)      1,333

PROVISION
(CREDIT) FOR
 INCOME
TAXES         136          (45)    (3,269)        282
Net income
(loss)  $  (1,871)    $    529    $(6,583)    $ 1,051

NET INCOME
(LOSS) PER
COMMON
SHARE       $(.14)        $.04      $(.48)       $.08

WEIGHTED
AVERAGE
SHARES
OUTSTANDING 13,809      13,809     13,809      13,809


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED
JUNE 29, 1996 AND JULY 1, 1995
(Dollars in thousands)   (Unaudited)

                                 June 29,     July 1,
                                 1 9 9 6      1 9 9 5

CASH FLOWS FROM OPERATING
ACTIVITIES
 Net income (loss)            $  (6,583)     $  1,051
 Adjustments to reconcile
 net income (loss) to net
 cash flows from operating
 activities:
 Depreciation and amortization   14,335        13,849
   Amortization of debt
   discount and finance costs     1,223           414
   Increase (decrease) in
   long-term deferred taxes      (2,259)          252
   Loss on disposal of equipment    635             -
   Increase in accounts
   receivable, net               (4,993)       (7,290)
   Increase in inventories      (11,996)      (10,939)
   (Increase) decrease in other
   current assets                 4,355        (3,080)
   Increase in accounts payable   11,966        1,912
   Increase (decrease) in
    accrued liabilities            5,772         (450)

      Net cash flows from
   operating activities           12,455       (4,281)

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in property, plant
  and equipment, net              (6,622)      (9,546)
   Proceeds from the sale of
   equipment                       1,729            -
   Increase in other assets         (414)        (185)
   (Increase) decrease in
    short-term investments        (9,657)      22,927

      Net cash flows from
    investing activities         (14,964)      13,196

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in notes payable         751        3,126
   Repayments on long-term debt   (1,460)     (14,205)
   Proceeds from issuance of
     long-term debt                1,277            -
   Increase in deferred financing
     costs                             -         (938)

   Net cash flows from financing
     activities                      568      (12,017)

   Net decrease in cash and cash
     equivalents                  (1,941)      (3,102)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                  4,838        4,405

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                   $  2,897    $   1,303

  Cash paid during the period for:
    Interest                    $ 11,979    $  15,869
    Income taxes, net of
    refunds                     $ (4,238)   $     743


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

     The Company's fiscal year ends on the last
Saturday of September. The first quarter and nine month periods of fiscal 1996 and 1995 are 13 and 14 week and 39 and 40 week periods, respectively.

Note 2:  Inventories

     At June 29, 1996 and September 30, 1995, inventories stated at the lower of LIFO (last-in, first-out) cost or market represent approximately 38% and 31% of total inventories before the LIFO reserve, respectively. Inventories consist of the following components ($000's):

                               June 29,   September 30,
                               1 9 9 6      1 9 9 5

          Raw materials       $  7,330       $  6,591
          Semi-finished and
          finished goods        52,209         40,570
                                59,539         47,161
          LIFO reserve          (2,827)        (2,445)
                               $56,712        $44,716


Note 3:  Income Taxes

     Tax benefits recorded by the Company in fiscal
1996 and in prior years substantially offset previously recorded net long-term deferred tax liabilities. As such, the Company is currently unable to record tax benefits associated with operating losses. The three month period reflects a provision for certain state income taxes payable. The nine month periods includes a credit of approximately $1.6 million related to the favorable settlement of certain state income tax issues.

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

     In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at Newport, resulting in the contamination of the melt shop's electric arc furnace emission control facility, or "baghouse facility". The Company is investigating and evaluating various issues concerning storage, treatment and disposal of the radiation contaminated baghouse dust; however, a final determination as to method of treatment and disposal, cost and further regulatory requirements cannot be made at this time. Depending on the ultimate timing and method of treatment and disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current estimates and the Company's insurance coverage.
As of June 29, 1996, claims recorded in connection with disposal costs exhaust available insurance coverage.
Based on current knowledge, management believes the recorded gross reserves of $4.4 million for disposal costs pertaining to these incidents are adequate.

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

     As of June 29, 1996, the Company had environmental remediation reserves of $4.4 million which pertain almost exclusively to accrued disposal costs for radiation contaminated baghouse dust. As of June 29, 1996, the estimated range of possible losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the Consent Order, the Company cannot estimate the possible range of losses should the Company ultimately not be indemnified. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the Consent Order or its' other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 5:   Revolving Credit Facility

      At June 29, 1996, approximately $26.7 million of the Company's $45.0 million revolving credit facility
(Credit Facility) was utilized to collateralize various letters of credit and $18.3 million was available for borrowing. The letters of credit were issued primarily in connection with the purchase of steel slabs at Newport to supplement Newport's operations. The Credit
Facility contains certain financial covenants measured on a quarterly basis, including, among others, maintenance of minimum net worth. Although the Company is in compliance with all of its Credit Facility covenants at June 29, 1996, the likelihood of violating the minimum net worth covenant in the fiscal fourth quarter has led the Company to contact its working capital lenders concerning modifications to the Credit
Facility covenants. While the Company believes that adequate modifications will be obtained, allowing the Company to remain in compliance with its covenants, there can be no assurance that its lenders will provide modifications to the Credit Facility.

Note 6:  Summarized Financial Information

     The Company's Senior Secured Notes are
unconditionally guaranteed in full, jointly and severally, by each of the Company's subsidiaries
(Subsidiary Guarantors), each of which is wholly-owned.
Separate financial statements of the Subsidiary
Guarantors are not presented because they are not deemed material to investors. The following is summarized financial information of the Subsidiary
Guarantors as of June 29, 1996 and September 30, 1995 and for the three and nine month periods ended June 29, 1996 and July 1, 1995. All significant intercompany accounts and transactions between the Subsidiary
Guarantors have been eliminated.

                               June 29,   September 30,
                                  1996         1995
                                  (In thousands)

Current assets                $127,825       $111,371
Noncurrent assets             $155,105       $167,863
Current liabilities           $ 63,537       $ 50,933
Payable to parent             $165,053       $169,079
Other noncurrent
 liabilities                    10,212          9,779
 Total noncurrent
 liabilities                  $175,265       $178,858

               Three Months Ended     Nine Months Ended
              June 29,    July 1,    June 29,   July 1,
               1996        1995        1996      1995
                            (In thousands)

Net sales     $103,766   $94,804   $297,787    $285,348
Gross profit  $ 11,400   $10,592   $ 28,151    $ 32,227
Net income
(loss)        $   (725)  $ 1,962   $ (3,958)   $  4,079

NS GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

     The Company operates in two separate business segments: specialty steel and industrial adhesives.
Within the specialty steel segment are the operations of Newport, a manufacturer of welded tubular steel products and hot rolled coils and Koppel, a manufacturer of seamless tubular steel products, special bar quality (SBQ) products and semi-finished steel products. The Company's specialty steel products consist of: (i) seamless and welded oil country tubular goods (OCTG) primarily used in oil and natural gas drilling and production operations; (ii) line pipe used in the transmission of oil, gas and other fluids; (iii)
SBQ products primarily used in the manufacture of heavy industrial equipment; and (iv) hot rolled coils which are sold to service centers and other manufacturers for further processing. Within the adhesives segment are the operations of Imperial, a manufacturer of industrial adhesives products.

     The matters discussed or incorporated by reference in this Report on Form 10-Q that are forward-looking statements (as defined in the Private Securities
Litigation Reform Act of 1995) involve risks and uncertainties. Such risks and uncertainties include, but are not limited to, the level of domestic as well as worldwide oil and natural gas drilling activity;
general economic conditions; product demand and industry capacity; industry pricing; the presence or absence of governmentally imposed trade restrictions;
manufacturing efficiencies; volatility in raw material costs, particularly steel scrap; costs of compliance with environmental regulations; product liability or other claims; the Company's ability to meet operating cash requirements, including capital expenditures; and the Company's capital structure, which may limit its operational and financial flexibility. These risks and uncertainties may cause the actual results or performance of the Company to differ materially from any future results or performance expressed or implied by such forward-looking statements.

Results of Operations

     The Company's net sales, cost of products sold and operating results by business segment for the three and nine month periods ended June 29, 1996 and July 1, 1995 are summarized below. The first quarters of fiscal
1996 and 1995 are 13 and 14 week periods, respectively.
As such, the increases and decreases in operating results for the nine month comparative periods, as discussed below, were partially attributable to the additional week of operations in the first quarter of fiscal 1995.


             Three Months Ended       Nine Months Ended
             June 29,     July 1,    June 29,  July 1,
              1996         1995        1996      1995

 (In thousands)
 Net sales
  Specialty
  steel
  segment   $  93,169    $85,666    $268,626  $258,609
  Adhesives
  segment      10,597      9,138      29,161    26,739
             $103,766    $94,804    $297,787  $285,348

Cost of
products
sold
 Specialty
 steel
 segment     $ 84,452    $77,226    $247,412  $232,368
  Adhesives
  segment       7,914      6,986      22,224    20,753
             $ 92,366    $84,212    $269,636  $253,121
Operating
income
 Specialty
steel
segment     $   4,768    $ 4,314    $ 10,000  $ 13,758
Adhesives
segment           587        590       1,080     1,114
Corporate
allocations
 and income    (1,236)      (923)     (3,463)   (2,876)
            $  4,119    $  3,981    $  7,617  $ 11,996


     Sales data for the Company's specialty steel segment for the three and nine month periods ended June
29, 1996 and July 1, 1995 were as follows:

             Three Months Ended     Nine Months Ended
            June 29,  July 1,     June 29,    July 1,
              1996      1995      1996        1995

Tons shipped
 Welded
tubular      87,500    78,700    254,400      248,500
Seamless
tubular     40,900     28,700    116,100       86,300
  SBQ       35,600     45,100     96,500      135,200
  Other      9,100     12,000     31,700       37,000
           173,100    164,500    498,700      507,000

Net sales ($000's)
Welded
tubular   $ 38,715   $ 35,996   $113,237     $112,580
Seamless
tubular     34,590     22,521     97,682       66,773
  SBQ       16,412     22,665     45,437       65,931
  Other      3,452      4,484     12,270       13,325
          $ 93,169   $ 85,666   $268,626     $258,609


     Net sales for the third quarter of fiscal 1996 increased $9.0 million, or 9.5%, from the third quarter of fiscal 1995 to $103.8 million. For the nine month comparable periods, net sales increased $12.4 million, or 4.4%, to $297.8 million. Specialty steel segment net sales increased $7.5 million, or 8.8% and $10.0 million, or 3.9%, for the three and nine month periods, respectively. Adhesives segment net sales increased
$1.5 million, or 16.0%, and $2.4 million, or 9.1%, for the three and nine month periods, respectively. The overall increase in specialty steel segment net sales was primarily attributable to increased shipments of the Company's tubular products as more fully discussed below.

     Welded tubular net sales increased $2.7 million, or 7.6%, on a volume increase of 11.2%, for the comparable three month periods. The increase in welded tubular net sales for the third quarter was primarily attributable to an increase in shipments of welded line pipe products over the third quarter of fiscal 1995 while welded OCTG shipments increased modestly.
Partially offsetting the impact of the increase in welded tubular shipments was a 3.3% decline in the average selling price for all welded tubular products.
For the comparable nine month periods, total welded tubular net sales were relatively unchanged, on a volume increase of 2.4%.

     Seamless tubular net sales increased $12.1 million, or 53.6%, on a volume increase of 42.5%, and $30.9 million, or 46.3%, on a volume increase of 34.5%, for the comparable three and nine month periods, respectively. The increase in seamless tubular net sales and shipments was primarily due to increases in seamless OCTG product shipments and average selling prices which were attributable in part to a decline in the level of foreign imports, increased off-shore drilling activity, as well as, with respect to pricing, changes in OCTG product mix. Fiscal 1996 third quarter average selling prices for all seamless tubular products increased 7.6% over the third quarter of fiscal 1995. For the current nine month period, average selling prices increased 8.7% over the comparable prior year period.

     The demand for the Company's OCTG products is
cyclical in nature, being primarily dependent on the
number and depth of oil and natural gas wells being
drilled in the United States.  The average number of
oil and natural gas drilling rigs in operation in the
United States (rig count) was 761 in the third quarter
of fiscal 1996, up from 677 in the comparable period of
fiscal 1995.  Rig count increased slightly from 736 in
the first nine months of fiscal 1995, to 744 in the
first nine months of fiscal 1996.  The level of
drilling activity is largely a function of the current
prices of oil and natural gas and the industry's future
price expectations.  Demand for OCTG products is also
influenced by the levels of inventory held by
producers, distributors and end users.  In addition,
the demand for OCTG products produced domestically is
also significantly impacted by the level of foreign
imports of OCTG products.  The level of OCTG imports is
affected by:  (i) the value of the U.S. dollar versus
other key currencies; (ii) overall world demand for
OCTG products; (iii) the production cost
competitiveness of domestic producers; (iv) trade
practices of, and government subsidies to, foreign
producers; and (v) the presence or absence of
governmentally imposed trade restrictions in the
United States.

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

      SBQ product net sales decreased $6.3 million, or 27.6%, on a volume decline of 21.1%, and $20.5 million, or 31.1%, on a volume decline of 28.6%, for the comparable three and nine month periods, respectively. Fiscal 1996 third quarter average selling price for SBQ products declined 8.3% from the third quarter of fiscal 1995. The decline in shipments and selling price of SBQ products resulted from a softening in the markets served by Koppel's SBQ products as well as excessive inventory levels in the SBQ marketplace. However, shipments of SBQ products have increased for two consecutive quarters, with an 11.2% increase from the second quarter of fiscal 1996.
Other product shipments in the third quarter of fiscal
1996 were primarily attributable to the sale of hot rolled coils.

     The demand for the Company's SBQ and hot rolled coil products is cyclical in nature and is sensitive to general economic conditions. The demand for and the pricing of the Company's SBQ and hot rolled coil products is also affected by economic trends in areas such as commercial and residential construction, automobile production and industrial investment in new plants and facilities.

     Gross profit for the third quarter of fiscal 1996
increased $0.8 million from the third quarter of fiscal
1995 for a gross profit margin of 11.0% in fiscal 1996
compared to 11.2% in the third quarter of fiscal 1995.
For the nine month comparable periods, gross profit
decreased $4.1 million for a gross profit margin of
9.5% for the first nine months of fiscal 1996 compared
to 11.3% for  the first nine months of fiscal 1995.
The specialty steel segment gross profit declined $5.0
million for the nine month comparable period and gross
profit margin declined from 10.1% in the prior year to
7.9% in the current nine month period.    The decrease
in specialty steel segment gross profit and margin for the nine month comparable periods was attributable to Newport's welded tubular operations, where gross profit margins declined from 6.8% to 1.6% as a result of lower operating efficiencies as well as lower average selling prices. Koppel's gross profit margins rose from 13.0% in the prior year nine month period to 13.4% for the current year. Gross profit margin for the current three month period for Koppel was 14.5%.

     The adhesives segment gross profit increased $0.5 million and $1.0 million for the third quarter and nine month periods, respectively, due primarily to an increase in sales volume. Gross profit margin for the third quarter of fiscal 1996 was 25.3% compared to 23.6% for the comparable fiscal 1995 period. The increase was primarily a result of increased sales of higher margin products.

     Fiscal 1996 third quarter selling and
administrative expenses increased $0.7 million from the third quarter of fiscal 1995 and was virtually unchanged as a percentage of net sales at approximately
7.0%. For the nine month period, selling and administrative expenses increased $0.3 million from the prior year, but decreased slightly as a percentage of sales.

     As a result of the above factors, operating income increased $0.1 million, from $4.0 million in the third quarter of fiscal 1995 to $4.1 million in the current quarter. For the nine month period, operating income decreased $4.4 million, from $12.0 million in fiscal
1995 to $7.6 million in the first nine months of fiscal
1996. The decline in operating income for the comparative nine month period was attributable almost solely to the specialty steel segment and was primarily due to lower operating efficiencies at the Company's welded tubular operations and a decline in welded tubular product average selling prices. Also contributing to the decline in operating income was a decrease in SBQ product shipments and average selling prices. For the quarterly comparative periods, the above mentioned factors were partially offset primarily by increased shipments and average selling prices for the Company's seamless tubular products.

     Interest expense increased $1.3 million and $3.1 million for the three and nine month periods, respectively, as a result of higher interest costs associated with the Company's Senior Secured Notes issued in the fourth quarter of fiscal 1995.

     Interest income decreased $0.1 million and $0.7 million for the three and nine month periods, respectively, as a result of a decline in average invested cash and short-term investment balances during the respective comparable periods.

     Other income (expense), net decreased $1.0 million and $3.0 million for the three and nine month periods, respectively. The current nine month period was impacted by a $0.7 million loss on the sale of non-steel segment related fixed assets. The prior year comparable nine month period includes income from property claims filed with the Company's insurance company in connection with a motor failure at Newport in the fiscal 1995 second quarter.

     Tax benefits recorded by the Company in fiscal
1996 and in prior years substantially offset previously recorded net long-term deferred tax liabilities. As such, the Company is currently unable to record tax benefits associated with operating losses. The three month period reflects a provision for certain state income taxes payable. The nine month period includes a credit of approximately $1.6 million related to the favorable settlement of certain state income tax issues.

     As a result of the above factors, the Company incurred a net loss of $1.9 million, or a $.14 loss per share, in the third quarter of fiscal 1996 compared to net income of $0.5 million, or $.04 per share in the third quarter of fiscal 1995. For the current nine month period, the Company incurred a net loss of $6.6 million, or a $.48 loss per share compared to net income of $1.1 million, or $.08 per share for the first nine months of fiscal 1995.

 Liquidity and Capital Resources

     Working capital at June 29, 1996 was $69.8 million compared to $65.9 million at September 30, 1995. The current ratio at June 29, 1996 was 1.91 to 1 compared to 2.15 to 1 at September 30, 1995. At June 29,1996, the Company had cash and short-term investments totaling $19.0 million, $3.1 million of which was restricted in an environmental trust account related to a permitted hazardous waste disposal facility located on the Company's property at Newport. At June 29,
1996, approximately $26.7 million of the Company's
$45.0 million revolving credit facility (Credit
Facility) was utilized to collateralize various letters of credit and $18.3 million was available for borrowing. The letters of credit were issued primarily in connection with the purchase of steel slabs at Newport to supplement Newport's operations. The Credit
Facility contains certain financial covenants measured on a quarterly basis, including, among others, maintenance of minimum net worth. Although the Company is in compliance with all of its Credit Facility covenants at June 29, 1996, the likelihood of violating the minimum net worth covenant in the fiscal fourth quarter has led the Company to contact its working capital lenders concerning modifications to the Credit
Facility covenants. While the Company believes that adequate modifications will be obtained, allowing the Company to remain in compliance with its covenants, there can be no assurance that its lenders will provide modifications to the Credit Facility.

     Net cash flows provided by operating activities totaled $12.5 million in the first nine months of fiscal 1996, compared to a use of $4.3 million in the comparable prior year period. The Company recorded a net loss of $6.6 million in the first nine months of fiscal 1996 compared to net income of $1.1 million in the first nine months of fiscal 1995. Major uses of cash in operating activities in the first nine months of fiscal 1996 included a $2.3 million decrease in long-term deferred taxes as a result of operating losses in the first nine months and a $5.0 million and $12.0 million increase in accounts receivable and inventories, respectively, resulting from an increase in business activity. Offsetting these uses were $15.6 million in non-cash depreciation and amortization charges; a $5.6 million increase in accrued liabilities primarily resulting from accrued interest expense on the Company's long-term debt; a $4.4 million decrease in other current assets resulting primarily from the collection of previously filed insurance claims; and a $12.0 million increase in accounts payable primarily resulting from the purchase of steel slabs and a general increase in business activity.

     For the first nine months of fiscal 1995, net cash flows used in operating activities of $4.3 million were primarily impacted by a $7.3 million increase in accounts receivable and a $10.9 million increase in inventories resulting from an increase in business activity and, for the increase in inventories, unusually low levels at the beginning of fiscal 1995 due to scheduled maintenance outages at Newport. Other current assets increased $3.1 million primarily due to the recording of various insurance claims. Offsetting these uses were $14.3 million in non-cash depreciation and amortization charges and a $1.9 million increase in accounts payable, resulting primarily from an increase in inventories and business activities in general.

     The Company invested $6.6 million in capital expenditures during the first nine months of fiscal
1996, primarily related to improvements to and acquisition of machinery and equipment in the specialty steel segment. The Company currently estimates that fiscal 1996 capital spending will approximate $10.0 million and its sources for funding capital expenditures include cash flow from operations, available cash and short-term investments, as well as available borrowing sources. Short-term investments increased $9.7 million in the first nine months of fiscal 1996 primarily as a result of investment of excess cash. During the first nine months of fiscal
1995, short-term investments deceased $22.9 million, due in large part to an increase in net working capital, particularly the inventory component.

     Net cash flows from financing activities in the first nine months of fiscal 1996 included repayments on long-term debt of $1.5 million, compared to long-term debt repayments of $14.2 million in the first nine months of fiscal 1995. The reduction in debt repayments is the result of the Company's fiscal 1995 fourth quarter debt refinancing.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) was $9.2 million and $22.7 million in the third quarter and first nine months of fiscal 1996, respectively, compared to $9.8 million and $30.3 million in the third quarter and first nine months of fiscal 1995, respectively. EBITDA is calculated as net income (loss) plus interest expense, taxes, depreciation and amortization. EBITDA provides additional information for determining the Company's ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance or as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

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

     In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at Newport, resulting in the contamination of the melt shop's electric arc furnace emission control facility, or "baghouse facility". The Company is investigating and evaluating various issues concerning storage, treatment and disposal of the radiation contaminated baghouse dust; however, a final determination as to method of treatment and disposal, cost and further regulatory requirements cannot be made at this time. Depending on the ultimate timing and method of treatment and disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current estimates and the Company's insurance coverage.
As of June 29, 1996, claims recorded in connection with disposal costs exhaust available insurance coverage.
Based on current knowledge, management believes the recorded gross reserves of $4.4 million for disposal costs pertaining to these incidents are adequate.

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

     As of June 29, 1996, the Company had environmental remediation reserves of $4.4 million, which pertain almost exclusively to accrued disposal costs for radiation contaminated baghouse dust. As of June 29, 1996, the estimated range of possible losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the Consent Order, the Company cannot estimate the possible range of losses should the Company ultimately not be indemnified. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the Consent Order or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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


                         NS GROUP, INC.

Date: August 9, 1996     By: /s/Clifford R. Borland

                         Clifford R. Borland
                         Chairman and Chief Executive
                         Officer



Date: August 9, 1996     By:  /s/John R. Parker
                         John R. Parker
                         Vice President and Treasurer

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