Form 10-K
period 1996-09-28
NS GROUP INC
filed 1996-12-19
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED  SEPTEMBER  28, 1996
COMMISSION FILE NUMBER    1-9838


NS GROUP, INC.
(Exact name of registrant as specified in its charter)

   Kentucky
(State or other jurisdiction of incorporation or organization)

61-0985936
(I.R.S. Employer Identification  Number)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Based on the closing sales price of December 2, 1996, as reported in The Wall Street Journal, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $31.9 million.

   The number of shares outstanding of the registrant's
Common Stock, no par value, was 13,809,413 at December 2, 1996.

Documents Incorporated by Reference

Part III incorporates certain information by reference from the Company's Proxy Statement dated December 23, 1996 for the Annual Meeting of Shareholders on February 13, 1997.


Table of Contents

PART I

                                           Page
Item 1.   Business                           3
Item 2.   Properties                        11
Item 3.   Legal Proceedings                 12
Item 4.   Submission of Matters
          to a Vote of Security
          Holders                           12

PART II

Item 5.   Market for Registrant's
          Common Equity and Related
          Stockholder Matters                13
Item 6.   Selected Consolidated
          Financial Data                     14
Item 7.   Management's Discussion
          and Analysis of Financial
          Condition and Results of
          Operation                          15
Item 8.   Financial Statements and
          Supplementary Data                 23
Item 9.   Changes in and Disagreements
          with Accountants on
          Accounting and Financial
          Disclosure                         44

PART III

Item 10. Directors and Executive
         Officers of the Registrant          44
Item 11. Executive Compensation              44
Item 12. Security Ownership of
         Certain Beneficial Owners
         and Management                      44
Item 13. Certain Relationships and
         Related Transactions                44

PART  IV

Item 14. Exhibits, Financial
         Statement Schedules and
         Reports on Form 8-K                 45


PART I

ITEM 1.   BUSINESS

General

     The Company was incorporated in Kentucky in 1980 as Newport Steel Corporation for the purpose of purchasing the operating assets of the Newport Steel Works from Interlake, Inc. The Company changed its name to NS Group, Inc. in 1987 and transferred its welded tubular manufacturing operations to a subsidiary renamed Newport Steel Corporation (Newport). As used herein, the terms "Company" and "NS Group" refer to NS Group, Inc. and its subsidiaries, unless otherwise required by the context.

     In October 1990, the Company, through a newly-formed wholly-owned subsidiary, acquired certain assets now comprising Koppel Steel Corporation (Koppel), a steel mini-mill located in western Pennsylvania. Koppel manufactures seamless tubular products, special bar quality (SBQ) products and semi-finished steel products.

     In October 1993, the Company sold its wholly-owned subsidiary, Kentucky Electric Steel Corporation, to a newly formed public company in exchange for $45.6 million in cash and 400,000 shares of the new public company. See Note 2 to the Consolidated Financial Statements for additional information pertaining to this transaction.

     NS Group conducts business in two industry segments, the speciality steel segment and the adhesives segment. See the segment data included in Management's Discussion and Analysis of Financial Condition and Results of Operations in "Results of Operations" and Note 13 to the Consolidated Financial Statements, for additional information pertaining to industry segment data.

Specialty Steel Segment

     The Company produces a diverse group of specialty steel products at its two mini-mills, Koppel and Newport. These products include seamless and welded tubular goods, primarily used in oil and natural gas drilling and production operations, referred to as oil country tubular goods (OCTG); and line pipe, used in the transmission of oil, natural gas and other fluids. Both Koppel and Newport are certified by the American Petroleum Institute (API) for production of these products. The Company also produces special bar quality products, primarily used in the manufacture of heavy industrial equipment; and hot rolled coils, which are sold to service centers and other manufacturers for further processing.

     The following table sets forth certain operating information with respect to Koppel and Newport for the periods indicated.

(In thousands)                1996       1995       1994

Net sales
Koppel
 Seamless tubular
    products                $133,446  $  90,926  $  72,675
 SBQ products                  62,405     82,954     64,858

Newport
  Welded tubular
     products                157,385     145,330   117,214
  Hot rolled coils and
   other products             16,230      16,673    15,694
                            $369,466    $335,883  $270,441

Operating income (loss)
 before corporate allocations
     Koppel                $  19,741    $ 16,136  $  9,042
     Newport                  (4,855)     (5,708)   (6,133)
                           $  14,886    $ 10,428  $  2,909

Manufacturing Facilities and Processes - Specialty Steel
Segment

     Koppel Facilities

     The Company manufactures seamless OCTG, line pipe products and SBQ products at its facilities located in Koppel and Ambridge, Pennsylvania and Baytown, Texas. The operations consist of a melting and casting facility and bar mill located in Koppel and a seamless tubemaking facility located approximately 20 miles away in Ambridge.

     The melting and casting facilities at Koppel consist of an 80-ton Ultra-High Powered (UHP) electric arc furnace, a ladle refining station and a computer-controlled four-strand continuous bloom/billet caster. Select grades of steel scrap are melted utilizing the UHP furnace. Once the molten steel reaches temperatures of approximately 3,000 degrees Fahrenheit, it is tapped from the UHP furnace into a ladle and transported to the ladle refining station. The ladle refining station allows for the addition of alloys, thereby providing precise chemical compositions, and it maintains the molten steel at proper temperatures for the caster.
Once the chemistries are analyzed and conformed to metallurgical standards, the ladle is carried by crane to the continuous caster. The continuous caster is capable of casting 9 inch square blooms or 51/2 inch round billets.

     Blooms and billets are further processed at the tubemaking facilities into seamless tubular products or at the bar facilities into SBQ products, or they can be sold as "as cast" (semi-finished) product.

     Koppel's tubemaking facility includes a highly automated rotary hearth furnace where round billets (tube rounds) are reheated to temperatures over 2,200 degrees Fahrenheit. Tube rounds exit the furnace to a piercer where a hollow tube is formed. Hollow tubes are then rolled to a specific size and wall thickness by passing through either the mandrell mill or transval mill. Seamless tubular products are produced in both carbon and alloy grades in sizes ranging from 1 7/8 to 8 1/2 inches in outside diameter.

     At Koppel's bar mill, blooms are reheated in a highly automated rotary hearth furnace to temperatures over 2,200 degrees Fahrenheit. Blooms, upon exiting the furnace, pass through a series of rolls, where they are reshaped into round bars. SBQ products are available in both carbon and alloy grades in sizes measuring 2 7/8 to 6 inches in diameter.

     Newport Facilities

     The Company manufactures welded OCTG and line pipe products and hot rolled coils at its facilities located near Newport, Kentucky. The production process for Newport's welded tubular products includes three separate operations: melting, rolling and pipe-making.

     Steel scrap is melted into molten steel utilizing three 100-ton electric arc furnaces. Molten steel, reaching 3,000 degrees Fahrenheit, is tapped from the furnaces into ladles. The ladles are then moved to an auxiliary stir station where an argon lance stir process improves steel quality through consistent metal deoxidation and desulfurization. Steel refining continues at the ladle metallurgical station (LMS). The LMS, which serves a dual role, allows for the precise control of temperature and chemistry and enables continuous production sequencing of the molten steel to the continuous slab caster, thereby optimizing melt shop productivity. Once strict metallurgical standards have been met, the molten steel is "cast" into slabs that range in size from 7 to 10 inches in thickness, 28 to 55 inches in width and 15 to 34 feet in length. Slabs are cut to length and lifted onto specially designed rail cars for transportation to the adjacent reheat furnace. From time to time, when economically advantageous, Newport also purchases slabs from third parties. In fiscal 1996, Newport purchased approximately 109,000 tons of slabs for use in the production of coil and pipe.

     At Newport's hot strip rolling mill, slabs are processed through the walking beam slab reheat furnace where they are evenly heated to temperatures over 2,400 degrees Fahrenheit. Slabs exit directly from the reheat furnace onto the hot strip rolling mill where they are reduced to desired thickness and rolled into coils in sizes up to a maximum of 50 inches in width. Coils are then either slit and formed into welded tubular products at one of the two pipe-making facilities or are sold as hot rolled coils. Newport's welded tubular products range in size from 4 1/2 to 13 3/8 inches in outside diameter and are available in both carbon and alloy grades.

     Finishing Facilities

     The Company processes and finishes a portion of its welded and seamless tubular products at facilities located at the Port of Catoosa, near Tulsa, Oklahoma (Erlanger Tubular Corporation, or "Erlanger") and at Baytown, Texas, located near Houston, Texas (Baytown). The finishing processes include upsetting, which is a forging process that thickens tube ends; heat treating, which is a furnace operation designed to strengthen the steel; straightening; non-destructive testing; coating for rust prevention; and threading.

Products - Specialty Steel Segment

    Seamless OCTG Products

     The Company's seamless OCTG products, which are produced by Koppel, are used as drill pipe, casing and production tubing. Drill pipe is used and may be reused to drill several wells. Casing forms the structural wall of oil and natural gas wells to provide support and prevent caving during drilling operations and is generally not removed after it has been installed in a well. Production tubing is placed within the casing and is used to convey oil and natural gas to the surface. The Company's seamless OCTG products are sold as a finished threaded and coupled product in both carbon and alloy grades. Compared to similar welded products, seamless production tubing and casing are better suited for use in hostile drilling environments such as off-shore drilling or deeper wells because of their greater strength and durability. The production of seamless tubular products with these properties requires a more costly and specialized manufacturing process than does the production of welded tubular products. The majority of the Company's seamless OCTG product sales are production tubing in sizes ranging from 1.9 inches to 5 inches in outside diameter.

     Welded OCTG Products

     The Company's welded OCTG products, which are produced by Newport, are used primarily as casing in oil and natural gas wells during drilling operations. Welded OCTG products are generally used when higher strength is not required, typically in wells less than 10,000 feet in depth. The Company sells its welded OCTG products as both a plain end and as a finished tubular product in both carbon and alloy grades.

     The demand for the Company's OCTG products is cyclical in nature, being dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is largely a function of the current prices of oil and natural gas and expectations of future prices. Demand for OCTG products is also influenced by the levels of inventory held by producers, distributors and end users. In addition, the demand for OCTG products produced domestically is also significantly impacted by the level of foreign imports of OCTG products. The level of OCTG imports is affected by:
(i) the value of the U.S. dollar versus other key currencies; (ii) overall world demand for OCTG products;
(iii) the production cost competitiveness of domestic producers; (iv) trade practices of, and government subsidies to, foreign producers; and (v) the presence or absence of governmentally imposed trade restrictions in the United States.

     Line Pipe Products

     The Company's line pipe products, which are produced by both Koppel and Newport, are primarily used in gathering lines for the transportation of oil and natural gas at the drilling site and in transmission lines by both gas utility and transmission companies. Line pipe products are coated and shipped as a plain end product and welded together on site. The majority of the Company's line pipe sales are welded products.

     The demand for line pipe is only partially dependent on oil and gas drilling activities. Line pipe demand is also dependent on factors such as the level of pipeline construction activity, line pipe replacement requirements, new residential construction and gas utility purchasing programs.

     Special Bar Quality Products

     The Company manufactures a specialized market niche of SBQ products at Koppel in sizes ranging from 2.875 to 6.0 inches. The Company produces its SBQ products from continuous cast blooms that enables substantial size reduction in the bloom during processing and provides greater strength-to-weight ratios. These SBQ products are primarily used in critical weight-bearing applications such as suspension systems, gear blanks, drive axles for tractors and off-road vehicles, heavy machinery components and hydraulic and pneumatic cylinders. The demand for the Company's SBQ and hot rolled coil products is also cyclical in nature and is sensitive to general economic conditions.

     Hot Rolled Coils

     The Company produces commercial quality grade hot rolled coils at Newport, from 28 to 50 inches in width, between 0.125 and 0.500 inches in gauge, and in 15 ton coil weights. These products are sold to service centers and to others for use in high-strength applications.

     Other Products

     The Company's OCTG products are inspected and tested to ensure that they meet API specifications. Products that do not meet specification are classified as secondary or limited service products and are sold at substantially reduced prices.

Markets and Distribution - Specialty Steel Segment

     The Company sells its specialty steel products to its customers through an in-house sales force. The primary end markets for the Company's seamless tubular products have been the southwest United States and certain foreign markets, including offshore applications. The Company has historically marketed its welded tubular products in the east, central and southwest regions of the United States, in areas where shallow oil and gas drilling and exploration activity utilize welded tubular products. Nearly all of the Company's OCTG products are sold to domestic distributors, some of whom subsequently sell the Company's products into the international marketplace. The Company sells its SBQ products to customers located generally within 400 miles of the Koppel facilities.

     All of the Company's steel-making and finishing facilities are located on or near major rivers or waterways, enabling the Company to transport its tubular products into the southwest by barge. The Company ships substantially all of its seamless and welded OCTG products destined for the southwest region by barge.

Customers - Specialty Steel Segment

     The Company has approximately 300 specialty steel product customers. The Company's OCTG and line pipe products are used by major and independent oil and natural gas exploration and production companies in drilling and production applications. Line pipe products are also used by gas utility and transmission companies. The majority of the Company's OCTG products are sold to domestic distributors. Line pipe products are sold to both domestic distributors and directly to end users. The Company sells its SBQ products to service centers, cold finishers, forgers and original equipment manufacturers. Hot rolled coils are sold primarily to service centers and other manufacturers for further processing. The Company has long-standing relationships with many of its larger customers; however, the Company believes that it is not dependent on any customer and that it could, over time, replace lost sales attributable to any one customer. In fiscal 1996, the Company's top five customers accounted for approximately 28% of total net sales, and no one customer accounted for more than 9% of total net sales.

Competition - Specialty Steel Segment

     The markets for the Company's specialty steel products
are highly competitive and cyclical.    The Company's
principal competitors in its primary markets include integrated producers, mini-mills and welded tubular product processing companies, as well as foreign steel producers, many of which have substantially greater assets and larger sales organizations than the Company. The Company believes that the principal competitive factors affecting its business are price, quality and customer service.

      In the seamless OCTG market, Koppel's principal competitors include the USS/Kobe Steel Company in Lorain, Ohio, and a number of foreign producers. With respect to its SBQ products, Koppel competes with a number of steel manufacturers, including USX Corporation, CSC Industries, Inc., Republic Engineered Steels, Inc., Inland Steel Industries, Inc., MacSteel Division of Quanex Corporation, North Star Steel Company, Inc. and The Timken Company. Newport's principal domestic competitors in the welded tubular market are Lone Star Steel Company, LTV Corporation, IPSCO Steel, Inc. and Maverick Tube Corporation.

     In the welded OCTG and line pipe market, the Company competes against certain manufacturers who purchase hot rolled coils for further processing into welded OCTG and line pipe products. The cost of finished tubular products for these manufacturers is largely dependent on the market price of hot rolled coils. Depending on market demand for hot rolled coil, these tubular manufacturers may purchase hot rolled coils at a lower or higher cost than the Company's cost to manufacture hot rolled coils. Also, additional new hot rolled manufacturing capacity is anticipated over the next twelve months which may also impact the market price for hot rolled coils.

     In July 1995, the United States imposed duties on the imports of various OCTG products from certain foreign countries in response to antidumping and countervailing duty cases filed by several U.S. steel companies. Several foreign OCTG producers, as well as certain U.S. producers, have appealed the determinations to international courts or panels. The Company believes the imposition of the duties have had a positive effect on its shipments and pricing of certain of its seamless tubular products; however, it cannot predict the outcome or timing of these appeals at this time.

Raw Materials and Supplies - Specialty Steel Segment

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

     The Company's steel manufacturing facilities consume large amounts of electricity. The Company purchases its electricity from utilities near its steel-making facilities pursuant to separate contracts entered into by Koppel and Newport. Koppel's contract, which expired in 1996, has been extended while a new supply contract is being negotiated. Newport's contract expires in 2001. The contracts contain provisions that provide for lower priced demand charges during off-peak hours and known maximums in higher cost firm demand power. Also, the Company receives discounted demand rates in return for the utilities' right to periodically curtail service during periods of peak demand. These curtailments are generally limited to a few hours and historically have had a negligible impact on the Company's operations.

     The Company also consumes smaller quantities of additives, alloys and flux which are purchased from a number of suppliers.

Adhesives Segment

     The Company, through its wholly-owned subsidiary, Imperial Adhesives, Inc. (Imperial), is a custom manufacturer of water-borne, solvent borne and hot melt adhesives products and footwear finishes products. These products are manufactured at plants located in Cincinnati, Ohio; Nashville, Tennessee and Lynchburg, Virginia.

Manufacturing Process - Adhesives Segment

     Imperial's adhesives products are manufactured by combining and mixing predetermined quantities of raw materials. The raw materials are measured according to specific formulas and mixed in numerous specially designed industrial mixers. Raw materials are available from multiple sources and consist primarily of petrochemical-based materials. Pricing of raw materials generally follows trends in the petrochemical markets. The physical properties of finished formulas are measured and monitored by a statistical process control system. Imperial works closely with its customers to develop adhesive applications designed to meet their specific product requirements.

Products and Markets - Adhesives Segment

     Imperial maintains approximately 1,000 active formulas for the manufacture of water-borne, solvent-borne and hot-melt adhesives products and approximately 1,000 active formulas for the manufacture of footwear finishes. Its multiple product lines are used primarily in product assembly applications within such industries as footwear, foam bonding, marine and recreational vehicles, consumer packaging, construction, furniture, and transportation. In fiscal 1996, approximately 21% of Imperial's sales were to the footwear industry. The Company's industrial adhesives products are marketed throughout the United States and Caribbean basin through an in-house sales force as well as a number of independent sales representatives. Products are distributed from Imperial's manufacturing sites and a number of public warehouses across the United States and in Puerto Rico.

     Competition in the industrial adhesives industry includes several major producers, as well as numerous small and mid-sized companies comparable to Imperial. Imperial competes on the basis of price, product performance and customer service and believes that its diversity and ability to develop applications to meet customers' specific needs allows it to compete effectively with all adhesives producers in its markets.

Environmental Matters

     The Company is subject to federal, state and local environmental laws and regulations, including, among others, the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, the 1990 Amendments to the Clean Air Act, the Clean Water Act and all regulations promulgated in connection therewith, including, among others, those concerning the discharge of contaminants as air emissions or waste water effluents and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. As such, the Company is from time to time involved in administrative and judicial proceedings and administrative inquiries related to environmental matters.

     As with other steel mills in the industry, Koppel and Newport produce dust which contains lead, cadmium and chromium, and is classified as a hazardous waste. The
Company currently collects the dust resulting from its electric arc furnace operations through emission control systems and contracts with a company for treatment and disposal of the dust at an EPA-approved facility.

     The Company has on its property at Newport a permitted hazardous waste disposal facility. Newport's permit for operating the hazardous waste disposal facility requires that it investigate, test, and analyze for potential releases of hazardous constituents from its closed loop water recirculation system. Any contamination documented as a result of the investigation would require certain cleanup measures; however, the Company believes that the cost of any such cleanup measures will not be material.

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

     In November 1996, Koppel received a Notice of Violation
(NOV) from the EPA alleging violations of the Clean Air Act and the Pennsylvania State Implementation Plan. The violations allegedly occurred during 1995 and 1996 and pertain to air emissions from Koppel's electric arc furnace operations. At this time, the Company is unable to determine if the EPA will assess civil penalties as a result of the alleged violations, or the extent of any such potential penalties.

     In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at Newport, resulting in the contamination of a quantity of electric arc furnace dust. The Company is investigating and evaluating various issues concerning storage, treatment and disposal of the radiation contaminated electric arc furnace dust; however a final determination as to method of treatment and disposal, cost and further regulatory requirements cannot be made at this time. Depending on the ultimate timing and method of treatment and disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current estimates and the Company's insurance coverage. The Company expects to recover and has recorded a $2.3 million receivable relating to insurance claims for the recovery of disposal costs which will be filed with the applicable insurance carrier at the time such disposal costs are incurred. As of September 28, 1996, claims recorded in connection with disposal costs exhaust available insurance coverage. Based on current knowledge, management believes the recorded gross reserves of $4.4 million for disposal costs pertaining to these incidents are adequate.

     Subject to the uncertainties concerning the Consent Order, the NOV and the storage and disposal of the radiation contaminated dust, the Company believes that it is currently in compliance in all material respects with all applicable environmental regulations. The Company cannot predict the level of required capital expenditures or operating costs that may result from future environmental regulations.

     Capital expenditures for the next twelve months relating to environmental control facilities are not expected to be material; however, such expenditures could be influenced by new or revised environmental regulations and laws or new information or developments with respect to the Company's operating facilities.

     As of September 28, 1996, the Company had environmental remediation reserves of $4.4 million, which pertain almost exclusively to accrued disposal costs for radiation contaminated dust. As of September 28, 1996, the possible range of estimated losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the Consent Order, the Company cannot estimate the possible range of losses should the Company ultimately not be indemnified. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the Consent Order or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Employees

     As of September 28, 1996, the Company had 1,774 employees, of whom 450 were salaried and 1,324 were hourly.
Substantially all of the Company's hourly employees are represented by the United Steelworkers of America under contracts expiring in 1997 for Erlanger; 1999 for Newport and Koppel; and 1998 for Imperial.

ITEM 2.   PROPERTIES

     The Company's principal operating properties are listed below. The Company believes its facilities are adequate and suitable for its present level of operations.

Location and Properties

     Specialty Steel Segment:

     Koppel, Pennsylvania - Koppel owns approximately 227 acres of real estate upon which are located a melt shop, bar mill, machine and fabricating shops, storage and repair facilities and administrative offices aggregating approximately 900,000 square feet. The facilities are located adjacent to rail lines.

     Ambridge, Pennsylvania - Koppel owns approximately 45 acres of real estate upon which are located a seamless tube making facility and seamless tube finishing facilities aggregating approximately 659,000 square feet. The facilities are located adjacent to rail lines and river barge facilities.

     Baytown, Texas - Koppel owns approximately 55 acres of real estate upon which are located a tubular processing facility and barge facilities. Located on the property are eight buildings aggregating approximately 65,000 square feet which house the various finishing operations.

     Newport, Kentucky - Newport owns approximately 250 acres of real estate upon which is located a melt shop, hot strip mill, two welded pipe mills, a barge facility, machine and fabricating shops and storage and repair facilities aggregating approximately 675,000 square feet, as well as administrative offices. The facilities are also located adjacent to rail lines.

     Tulsa, Oklahoma - Erlanger leases approximately 36 acres of real estate upon which is located a tubular processing facility. The facility is located at the Tulsa
Port of Catoosa where barge facilities are in close proximity. Located on this property are six buildings aggregating approximately 119,000 square feet which house the various finishing operations.

     Adhesives Segment:

     Cincinnati, Ohio; Lynchburg, Virginia; Nashville,
Tennessee - Imperial owns approximately seven acres of property in Cincinnati, Ohio, and 1.5 acres of property in Lynchburg, Virginia for use in its adhesives and finishes operations. The Cincinnati properties contain five buildings aggregating approximately 150,000 square feet and the Lynchburg property consists of one 10,000 square foot building. Imperial also leases approximately 3.1 acres in Nashville, Tennessee for use in its adhesives operations, including one building aggregating approximately 60,000 square feet.

    Other:

     Newport, Kentucky - The Company owns approximately 36 acres of partially developed land near Newport, Kentucky, which is held as investment property and is listed for sale. The Company also owns approximately 85 acres of additional real estate which is currently not used in operations.

     Information regarding encumbrances on the Company's properties is included in Note 5 to the Consolidated
Financial Statements.

Capacity Utilization

The Company's capacity utilization for fiscal 1996 was as follows:

                           Rated Capacity      Capacity
Facility                     (in tons)         Utilization

Koppel facilities
  Melt shop .....             400,000              83%
  Seamless tube mill .        200,000              83%
  Bar mill ..........         200,000              72%

Newport facilities
  Melt shop ..........        700,000              52%
  Hot strip rolling mill      750,000              60%
  Welded pipe mills ....      580,000              60%

ITEM 3.   LEGAL PROCEEDINGS

     See Item 1, Business, "Environmental Matters" regarding the Consent Order entered into by Koppel and the EPA and the Notice of Violation received by Koppel from the EPA.

     The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to workers compensation, health care and product liability coverages (each of which is self-insured to certain levels), as well as commercial and other matters. Based upon its evaluation of available information, management does not believe that any such matters are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

     None.


PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER  MATTERS

NS Group, Inc. is listed on the New York Stock Exchange, trading symbol NSS. At the end of fiscal 1996, the number of NS Group shareholders of record totaled 310. The following table sets forth, for the fiscal periods indicated, the high and low selling prices of the Company's common stock as reported on the New York Stock Exchange.

Fiscal 1996            High            Low
1st Quarter            $3             $1 7/8
2nd Quarter             3 1/8          2 1/8
3rd Quarter             3 1/8          2 1/2
4th Quarter             3 3/4          2 1/2


Fiscal 1995           High             Low
1st Quarter           $6 3/4           $4
2nd Quarter            5 1/4            3 3/4
3rd Quarter            4 5/8            2 3/8
4th Quarter            4 1/2            2 7/8

     Information regarding restrictions on common stock dividends, warrants to purchase Company common stock, and the Company's convertible debentures is included in Note 5 to the Consolidated Financial Statements.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data (other than the data under the caption "Tons shipped") for the five years in the period ended September 28, 1996 are derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto included in this report.

     This data includes Kentucky Electric Steel Corporation for fiscal 1992 and 1993 and the impact from its sale in fiscal 1994. See Note 2 to the Consolidated Financial
Statements.



                         Fiscal Year Ended September


                 1996     1995     1994     1993     1992
STATEMENT OF
OPERATIONS DATA:
(In thousands, except per share and tons shipped data)
 Net sales    $409,382  $371,352 $303,380 $353,082 $281,242
 Operating
  income        12,053     7,806      689   11,672    1,401
 Income (loss)
  before extra-
  ordinary items
  and cumulative
  effect of a
  change in
  accounting
  principle    (10,457)   (5,056)   11,493  (5,896) (13,358)

 Net income
 (loss)        (10,457)  (10,256)  13,208  (6,991) (15,900)
 Income (loss)
  per share before
  extraordinary
  items and
  cumulative effect
  of a change in
  accounting
  principle       (.76)     (.36)     .84    (.44)   (.99)
Net income (loss)
  per share       (.76)     (.74)     .96    (.52)  (1.18)
   Cash dividends
    declared per
    share            -         -        -       -     .06

BALANCE SHEET DATA:
 Working
  capital   $  72,869 $  65,877  $ 45,202 $  39,060 $ 40,676
 Total
  assets      300,034   298,497   315,327   317,242  319,079
 Long-term
  debt        164,789   166,528   138,110   156,056  164,180
 Common
  shareholders'
  equity       57,116    68,110    76,464    62,622   68,574


OTHER FINANCIAL AND STATISTICAL DATA:
Sources and uses of cash flows:
 Net cash flows
 from operating
 activities  $  12,605 $ ( 4,235)$ (4,329) $ 2,392  $ 8,515
 Net cash flows
 from investing
  activities  (13,756)    22,314    7,379   (4,254)  (1,373)
 Net cash flows
  from financing
  activities     (245)   (17,646)  (4,442)  (1,055)  (3,526)
   EBITDA (1)  32,594     31,141   21,566   30,355   20,515
 Capital
  expenditures  7,569     13,730   11,760    6,080    4,148
  Depreciation and
  amortization 20,902     21,311   18,789   19,093   18,711

 Tons shipped:
 Seamless tubular
  products    157,400    116,600   92,300   76,900   45,400
 Welded tubular
  products    348,900    322,900  277,600  308,000  246,500
 SBQ products 133,700    169,000  147,900  346,900  289,900
 Hot rolled coil
  and other
  products     43,300     47,600   43,200   16,400    9,400
 Total tons
  shipped     683,300    656,100  561,000  748,200  591,200


(1) EBITDA represents earnings before interest expense, taxes, and depreciation and amortization, and is calculated as net income (loss) before extraordinary items and the cumulative effect of a change in accounting principle plus interest expense, taxes, depreciation and amortization. EBITDA provides additional information for determining the Company's ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance or as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND  RESULTS OF  OPERATIONS

     The following analysis of financial condition and results of operations of the Company should be read in conjunction with the audited Consolidated Financial
Statements and related Notes of the Company, and other financial information included in this report.

General

     The Company operates in two business segments: specialty steel and industrial adhesives. Within the specialty steel segment are the operations of Koppel Steel Corporation (Koppel), a manufacturer of seamless tubular steel products, special bar quality (SBQ) products and semi-finished steel products; and Newport Steel Corporation (Newport), a manufacturer of welded tubular steel products and hot rolled coils. The Company's specialty steel products consist of: (i) seamless and welded tubular goods primarily used in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); (ii) line pipe used in the transmission of oil, gas and other fluids; (iii) SBQ products primarily used in the manufacture of heavy industrial equipment; and (iv) hot rolled coils which are sold to service centers and other manufacturers for further processing. Within the adhesives segment are the operations of Imperial Adhesives, Inc. (Imperial), a manufacturer of industrial adhesives products. See Note 13 to the Consolidated Financial Statements included herein for selected financial information by business segment for the fiscal years 1996, 1995, and 1994.

     In October 1993, the Company sold Kentucky Electric
Steel Corporation (KES), a manufacturer of SBQ products, to a newly formed public company in exchange for $45.6 million in cash and 400,000 shares (approximately 8%) of the newly formed public company. See Note 2 to the Consolidated
Financial Statements concerning the Company's sale of KES and its pro forma effect on the Company's fiscal 1994 financial position and results of operations.

     The matters discussed or incorporated by reference in this Report on Form 10-K that are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) involve risks and uncertainties. Such risks and uncertainties include, but are not limited to, the level of domestic as well as worldwide oil and natural gas drilling activity; general economic conditions; product demand and industry capacity; industry pricing; the presence or absence of governmentally imposed trade restrictions; manufacturing efficiencies; volatility in raw material costs, particularly steel scrap; costs of compliance with environmental regulations; product liability or other claims; the Company's ability to meet operating cash requirements, including capital expenditures; and the Company's capital structure, which may limit its operational and financial flexibility. These risks and uncertainties may cause the actual results or performance of the Company to differ materially from any future results or performance expressed or implied by such forward-looking statements.

Results of Operations

     The Company's net sales, cost of products sold and operating results by industry segment for each of the three fiscal years in the period ended September 28, 1996 are summarized below. Fiscal 1995 contains fifty-three weeks and fiscal years 1996 and 1994 contain fifty-two weeks. As such, the increases and decreases in operating results for the comparative periods, as discussed below, were partially attributable to the additional week of operations in fiscal 1995.

(In thousands)       1996             1995           1994
Net sales
Specialty steel segment
  Koppel           $195,851         $173,880       $137,533
  Newport           173,615          162,003        132,908
                    369,466          335,883        270,441
Adhesives
 segment             39,916           35,469         32,939
                   $409,382         $371,352       $303,380

Cost of products sold
 Specialty
  steel
  segment
 Koppel            $169,600         $151,614       $122,060
 Newport            169,649          157,832        130,820
                    339,249          309,446        252,880
 Adhesives
  segment            30,336           27,824         25,281
                   $369,585         $337,270       $278,161

Operating income (loss)
 Specialty steel segment
 Koppel           $  19,741       $  16,136       $  9,042
 Newport             (4,855)         (5,708)        (6,133)
                     14,886          10,428           2,909
 Adhesives
  segment             1,597           1,248           1,150
 Corporate
  allocations        (4,430)         (3,870)         (3,370)
                  $  12,053       $   7,806       $     689


     Shipment and sales data for the Company's specialty steel segment for each of the three fiscal years in the period ended September 28, 1996 were as follows:


                            1996        1995        1994
Tons shipped
    Koppel
     Seamless
      tubular
      products            157,400     116,600       92,300
     SBQ products         133,700     169,000      147,900
    Newport
     Welded
      tubular
      products            348,900     322,900      277,600
     Hot rolled
      coils and
      other products       43,300      47,600       43,200
                          683,300     656,100      561,000
 Net sales ($000's)
  Koppel
   Seamless tubular
    products             $133,446   $  90,926    $  72,675
   SBQ products            62,405      82,954       64,858
  Newport
   Welded tubular
    products               157,385     145,330      117,214

   Hot rolled coils
    and other products     16,230      16,673       15,694
                         $369,466    $335,883     $270,441

Fiscal Year Ended September 28, 1996 compared with Fiscal
Year Ended September 30, 1995

     Net sales in fiscal 1996 increased $38.0 million, or 10.2%, from fiscal 1995 to $409.4 million. Specialty steel segment net sales increased $33.6 million, or 10.0%, and the adhesives segment net sales increased $4.4 million, or 12.5%, from fiscal 1995. The overall increase in specialty steel segment net sales was primarily attributable to increased shipments of the Company's tubular products as more fully discussed below.

     Seamless tubular net sales increased $42.5 million, or 46.8%, on a volume increase of 35.0%. The increases in seamless tubular net sales and shipments were primarily due to increases in seamless OCTG product shipments and average selling prices which were attributable in part to a decline in the level of foreign imports, increased off-shore drilling activity, as well as, with respect to pricing, changes in OCTG product mix. Fiscal 1996 average selling price for all seamless tubular products increased 8.7% from fiscal 1995.

     Welded tubular net sales increased $12.1 million, or 8.3%, on a volume increase of 8.1%. The increase in welded tubular net sales was primarily attributable to an increase in shipments of both welded line pipe products and welded
OCTG products. Average selling price for all welded tubular products was essentially unchanged from fiscal 1995.

     The demand for the Company's OCTG products is cyclical in nature, being primarily dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The average number of oil and natural gas drilling rigs in operation in the United States (rig count) was 759 in fiscal 1996, up from 738 in fiscal 1995. The level of drilling activity is largely a function of the current prices of oil and natural gas and the industry's future price expectations. Demand for OCTG products is also influenced by the levels of inventory held by producers, distributors and end users. In addition, the demand for OCTG products produced domestically is also significantly impacted by the level of foreign imports of OCTG products. The level of OCTG imports is affected by: (i) the value of the U.S. dollar versus other key currencies; (ii) overall world demand for OCTG products; (iii) the production cost competitiveness of domestic producers; (iv) trade practices of, and government subsidies to, foreign producers; and (v) the presence or absence of governmentally imposed trade restrictions in the United States.

     In July 1995, the United States imposed duties on imports of various OCTG products from certain foreign countries in response to antidumping and countervailing duty cases filed by several U.S. steel companies (Trade Cases). Several foreign OCTG producers, as well as certain U.S. producers, have appealed the determinations to international courts or panels. The Company cannot predict the outcome or timing of these appeals at this time.

      SBQ product net sales decreased $20.5 million, or 24.8%, on a volume decline of 20.9%. Fiscal 1996 average selling price for SBQ products declined 4.9% from fiscal 1995. The decline in shipments and selling price of SBQ products resulted from a softening in the markets served by Koppel's SBQ products as well as excess inventory levels in the SBQ marketplace. Shipments of SBQ products have increased in each of the last three quarters of fiscal 1996; however, average selling price declined 5.8% over the same three quarters. Other product shipments and sales for fiscal 1996 were primarily attributable to the sale of hot rolled coils. The demand for the Company's SBQ and hot rolled coil products is cyclical in nature and is sensitive to general economic conditions.

     Gross profit for fiscal 1996 increased $5.7 million from fiscal 1995 for a gross profit margin of 9.7% in fiscal 1996 compared to 9.2% in fiscal 1995. The specialty steel segment gross profit increased $3.8 million and this segment had a gross profit margin of 8.2% in fiscal 1996 versus 7.9% in fiscal 1995. The increase in specialty steel segment gross profit and margin was attributable to Koppel's seamless tubular operations, where gross profit margins rose from 12.8% in the prior year period to 13.4% for the current year.

     The adhesives segment gross profit increased $1.9 million from fiscal 1995 primarily as a result of an increase in sales volume. Gross profit margin for fiscal 1996 was 24.0% compared to 21.6% for fiscal 1995. The increase was primarily a result of increased sales of higher margin products.

     Fiscal 1996 selling and administrative expenses increased $1.5 million from 1995 but decreased as a percentage of sales from 7.1% in fiscal 1995 to 6.8% in fiscal 1996. The overall increase in selling and administrative expenses was primarily attributable to increased production and sales volume.

     As a result of the above factors, operating income increased $4.3 million, from $7.8 million in fiscal 1995 to $12.1 million in fiscal 1996. The increase in operating income was attributable almost solely to the specialty steel segment and was primarily due to increased shipments and average selling prices for Koppel's seamless tubular products, partially offset by a decrease in SBQ product shipments and average selling prices.

     Interest income decreased $0.7 million from fiscal 1995 as a result of a decline in average invested cash and short-term investment balances during the respective comparable periods.

     Interest expense increased $3.6 million over fiscal
1995 as a result of higher interest costs associated with the Company's Senior Secured Notes issued in the fourth quarter of fiscal 1995.

     Other income, net decreased $2.4 million from fiscal 1995. The current fiscal year was impacted by a $0.7 million loss on the sale of a non-steel segment fixed asset while fiscal 1995 includes income from property claims filed with the Company's insurance company in connection with a motor failure at Newport.

     Tax benefits recorded by the Company in fiscal 1996 and in prior years substantially offset previously recorded net long-term deferred tax liabilities. As such, the Company is currently establishing a full valuation allowance for all deferred tax assets being generated by its operating losses and, accordingly, is not currently recording the associated tax benefits.

     As a result of the above factors, the Company incurred a net loss of $10.5 million, or a $.76 loss per share, in fiscal 1996 compared to a net loss before extraordinary item of $5.1 million, or a $.36 loss per share in fiscal 1995.

Fiscal Year Ended September 30, 1995 compared with Fiscal
Year Ended September 24, 1994

     Net sales in fiscal 1995 increased $68.0 million, or 22.4%, from fiscal 1994. Specialty steel segment net sales increased $65.4 million, or 24.2%, and the adhesive segment net sales increased $2.5 million, or 7.7%, from fiscal 1994. The overall increase in specialty steel segment net sales was the result of both higher average selling prices and increased shipment levels.

     Seamless tubular net sales increased $18.3 million, or 25.1%, on a volume increase of 26.3%. The increase in seamless tubular net sales was partially attributable to an increase in shipments, which resulted in part from product line expansion in fiscal 1995 as well as from the favorable final rulings in the Trade Cases. Fiscal 1995 average selling price for all seamless tubular products declined less than 1% from fiscal 1994, due almost entirely to changes in product mix, including the introduction of new seamless OCTG products with lower average selling prices. Fiscal 1995 average selling price for seamless OCTG products decreased 1.9%, while seamless line pipe average selling price increased 6.9% from fiscal 1994.

     Welded tubular net sales increased $28.1 million, or 24.0%, on a volume increase of 16.3%. The increase in welded tubular net sales was partially attributable to improved average selling prices for both welded OCTG and line pipe products as well as an increase in shipments. Fiscal 1995 average selling price for all welded tubular products increased 6.6% over fiscal 1994. The Company's fiscal 1995 average selling price for its welded tubular products was positively affected by stronger pricing for hot rolled coils in the steel industry in general.

     SBQ product net sales increased $18.1 million, or 27.9%, on a volume increase of 14.3%. Fiscal 1995 average selling price for SBQ products increased 11.8%. SBQ product volume and prices increased as a result of stronger market demand in fiscal 1995 than in fiscal 1994. Selling prices were also favorably impacted in fiscal 1995 as a result of the implementation of surcharges to recover increases in certain raw material costs. Other product shipments and sales for fiscal 1995 were primarily attributable to shipments of hot rolled coils.

     The adhesives segment net sales increased $2.5 million, or 7.7%, primarily as a result of improved pricing.

     Gross profit for fiscal 1995 increased $8.9 million from fiscal 1994 for a gross profit margin of 9.2% compared to 8.3% in fiscal 1994. The specialty steel segment accounted for nearly all of the increase in gross profit and had a gross margin of 7.9% in fiscal 1995 versus 6.5% in fiscal 1994. The increase in specialty steel segment gross profit and margin was a result of improved operating efficiencies for the full fiscal year comparative periods resulting from increased production volume, as well as increases in average selling prices, as discussed above.

     The adhesives segment gross profit was unchanged from fiscal 1994 and gross profit margin declined from 23.2% in fiscal 1994 to 21.6% in fiscal 1995, primarily as a result of higher raw material costs.

     Selling and administrative expenses increased $1.7 million from fiscal 1994 but declined as a percentage of sales from 8.1% in fiscal 1994 to 7.1% in fiscal 1995. The overall increase in selling and administrative expenses was primarily attributable to increased production and sales volumes as well as costs incurred in connection with litigation settled in fiscal 1995.

     As a result of the above factors, operating income increased $7.1 million, from $0.7 million in fiscal 1994 to $7.8 million in fiscal 1995. The specialty steel segment earned an operating profit of $10.4 million for fiscal 1995 compared to $2.9 million for fiscal 1994. The improvement in operating results from the prior year was primarily due to an overall increase in shipments as well as increased selling prices and improved operating efficiencies resulting from increased production volume. The adhesives segment earned an operating profit of $1.2 million, unchanged from fiscal 1994.

     Interest expense increased $0.8 million over fiscal
1994 as a result of higher interest costs associated with the Company's Senior Secured Notes issued in the fourth quarter of fiscal 1995.

     Other income, net increased $1.9 million over fiscal
1994, primarily due to the recording of property claims filed with the Company's insurance carrier in connection with a motor failure at Newport in the fiscal 1995 second quarter.

     As a result of the above factors, the fiscal 1995 loss before extraordinary item was $5.1 million, or a $.36 loss per share, compared to net income of $13.2 million in fiscal 1994, or $.96 per share. Fiscal 1994 net income includes a one-time, after-tax gain on the sale of KES of $21.5 million, or $1.56 per share, and income of $1.7 million, or $.12 per share, relating to the adoption of a new accounting standard. Excluding these items, the Company incurred a $10.0 million loss, or a $.72 loss per share, for fiscal 1994.

     In connection with a fiscal 1995 fourth quarter refinancing, the Company incurred prepayment costs and wrote off unamortized debt issuance costs, which resulted in an extraordinary charge of $5.2 million, net of applicable income tax benefit of $2.8 million, or $.38 per share. See
Note 5 to the Consolidated Financial Statements.

Liquidity and Capital Resources

     Working capital at September 28, 1996 was $72.9 million compared to $65.9 million at September 30, 1995. The current ratio at September 28, 1996 was 2.05 to 1 compared to 2.15 to 1 at September 30, 1995. At September 28, 1996, the Company had cash and short-term investments totaling $17.3 million, $1.9 million of which was restricted in an environmental trust account related to a permitted hazardous waste disposal facility located on the Company's property at Newport. At September 28, 1996, the Company had no outstanding advances against its $45.0 million revolving credit facility (Credit Facility); however, $15.6 million of the Credit Facility secured various letters of credit issued primarily in connection with the purchase of steel slabs at Newport.

     Net cash flows provided by operating activities totaled $12.6 million in fiscal 1996, compared to a use of $4.2 million in fiscal 1995. The Company recorded a net loss of $10.5 million in fiscal 1996 compared to a loss before extraordinary item of $5.1 million in 1995. Major uses of cash in operating activities in fiscal 1996 included increases of $6.0 million and $8.6 million in accounts receivable and inventories, respectively, resulting from an increase in business activity. Offsetting these uses were $20.9 million in non-cash depreciation and amortization charges; a $2.5 million increase in long-term deferred taxes; a $1.8 million decrease in refundable income taxes; a $1.8 million decrease in other current assets resulting primarily from the collection of previously filed insurance claims; a $9.0 million increase in accounts payable primarily resulting from the purchase of steel slabs and a general increase in business activity; and a $2.2 million increase in accrued liabilities primarily related to accrued interest on the Company's senior secured notes. Included in the fiscal 1996 net loss was a $1.2 million non-cash gain recorded in connection with the settlement of certain warranty claims made by the Company related to the acquisition of Koppel.

     Net cash flow used in operating activities totaled $4.2 million in fiscal 1995. The Company incurred a loss before extraordinary charge in fiscal 1995 of $5.1 million compared to a net loss before the effect of the gain on the sale of KES and a change in accounting principle of $10.0 million in fiscal 1994. Major uses of cash in operating activities for fiscal 1995 included a $3.2 million increase in accounts receivable and a $12.4 million increase in inventories resulting from an increase in business activity and, for the increase in inventories, unusually low levels at fiscal 1994 year end due to scheduled maintenance at Newport. Other major uses include a decrease in long-term deferred taxes and an increase in refundable income taxes, both resulting from the fiscal 1995 net loss, including the extraordinary charge for prepayment costs and a non-cash cost for the write-off of unamortized debt issuance costs. Offsetting these uses were $21.3 million in non-cash depreciation and amortization charges and increases in accounts payable and accrued liabilities of $5.6 million and $2.9 million, respectively.

     Net cash flow used in operating activities totaled $4.3 million in fiscal 1994. Major components include a $10.0 million net loss before the effect of the gain on the sale of KES and the adoption of a new accounting standard, a $7.9 million increase in accounts receivable, a $1.2 million decrease in long-term deferred taxes and a $3.2 million increase in inventories. Partially offsetting these uses of operating cash flow were non-cash depreciation and amortization charges of $18.8 million, a decrease in refundable income taxes and other current assets of $2.6 million and $2.7 million, respectively, and an increase in accounts payable of $5.8 million. The increases in accounts receivable, inventories and accounts payable were primarily attributable to the increase in business activity in the specialty steel segment. Other current assets decreased primarily due to the receipt of insurance claims recorded in fiscal 1993. Cash flows from operating activities were also reduced by $4.9 million for income taxes paid, which resulted from the sale of KES.

     The Company invested $7.6 million, $13.7 million and $11.8 million in capital expenditures during fiscal 1996, 1995, and 1994, respectively. Such capital expenditures were primarily related to improvements to and acquisitions of machinery and equipment in the specialty steel segment.
Capital spending for fiscal 1996, 1995 and 1994 related to the Company's environmental control facilities was not material. In fiscal 1996, the Company also received $1.7 million from the sale of a non-steel segment fixed asset.
The Company currently estimates that fiscal 1997 capital spending will approximate $9.0 million, approximately $8.3 million of which is related to the specialty steel segment.
It is anticipated that capital spending will be funded through cash flow from operations, available cash and short-term investments, as well as available borrowing sources.

     Short-term investments increased $7.4 million in fiscal
1996, primarily as a result of improved cash flow from operating activities as well as declines in capital spending and long-term debt principal repayment requirements.

     As a result of the sale of KES in the first quarter of fiscal 1994, the Company received $45.6 million in cash and $4.8 million in common stock of the new entity. In addition, the Company received $6.8 million in cash from the new entity in satisfaction of a dividend declared by KES prior to the sale. The Company holds the common stock acquired in the sale of KES as an available-for-sale investment. As of September 28, 1996, such common stock was recorded at $2.7 million compared to $3.6 million at September 30, 1995, which resulted in a direct after-tax charge to common shareholders' equity of $0.6 million in fiscal 1996.

     Net cash flows used by financing activities in fiscal 1996 were $0.2 million. In fiscal 1995, the Company publicly issued $131.1 million principal amount of 13.5% Senior Secured Notes (Notes) together with warrants (Warrants) to purchase approximately 1.5 million shares of the Company's common stock at $4.00 per share. The Notes, together with the Warrants, were priced at 95.35%. Proceeds from the transaction, together with available cash were used to retire a substantial portion of the Company's indebtedness, including borrowings under its lines of credit. Net cash flow used by financing activities in fiscal 1995 of $17.6 million includes the net effect of the refinancing, including $6.3 million in debt issuance costs, as well as $14.2 million in scheduled payments on long-term debt obligations made prior to the refinancing. Net cash flows used by financing activities were $4.4 million in fiscal 1994. During fiscal 1994, the Company made payments on long-term debt obligations of $7.2 million and increased its borrowings under its lines of credit by $1.9 million.

     The Company's annual long-term debt maturities are $2.5
million in fiscal 1997, $3.6 million in fiscal 1998, $2.3
million in fiscal 1999, $0.8 million in fiscal 2000 and $5.3 million in fiscal 2001.

     Reference is made to Note 5 to the Consolidated
Financial Statements for further information concerning the Company's long-term debt and Credit Facility. Pursuant to the Company's debt agreements, it is currently prohibited from paying dividends to its shareholders.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) was $32.6 million for fiscal 1996, $31.1 million for fiscal 1995 and $21.6 million for fiscal 1994 (excluding the gain on the sale of KES). EBITDA is calculated as income before extraordinary items and the cumulative effect of a change in accounting principle plus interest expense, taxes, depreciation and amortization. EBITDA provides additional information for determining the Company's ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance or as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

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

Other Matters

     See Item 1, Business, "Environmental Matters" and Item
3, Legal Proceedings.

Recently Issued Accounting Standards

     See Note 1 to the Consolidated Financial Statements,
"Recently Issued Accounting Standards".


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Consolidated Financial Statements and Schedule

Consolidated Financial Statements                  Page

Report of Management                                24
Report of  Independent Public Accountants           25
Consolidated Statements of Operations               26
Consolidated Balance Sheets                         27
Consolidated Statements of Cash Flows               28
Consolidated Statements of Common Shareholders'
  Equity                                            29
Notes to Consolidated Financial Statements          30

Financial Statement Schedule
Schedule II                                         43


REPORT OF MANAGEMENT

     The accompanying consolidated financial statements have been prepared by the management of NS Group, Inc., in conformity with generally accepted accounting principles and, in the judgment of management, present fairly and consistently the Company's consolidated financial position and results of operations. These statements necessarily include amounts that are based on management's best estimates and judgments. The financial information contained elsewhere in this report is consistent with that contained in the consolidated financial statements.

     In fulfilling its responsibilities for the integrity of financial information, management maintains accounting systems and related controls. These controls provide reasonable assurance, at appropriate costs, that assets are safeguarded against losses and that financial records are reliable for use in preparing financial statements. These systems are enhanced by written policies, an organizational structure that provides division of responsibilities and careful selection and training of qualified people.

     In connection with their annual audit, independent public accountants perform an examination in accordance with generally accepted auditing standards, which includes a review of the system of internal accounting control and an expression of an opinion that the consolidated financial statements are fairly presented.

     The Board of Directors, through its Audit Committee composed solely of non-employee directors, reviews the Company's financial reporting and accounting practices. The independent public accountants meet regularly with and have access to this Committee, with or without management present, to discuss the results of their audit work.


/s/Clifford R. Borland
Chairman of the Board and
Chief Executive Officer


/s/John R. Parker
Vice President, Treasurer and Chief Financial Officer


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To  NS Group, Inc.

     We have audited the accompanying consolidated balance sheets of NS Group, Inc. (a Kentucky corporation) and subsidiaries as of September 28, 1996 and September 30, 1995, and the related consolidated statements of operations, common shareholders' equity and cash flows for each of the three years in the period ended September 28, 1996. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NS Group, Inc. and subsidiaries as of September 28, 1996 and September 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 1996 in conformity with generally accepted accounting principles.

     As explained in Note 11 to the Consolidated Financial
Statements, the Company changed its method of accounting for income taxes effective September 26, 1993.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Cincinnati, Ohio,                    /s/ARTHUR ANDERSEN LLP
November 1, 1996


NS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 28, 1996, September 30, 1995
and September 24, 1994
(Dollars in thousands, except per share amounts)


                              1996        1995        1994
Net sales                   $409,382    $371,352    $303,380
Cost of products sold        369,585     337,270     278,161
Selling and
 administrative expenses      27,744      26,276      24,530
    Operating income          12,053       7,806         689
Interest income                  637       1,341       1,733

Interest expense             (24,375)    (20,796)    (20,030)
Other income, net                644       3,053       1,191
Gain on sale of subsidiary         -           -      35,292
     Income (loss) before
     income taxes, extra-
     ordinary item and
     cumulative effect of a
     change in accounting
     principle               (11,041)     (8,596)     18,875
Provision (credit) for
  income taxes                  (584)     (3,540)      7,382
     Income (loss) before
     extraordinary item and
     cumulative effect of a
     change in accounting
     principle               (10,457)     (5,056)     11,493
Extraordinary item, net of
  income taxes                     -      (5,200)          -
Cumulative effect of a
 change in accounting
 principle                         -           -       1,715
     Net income (loss)      $(10,457)   $(10,256)  $  13,208
Per common share
     Income (loss)
     before extraordinary
     item and cumulative
     effect of a change
     in accounting
     principle                 $(.76)      $(.36)      $.84
     Extraordinary item            -        (.38)         -
     Cumulative effect of
      a change in accounting
      principle                    -           -        .12
     Net income (loss)         $(.76)      $(.74)      $.96
Weighted average shares
  outstanding (000's)         13,809      13,809     13,789


See notes to consolidated financial statements


NS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 28, 1996 and September 30, 1995
(Dollars in thousands)


ASSETS                                   1996         1995
Current assets
     Cash and cash equivalents     $   3,442     $    4,838
     Short-term investments           13,855          6,413

     Accounts receivable, less
      allowance for doubtful
      accounts of $757 and
      $1,021, respectively             51,824        45,858
     Refundable income taxes            1,355         3,130
     Inventories                       53,317        44,716
     Operating supplies and other
     current assets                    13,187        13,525
     Deferred tax assets                5,459         4,842
          Total current assets        142,439       123,322
Property, plant and equipment --
  at cost
Land and buildings                     29,755        30,110
     Machinery and equipment          247,254       242,530
     Construction in progress           3,313         3,622
     Less -- accumulated
       depreciation                  (138,512)     (120,887)
        Net property, plant
         and equipment                141,810       155,375
Other assets                           15,785        19,800
          Total assets               $300,034      $298,497

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Notes payable                    $    879     $    509

     Accounts payable                   41,847       32,897

     Accrued liabilities                24,376      22,167
     Current portion of long-term debt   2,468        1,872

          Total current liabilities     69,570      57,445
Long-term debt                         164,789     166,528
Deferred taxes                           8,559       6,414
Common shareholders' equity
     Common stock, no par value,
     40,000,000 shares authorized,
     13,809,413 shares issued and
     outstanding for each period        49,004      49,004
     Common stock options and warrants   2,774        2,737

     Unrealized loss on available for
       sale securities                  (1,287)       (713)

     Retained earnings                   6,625      17,082

        Common shareholders' equity     57,116      68,110
          Total liabilities and
           shareholders' equity       $300,034    $298,497

See notes to consolidated financial statements

NS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 28, 1996, September 30, 1995
and September 24, 1994
(Dollars in thousands)

                                1996       1995       1994
Cash flows from operating activities:
 Net income (loss)           $ (10,457)  $(10,256) $  13,208
    Adjustments to reconcile
     net income (loss) to
     net cash flows from
     operating activities:
    Depreciation and
    amortization               19,260     18,941     18,154
       Amortization of debt
        discount and finance
        costs                   1,642      2,370        635
       Increase (decrease)
        in long-term deferred
        taxes                   2,496     (2,970)    (1,157)
       Non-cash gain on
        settlement of claims   (1,172)         -          -
       Gain on sale of
           subsidiary               -          -    (35,292)
      (Gain) loss on disposal
        of equipment              642       (470)      (230)
      Increase in accounts
        receivable, net        (5,966)    (3,207)    (7,921)
      Increase in inventories  (8,601)   (12,426)    (3,168)
     (Increase) decrease in
      refundable income taxes   1,775      (2,935)     2,618
      (Increase) decrease in
       other current assets     1,827     (1,753)     2,691
     Increase in accounts
       payable                  8,950      5,585      5,782
     Increase in accrued
       liabilities              2,209      2,886        351
         Net cash flows from
         operating activities  12,605     (4,235)    (4,329)

Cash flows from investing activities:
    (Increase) decrease in
     short-term investments    (7,442)    33,658    (36,614)
     Purchases of property,
     plant and equipment       (7,569)   (13,730)   (11,760)
     Proceeds from sale of
      equipment                 1,729        494        631
    (Increase) decrease in
      other assets               (474)     1,892     (2,122)
    Proceeds from sale of
      subsidiary                    -          -     50,426
    Cash dividend from sold
        subsidiary                  -          -      6,818
          Net cash flows from
           investing
           activities         (13,756)    22,314      7,379

Cash flows from financing activities:
    Increase (decrease) in notes
     payable                      370    (28,363)     1,905
    Proceeds from issuance of
     long-term debt             1,277    122,587       431
    Proceeds from issuance of
      warrants                      -      2,411         -
    Repayments on long-term
    debt                       (1,892)  (107,950)   (7,246)
    Increase in debt issuance
       costs                        -     (6,331)     (236)
    Proceeds from issuance of
     common stock                   -          -       704
          Net cash flows
          from financing
          activities             (245)   (17,646)   (4,442)
          Net increase (decrease)
            in cash and cash
            equivalents        (1,396)       433    (1,392)
Cash and cash equivalents at
   beginning of year            4,838      4,405     5,797
Cash and cash equivalents at
   end of year              $   3,442  $   4,838  $  4,405


     Cash paid during the year for:
         Interest            $ 22,179  $ 20,385   $ 18,964
         Income taxes,
          net of refunds     $  (4,234) $    209   $  2,297


See notes to consolidated financial statements



NS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
For the years ended September 28, 1996, September 30, 1995
and September 24, 1994
(Dollars in thousands)



                                                 Options
                          Common Stock            and
                    Shares        Amount        Warrants

Balance, September
 25, 1993           13,696,104       $48,284        $    208
   Stock option
   plans                56,145           290              54
   Issuance of common
   stock               57,164           414
Unrealized losses
 on investments
Net income
Balance, September
24, 1994           13,809,413        48,988              262

Stock option plans                                        64
   Issuance of common
 stock warrants                                        2,411
   Unrealized losses
 on investments
Other                                    16
Net loss
Balance, September
 30, 1995          13,809,413        49,004           2,737
   Stock option plans                                    37
   Unrealized losses
  on investments
Net loss
Balance, September
28, 1996           13,809,413       $49,004         $ 2,774




See notes to consolidated financial statements


NS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
For the years ended September 28, 1996, September 30, 1995
and September 24, 1994
(Dollars in thousands)

                          Unrealized
                          Gain (Loss)
                          Available
                          for Sale       Retained
                          Securities     Earnings    Total

Balance, September
25, 1993                  $       -      $14,130    $62,622
Stock option plans                                      344
Issuance of common
  stock                                                 414
Unrealized losses
 on investments                (124)                   (124)
Net income                                13,208     13,208

Balance, September
24, 1994                       (124)      27,338     76,464
Stock option plans                                        64
 Issuance of common stock
  warrants                                            2,411
Unrealized losses on
  investments                  (589)                   (589)
Other                                                    16
Net loss                                 (10,256)   (10,256)
Balance, September
 30, 1995                      (713)      17,082     68,110
Stock option plans                                       37
Unrealized losses on
 investments                   (574)                   (574)
Net loss                                 (10,457)   (10,457)
Balance, September
 28, 1996                   $(1,287)     $ 6,625    $57,116



NS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of NS Group, Inc. and its wholly-owned subsidiaries (the Company): Koppel Steel Corporation (Koppel), Newport Steel Corporation (Newport), Erlanger Tubular Corporation (Erlanger), Imperial Adhesives, Inc. (Imperial) and Northern Kentucky Management, Inc. See Note 2 regarding the sale of Kentucky Electric Steel Corporation in fiscal 1994. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash includes currency on hand and demand deposits with financial institutions. Cash equivalents consist of investments with original maturities of three months or less. Amounts are stated at cost, which approximates market value.

Short-Term and Other Investments

     Short-term investments consist primarily of money market mutual funds and U.S. treasury securities, for which market value approximates cost. At September 28, 1996, approximately $1.9 million in short-term investments were restricted in an environmental trust account related to a permitted hazardous waste disposal facility located on the Company's property at Newport. Certain of the Company's investments are classified as "available for sale" and are recorded at current market value with an offsetting adjustment to common shareholders' equity.

Inventories

     At September 28, 1996 and September 30, 1995, inventories stated at the lower of LIFO (last-in, first-out) cost or market represent approximately 36% and 31% of total inventories before the LIFO reserve, respectively. All other inventories are stated at the lower of average cost or market, or the lower of FIFO cost or market. Inventory costs include labor, material and manufacturing overhead. Inventories consist of the following:

(In thousands)                      1996              1995
Raw materials                     $  5,948          $  6,591

Semi-finished and finished goods   50,471            40,570
                                   56,419            47,161
LIFO reserve                       (3,102)           (2,445)
Total inventories                 $53,317           $44,716


Property, Plant and Equipment and Depreciation

     For financial reporting purposes, plant and equipment are depreciated on a straight-line method over the estimated useful lives of the assets. Depreciation claimed for income tax purposes is computed by use of accelerated methods. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for equipment renewals which extend the life of an asset are capitalized. Included in property, plant and equipment at September 28, 1996, are assets with a net book value of approximately $4.7 million which are not currently being used in the business. In management's opinion, the carrying values of such assets are realizable.

Income Taxes

     At September 28, 1996 and September 30, 1995, deferred income tax balances represent the estimated future tax effects of temporary differences between the financial reporting basis and the tax basis of certain assets and liabilities.

Environmental Remediation and Compliance

     Environmental remediation costs are accrued, except to the extent capitalizable, when incurrence of such costs is probable and the costs can be reasonably estimated.
Environmental compliance costs include maintenance and operating costs associated with pollution control facilities, costs of ongoing monitoring programs, permit costs and other similar costs. Such costs are expensed as incurred.

Recently Issued Accounting Standards

     In March 1995, the Financial Accounting Standards Board
(FASB) issued Statement No. 121 (Statement 121) on accounting for the impairment of long-lived assets to be held and used. Statement 121 also establishes accounting standards for long-lived assets that are to be disposed. Statement 121 is required to be applied prospectively for assets to be held and used. The initial application of Statement 121 to assets held for disposal is required to be reported as the cumulative effect of a change in accounting principle. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and currently expects the impact of such adoption to be immaterial.

     In October 1995, the FASB issued Statement No. 123 (Statement 123) establishing financial accounting and reporting standards for stock-based employee compensation plans. Statement 123 encourages the use of the fair value based method to measure compensation cost for stock-based employee compensation plans, however, it also continues to allow the intrinsic value based method of accounting as prescribed by APB Opinion No. 25, which is currently used by the Company. Adoption is required in fiscal 1997 and the Company intends to remain on the intrinsic value based method of accounting. As such, beginning with the 1997 fiscal year-end, Statement 123 requires pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied.

Fiscal Year-End

     The Company's fiscal year ends on the last Saturday of September. Fiscal 1996 and 1994 contain fifty-two weeks and fiscal 1995 contains fifty-three weeks.

Earnings Per Share

     Earnings per share are calculated using the weighted average number of shares outstanding during the period. The effect of common stock equivalents arising from stock options and warrants on the computation of earnings per share is not significant.

Note 2:  Sale of Subsidiary

     On October 6, 1993, the Company sold all of the assets and liabilities of its wholly-owned subsidiary, Kentucky Electric Steel Corporation (KES), to a newly formed public company in exchange for $45.6 million in cash and 400,000 shares of the newly formed public company. In addition, the Company received $6.8 million in cash from the new entity in satisfaction of a dividend declared by KES prior to the sale. The sale of KES resulted in a pre-tax gain of $35.3 million. After giving effect to the elimination of the pre-tax gain of $35.3 million, the related tax effect of $13.8 million and $0.1 million of net income of KES for the eleven days of fiscal 1994 prior to sale, the Company's pro forma net loss before cumulative effect of a change in accounting principle for the fiscal year ended September 24, 1994 was $10.2 million, or a $.74 loss per share.

Note 3:  Other Assets

     Other assets at September 28, 1996 and September 30, 1995 includes approximately $8.0 million and $8.6 million, respectively, in costs associated with land near Newport, Kentucky, which is held as investment property and is listed for sale and approximately $5.5 million and $6.5 million, respectively, in deferred financing costs. Other assets at September 30, 1995 also include investments totaling $3.6 million which are classified as other current assets at September 28, 1996.

Note 4:  Accrued Liabilities

     Accrued liabilities consist of the following:

(In thousands)                       1996        1995
Accrued payroll and payroll taxes  $  8,477    $  7,113
Accrued interest                      4,696       4,084
Accrued environmental remediation     4,444       4,514
Accrued income taxes                    218          32
Other                                 6,541       6,424
                                    $24,376     $22,167

Note 5:  Long-term Debt and Credit Facility

     Long-term debt of the Company consists of the following:

(In thousands)                         1996       1995

13.5% Senior Secured Notes due
July 15, 2003, interest due
semi-annually, secured by
property, plant and equipment
(net of unamortized discount of
$7,754 and $8,398, respectively)     $123,342    $122,698

11% Subordinated Convertible
Debentures, due in annual
installments from October,
2000 through 2005                      28,300      29,000

Term loans due various states
and municipalities, interest
ranging from 2% to 11%, due
in varying monthly or quarterly
installments through 2016, secured
by junior mortgages on property,
plant and equipment                    10,708      10,166

Other                                   4,907       6,536
                                      167,257     168,400
Less -  current portion                (2,468)     (1,872)
                                     $164,789    $166,528

     In the fourth quarter of fiscal 1996, in connection with the settlement of certain warranty claims related to the Koppel acquisition, approximately $1.2 million of 11%
Subordinated Convertible Debentures and notes were canceled by the Company, resulting in a non-cash gain.

      In fiscal 1995, the Company publicly issued $131.1 million aggregate principal amount of 13.5% Senior Secured Notes due 2003 (Notes) together with warrants (Warrants) to purchase an aggregate of approximately 1,534,000 shares of the Company's common stock at $4.00 per share. Proceeds from the sale of the Notes and Warrants of approximately $120.8 million, after underwriting discount and before expenses, together with available cash on hand, were used to retire a substantial portion of the Company's outstanding indebtedness, including borrowings under its lines of credit.

     Through July 1998, the Company may redeem up to 40% of the principal amount of the Notes with the net proceeds of a public offering of common stock at a price of 113.5% of par, provided that at least $75.0 million principal amount of the Notes remain outstanding after redemption. The Notes may be redeemed at the option of the Company, at any time, in whole or in part, beginning in 2000, at declining premiums plus accrued interest.

     The Notes are unconditionally guaranteed in full, jointly and severally, by each of the Company's subsidiaries and are secured by the property, plant and equipment of the Company's steel-making operations. The Indenture relating to the Notes contains a number of restrictive covenants including, among other things, limitations on the ability of the Company to incur additional indebtedness; create liens; make certain restricted payments, including dividends; engage in certain transactions with affiliates; engage in sale and leaseback transactions; dispose of assets; issue or sell stock of its subsidiaries; enter into agreements that restrict the ability of its subsidiaries to pay dividends and make distributions; engage in mergers, consolidations and transfers of substantially all of the Company's assets; and make certain investments, loans and advances.

   The Company has a $45.0 million revolving credit facility (Credit Facility), borrowings on which are secured by inventory and accounts receivable. Interest on borrowings accrues at a rate per annum of (a) the sum of the alternate base rate (which is the higher of prime rate or 0.5% over the federal funds rate) plus 1% with respect to domestic rate loans or (b) the sum of the Eurodollar rate (based on LIBOR) plus 2.75% with respect to Eurodollar rate loans. Borrowings are due on demand and are limited to defined percentages of eligible inventory and accounts receivable. The Credit Facility contains financial covenants including maintenance of minimum net worth, minimum interest coverage ratios, maximum ratios of indebtedness to net worth, and minimum current ratio and working capital requirements. The Credit Facility also includes restrictions upon dividends, investments, capital expenditures, indebtedness and the sale of certain assets. At September 28, 1996, approximately $15.6 million of the Credit Facility was utilized to collateralize various letters of credit and $29.4 million was available for borrowing. The Credit Facility expires in fiscal 1998.

     Pursuant to the Company's debt agreements, it is currently prohibited from paying dividends to its shareholders.

     In connection with the retirement of long-term indebtedness in the fourth quarter of fiscal 1995, the Company incurred prepayment costs and wrote off unamortized debt issuance costs which resulted in an extraordinary charge of $5.2 million, net of applicable income tax benefit of $2.8 million, or $.38 per share.

     The Company also has outstanding 11% Subordinated
Convertible Debentures, which are unsecured obligations of the Company and are convertible into common shares of the Company at a price of $17.00 per share, or approximately
1,665,000 shares. Interest is payable quarterly. The debentures are redeemable by the Company at 110% of par.


     Annual long-term debt maturities are $2.5 million in fiscal 1997, $3.6 million in fiscal 1998, $2.3 million in fiscal 1999, $0.8 in fiscal 2000 and $5.3 million in fiscal
2001.

     As of September 28, 1996 and September 30, 1995, the weighted average interest rate on outstanding notes payable was 6.1% and 6.0%, respectively.


Note 6:  Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Cash, cash equivalents and short-term investments  -
The carrying amount approximates fair value because of the short maturity of those instruments.

     Other investments - Other investments, consisting of marketable equity securities totaling $2.7 million, are reported in other current assets and are carried at market value.

     Notes payable  -   The carrying amount approximates
fair value because of the short maturity.

     Long-term debt   -   The fair value of the Company's
Senior Secured Notes is based upon their trading price as of fiscal year-end. All other long-term debt was estimated by calculating the present value of the remaining interest and principal payments on the debt to maturity. The present value computation uses a discount rate equal to Treasury rates with similar terms at the end of the reporting period plus or minus the spread between the Treasury rates and the rate negotiated on the debt at the inception of the loan. The carrying amount and fair value of the Company's financial instruments are as follows.

                         1996                   1995
                 Carrying     Fair      Carrying     Fair
(In thousands)   Amount      Value       Amount      Value

Cash, cash
equivalents
and short
-term invest-
ments          $  17,297 $   17,297   $   11,251    $11,251
Other invest-
ments              2,725      2,725        3,650      3,650
Notes payable        879        879           509       509
Long-term debt   167,257    176,860       168,400    172,021

Note 7:  Preferred Stock

     The Company's authorized stock includes 2,000,000 shares of Class A Preferred Stock, issuable in one or more series. The rights, preferences, privileges and restrictions of any series of Class A Preferred Stock, the number of shares constituting any such series and the designation thereof, are subject to determination by the Board of Directors.

     Four hundred thousand shares of the Class A Preferred Stock has been designated as Series A Junior Participating Preferred Stock, par value $10 per share, in connection with the Shareholders Protection Rights Plan (Plan) adopted in fiscal 1989. Pursuant to the Plan, one Preferred Stock Purchase Right (Right) is attached to each outstanding share of common stock of the Company.

     The Plan includes provisions which are intended to protect shareholders against certain unfair and abusive takeover attempts by anyone acquiring or tendering for 30% or more of the Company's common stock. The Company may redeem the Rights for one cent per Right at any time before a 30% position has been acquired. The Rights will expire in November 1998.

Note 8:  Stock Options and Warrants

     The Company has employee incentive stock option plans which provide for the issuance of shares of common stock of the Company upon exercise of options granted to certain employees. Under the terms of these plans, options have been granted at fair market value at the grant date and are exercisable on a pro rata basis over a period of nine years beginning one year after the date of grant. At September
28, 1996, options outstanding are priced in a range from $3.25 to $14.125 per share.

     A summary of transactions in the plans follows:


                               1996       1995      1994
Options outstanding,
 beginning of year            989,030   1,048,705 1,185,525
Options granted                     -      10,000   289,050
Options expired               (80,260)    (69,675) (369,725)
Options exercised                   -           -   (56,145)
Options outstanding,
 end of year                  908,770     989,030 1,048,705
Options exercisable,
 end of year                  681,450     607,955   509,525
Available for grant           564,385     514,535   488,580

The Company also has non-qualified stock option and stock appreciation rights plans under which the Company may grant to key employees options to purchase (or stock appreciation awards corresponding to) shares of the Company's common stock. Terms of the grants made under these plans are determined by the Stock Option Committee of the Board of Directors. Options granted in fiscal 1996, 1995 and 1994 under these plans were at exercise prices approximating the market price on the date of the grant. At September 28, 1996, options outstanding under the Company's non-qualified plans are priced in a range from $2.63 to $13.43 per share.
Grant prices have ranged from 64% to 110% of the market price at the date of grant.

     A summary of transactions in the plans follows:


                           1996      1995       1994
Options outstanding,
 beginning of year        678,025   475,625    366,760
Options granted            60,000   202,400    135,085
Options expired           (17,465)        -    (26,220)
Options outstanding,
 end of year              720,560   678,025    475,625
Options exercisable,
 end of year              269,978   153,400    106,700
Available for grant       529,440   571,975     24,375

     The Company has common stock warrants outstanding, issued in connection with the sale of the Company's Senior Secured Notes. The warrants are exercisable for approximately 1,534,000 shares of the Company's common stock at a price of $4.00 per share and expire July 15, 2003. The Company also has common stock warrants outstanding which were issued in connection with the financing of the Koppel acquisition. These warrants are exercisable for approximately 772,000 shares of the Company's common stock, at a price of $8.00 per share and expire October 4, 2000.

Note 9:  Commitments and Contingencies

     The Company has various commitments for the purchase of materials, supplies and energy arising in the ordinary course of business.

     The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to workers compensation, health care and product liability coverages (each of which is self-insured to certain levels), as well as commercial and other matters. The Company accrues for the cost of such matters when the incurrence of such costs is probable and can be reasonably estimated. Based upon its evaluation of available information, management does not believe that any such matters are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

     Newport has incurred significant losses in recent years. Certain assumptions and estimates have been made in projecting future cash flows from Newport's operations and, based upon its evaluation, the Company believes the carrying value of Newport's facilities is realizable. However, actual results could differ, which may have a material effect on the Company's consolidated financial statements.

     The Company is subject to federal, state and local environmental laws and regulations, including, among others, the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, the 1990 Amendments to the Clean Air Act, the Clean Water Act and all regulations promulgated in connection therewith, including, among others, those concerning the discharge of contaminants as air emissions or waste water effluents and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. As such, the Company is from time to time involved in administrative and judicial proceedings and administrative inquiries related to environmental matters.

     As with other steel mills in the industry, the Company's steel mini-mills produce dust which contains lead, cadmium and chromium, and is classified as a hazardous waste. The Company currently collects the dust resulting from its electric arc furnace operations through emission control systems and contracts with a company for treatment and disposal of the dust at an EPA-approved facility.

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

     In November 1996, Koppel received a Notice of Violation
(NOV) from the EPA alleging violations of the Clean Air Act and the Pennsylvania State Implementation Plan. The violations allegedly occurred during 1995 and 1996 and pertain to air emissions from Koppel's electric arc furnace operations. At this time, the Company is unable to determine if the EPA will assess civil penalties as a result of the alleged violations, or the extent of any such potential penalties.

     In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at Newport, resulting in the contamination of a quantity of electric arc furnace dust. The Company is investigating and evaluating various issues concerning storage, treatment and disposal of the radiation contaminated electric arc furnace dust; however a final determination as to method of treatment and disposal, cost and further regulatory requirements cannot be made at this time. Depending on the ultimate timing and method of treatment and disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current estimates and the Company's insurance coverage. The Company expects to recover and has recorded a $2.3 million receivable relating to insurance claims for the recovery of disposal costs which will be filed with the applicable insurance carrier at the time such disposal costs are incurred. As of September 28, 1996, claims recorded in connection with disposal costs exhaust available insurance coverage. Based on current knowledge, management believes the recorded gross reserves of $4.4 million for disposal costs pertaining to these incidents are adequate.

     Subject to the uncertainties concerning the Consent Order, the NOV and the storage and disposal of the radiation contaminated dust, the Company believes that it is currently in compliance in all material respects with all applicable environmental regulations. The Company cannot predict the level of required capital expenditures or operating costs that may result from future environmental regulations.

     Capital expenditures for the next twelve months relating to environmental control facilities are not expected to be material, however, such expenditures could be influenced by new or revised environmental regulations and laws or new information or developments with respect to the Company's operating facilities.

     As of September 28, 1996, the Company had environmental remediation reserves of $4.4 million which pertain almost exclusively to accrued disposal costs for radiation contaminated dust. As of September 28, 1996, the estimated range of possible losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the Consent Order, the Company cannot estimate the possible range of losses should the Company ultimately not be indemnified. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the Consent Order or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 10:  Profit Sharing Plans

     The Company has established various profit sharing plans at the operating companies which are based on the earnings of the respective companies. Generally, the plans require mandatory contributions at a specified percentage of pretax profits (with a guaranteed minimum based on hours worked) for the bargaining unit employees, and allow for a discretionary contribution set by the Board of Directors for salaried employees. Expense for contributions was approximately $1.0 million, $0.9 million and $0.5 million in fiscal years 1996, 1995 and 1994, respectively.

Note 11:  Income Taxes

     Effective September 26, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Under Statement 109, the Company's deferred tax liabilities and assets are based upon differences in the basis of assets and liabilities for financial statements and tax returns and are determined based on the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     The provision (credit) for income taxes, including $2.8 million allocated to extraordinary items in fiscal 1995, consists of the following:

(In thousands)                  1996        1995      1994
Current                       $(2,112)    $(3,044)   $5,423
Deferred                        1,528      (3,296)    1,959
Provision (credit) for
 income taxes                $   (584)    $(6,340)   $7,382

     The income tax provision (credit) differs from the amount computed by applying the statutory federal income tax rate to income (loss), including extraordinary items, before income taxes for the following reasons:

(In thousands)                  1996        1995      1994
Income tax provision
 (credit) at statutory tax
 rate of 35%                  $(3,864)     $(5,808)  $6,606
Change in taxes resulting
from:
 State income taxes,
 net of federal effect           (926)        (150)   1,003

 Dividend income exclusion        (60)        (61)    (200)
 Change in valuation
   allowance                    4,156           -        -
   Other, net                      110       (321)    (27)
Provision (credit) for
 income taxes                 $   (584)   $(6,340) $7,382

     The following represents the components of deferred tax liabilities and assets at September 28, 1996 and September
30, 1995:

(In thousands)                         1996        1995
Deferred tax liabilities:
  Property, plant and equipment       $29,993     $27,646
  Other items                             141       2,196
                                       30,134      29,842
Deferred tax assets:
  Reserves and accruals                 5,343       3,880
  Net operating tax loss
   carryforward                        20,136      18,003
  Alternative minimum tax and
    other tax credit carryforwards      3,393       4,480
  Other items                           2,318       1,907
                                       31,190      28,270
  Valuation allowance                  (4,156)          -
     Net deferred tax assets           27,034      28,270
Net deferred tax liability           $  3,100    $  1,572

For federal income tax purposes, the Company has alternative minimum tax credit carryforwards of approximately $2.9 million, which are not limited by expiration dates, and other tax credit carryforwards of approximately $0.5 million, which expire beginning in 2000. The Company also has net operating tax loss carryforwards of approximately $57.5 million, which expire beginning in 2007. The Company has recorded deferred tax assets related to these carryforwards, net of a deferred tax asset valuation allowance. In estimating the amount of the valuation allowance required, the Company has considered future taxable income related to the reversal of temporary differences in the tax and financial reporting basis of assets and liabilities, and has fully reserved for all deferred tax assets not realizable through such reversals.

Note 12:  Related Party Transactions

     One of the Company's directors/shareholders has a controlling interest in a company which purchases secondary and limited service tubular products from Newport. Sales to this customer were approximately $16.8 million, $16.0 million and $11.0 million for fiscal years 1996, 1995, and 1994, respectively. Trade receivables from this customer were $1.4 million and $0.7 million at the end of fiscal 1996 and 1995, respectively.

Note 13:  Business Segment Information

     The Company operates in two business segments: specialty steel and industrial adhesives. Within the specialty steel segment are the operations of Koppel, a manufacturer of seamless tubular steel products, special bar quality (SBQ) products and semi-finished steel products; and Newport, a manufacturer of welded tubular steel products and hot rolled coils. The Company's specialty steel products consist of: (i) seamless and welded tubular goods primarily used in oil and natural gas drilling and production operations, (oil country tubular goods, or OCTG); (ii) line pipe used in the transmission of oil, gas and other fluids;
(iii) SBQ products primarily used in the manufacture of heavy industrial equipment and (iv) hot rolled coils which are sold to service centers and other manufacturers for further processing. Within the adhesives segment are the operations of Imperial, a manufacturer of industrial adhesives products and footwear finishes products.

     The operations of both segments are conducted principally in the United States. The Company grants trade credit to customers, the most significant of which are distributors serving the oil and natural gas exploration and production industries which purchase tubular steel products from the specialty steel products segment. The following table sets forth selected financial information by business segment for fiscal 1996, 1995 and 1994.

                                           Depre-
                                           ciation
                                  Identi-   and      Capital
                Net    Operating  fiable   Amorti-   Expen-
1996           Sales    Income    Assets   zation    ditures
(In thousands)
Specialty
steel
segment       $369,466  $14,886  $245,642  $20,234  $  7,338
Adhesives
segment         39,916    1,597    15,338      668       231
Corporate
assets and
allocations          -   (4,430)   39,054        -         -
Total
consolidated $409,382  $12,053   $300,034  $20,902  $ 7,569

1995
Specialty
steel
segment      $335,883  $10,428  $ 250,711  $20,862  $13,245

Adhesives
segment        35,469    1,248     13,011      449      485
Corporate
assets and
allocations         -   (3,870)    34,775        -        -
Total
consoli-
dated        $371,352 $  7,806   $298,497  $21,311  $13,730
1994
Specialty
steel
segment      $270,441 $  2,909   $246,295  $18,373  $11,380
Adhesives
segment        32,939    1,150     12,486      416      380
Corporate
assets and
allocations         -   (3,370)    56,546        -        -
Total consoli-
dated        $303,380 $    689   $315,327  $18,789  $11,760



Note 14:  Quarterly Financial Data (Unaudited)

     Quarterly results of operations for 1996 and 1995 are as follows:

(In thousands, except per share amounts)
                     First     Second      Third    Fourth
1996                Quarter    Quarter     Quarter  Quarter
Net sales          $89,295    $104,726    $103,766 $111,595
Gross profit         6,893       9,858      11,400   11,646
Net income (loss)   (3,204)     (1,508)     (1,871)  (3,874)
Net income (loss)
 per common share     (.23)       (.11)       (.14)    (.28)
1995
Net sales           $93,489  $  97,055    $ 94,804 $ 86,004
Gross profit         11,490     10,145      10,592    1,855
Income (loss)
 before extra-
ordinary item            75        447         529   (6,107)
Net income (loss)        75        447         529  (11,307)
Income (loss) per
common share
before extraordinary
item                    .01        .03         .04     (.44)
Net income (loss)
per common share        .01        .03         .04     (.82)

     During the fiscal 1995 fourth quarter, the Company experienced numerous unexpected operational problems, principally at Newport. Newport's melt shop incurred an unusual number of unplanned outages during the quarter related to equipment breakdowns, lightning strikes and power curtailments due to weather conditions. As a result, steel production volume was significantly affected, limiting availability of steel to Newport's hot strip mill and pipe mills. The excessive downtime throughout all of Newport's operations resulted in low operating efficiencies, increased maintenance costs and lost sales opportunities during the quarter. Also impacting the quarter at Newport was a write-down of scrap inventory resulting from year-end physical inventory counts. Shipments of Newport's tubular products totaled 74,400 tons in the fourth quarter of fiscal 1995 compared to 78,700 tons in the third quarter of fiscal 1995 and 83,800 tons in the fourth quarter of fiscal 1994. For the same periods, average selling prices for all of Newport's welded tubular products were $440, $457 and $429 per ton, respectively.

     The fiscal 1995 fourth quarter was also impacted by a decline in shipments of SBQ products from the Company's
Koppel facilities, due to softening in market demand. SBQ shipments totaled 33,800 tons in the fourth quarter of fiscal 1995 compared to 45,100 tons in the third quarter of fiscal 1995 and 36,000 tons in the fourth quarter of fiscal
1994. For the same periods, average selling prices for SBQ products were $503, $503, and $441 per ton, respectively.

     In connection with a fiscal 1995 fourth quarter debt refinancing, the Company incurred prepayment costs and wrote off unamortized debt issuance costs, which resulted in an extraordinary charge of $5.2 million, net of applicable income tax benefit of $2.8 million, or $.38 per share.

Note 15:  Summarized Financial Information

     The Company's Senior Secured Notes are unconditionally guaranteed in full, jointly and severally, by each of the Company's subsidiaries (Subsidiary Guarantors), each of which is wholly-owned. Separate financial statements of the Subsidiary Guarantors are not presented because they are not deemed material to investors. The following is summarized financial information of the Subsidiary Guarantors as of September 28, 1996 and September 30, 1995 and for each of the three years in the period ended September 28, 1996. All significant intercompany accounts and transactions between the Subsidiary Guarantors have been eliminated.

 (In thousands)                September 28,  September 30,
                                    1996          1995
Current assets                   $123,803     $  111,371
Noncurrent assets                 151,110        167,863

Current liabilities                61,980         50,933

Payable to parent                $162,593      $ 169,079
Other noncurrent liabilities        9,953          9,779
     Total noncurrent
      liabilities                $172,546      $ 178,858


                                    Fiscal Year Ended
(In thousands)                  1996      1995       1994
Net sales                    $409,382   $371,352   $303,380
Gross profit                   39,797     34,082     25,219
Net income (loss)              (5,816)    (2,040)    14,689



                          SCHEDULE II

                 NS GROUP, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS

                      (Dollars in thousands)



                                 Reserves Deducted from
                                Assets in Balance Sheets
                             Allowance
                               for             Allowance
                              Doubtful          for Cash
                             Accounts(1)        Discounts(1)

    BALANCE, September
       25, 1993               $   819           $    253
        Additions:
     Charged to costs
     and expenses                 343              2,298
        Deductions:
     Sale of subsidiary          (305)                 -
     Net charges of nature
     for which reserves were
     created                     (220)            (2,245)

    BALANCE, September
     24, 1994                 $   637            $    306

        Additions:
     Charged to costs
      and expenses               586               3,553
        Deductions:
     Net charges of nature
      for which reserves
      were created              (202)             (3,330)

    BALANCE, September
     30, 1995                $ 1,021             $    529


     Additions:
      Charged to costs
      and expenses               744               3,487

        Deductions:
     Net charges of nature
     for which reserves were
     created                  (1,008)              (3,675)


    BALANCE, September
      28, 1996              $   757             $    341


(1)  Deducted from accounts receivable


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference from the Company's
Proxy Statement dated December 23, 1996 for the Annual
Meeting of Shareholders on February 13, 1997, under the caption "Election of Directors - Nominees for Election as
Directors"; "Share Ownership of Certain Beneficial Owners and Management - footnote (5)"; "Information Regarding
Meetings and Committees of the Board of Directors -
Committees of the Board ";  and "Section 16(a) Beneficial
Ownership Reporting Compliance".

ITEM 11.       EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Company's
Proxy Statement dated December 23, 1996 for the Annual
Meeting of Shareholders on February 13, 1997, under the caption "Information Regarding Meetings and Committees of the Board of Directors - Director Compensation"; "Executive
Compensation"; and  "Compensation Committee Interlocks and
Insider Participation".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

     Incorporated herein by reference from the Company's
Proxy Statement dated December 23, 1996 for the Annual
Meeting of Shareholders on February 13, 1997, "Share
Ownership of Certain Beneficial Owners and Management".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Company's
Proxy Statement dated December 23, 1996 for the Annual
Meeting of Shareholders on February 13, 1997, under the caption "Compensation Committee Interlocks and Insider
Participation" and  "Certain Transactions".



PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND
REPORTS ON FORM  8-K

(a) 1. Consolidated Financial Statements - Audited consolidated financial statements and supplementary data required by this item are presented and listed in Part II,
Item 8.

(a) 2. Consolidated Financial Statement Schedule - The financial statement schedule required to be filed as a part of this report is presented in Part II, Item 8.

(a)   3.  Exhibits - Reference is made to the Index to
Exhibits, which is included herein as part of this report

(b)   Reports on Form 8-K - None

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NS GROUP, INC.

Date:  December 13, 1996     By: /s/John R. Parker
                             John R. Parker, Vice President,
                             Treasurer and Chief Financial
                             Officer


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


Date: December 13, 1996     /s/Clifford R. Borland
                            Clifford R. Borland,
                            Chief Executive Officer and
                            Director


Date: December 13, 1996     /s/Paul C. Borland, Jr.
                            Paul C. Borland, Jr.
                           President and
                           Chief Operating
                           Officer and Director


Date: December 13, 1996     /s/John R. Parker
                            John R. Parker, Vice President,
                           Treasurer and Chief Financial
                           Officer
                           (Principal Financial Officer)


Date: December 13, 1996    /s/Thomas J. Depenbrock
                           Thomas J. Depenbrock
                            Vice President and Corporate
                           Controller


Date: December 13, 1996     /s/Ronald R. Noel
                            Ronald R. Noel
                            Vice President and Director


Date: December 13, 1996    /s/John B. Lally
                           John B. Lally, Director


Date: December 13, 1996    /s/Patrick J. B. Donnelly
                          Patrick J. B. Donnelly, Director


Date: December 13, 1996   /s/R. Glen Mayfield
                         R. Glen Mayfield, Director


INDEX TO EXHIBITS

 Number                           Description

3.1     Amended and Restated Articles of Incorporation of
Registrant, filed as Exhibit 3.1 to Amendment No. 1 to
Registrants' Form S-1 dated January 17,1995, File No.
33-56637, and incorporated herein by this reference

3.2     Amended and restated By-Laws of Registrant, dated
December 4, 1995, filed as Exhibit 3.2 to Company's Form
10-K for the fiscal year ended September 30, 1995, File No.
1-9838, and incorporated herein by this reference

        Exhibit 4.1 through 4.20 and 4.22 were filed as exhibits under their respective Exhibit numbers to Registrant's Form 10-Q for the quarterly period ended July
1, 1995, File No. 1-9838, and are incorporated herein by this reference

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

INDEX TO EXHIBITS (Continued)

Number                         Description

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


4.17      Subsidiary Guarantee

4.18 Intercreditor Agreement between the Trustee and the Bank of New York Commercial Corporation, as agent under the Credit Facility

4.19 Agreement between the Trustee, Koppel and the Commonwealth of Pennsylvania, Department of Commerce

4.20 Subordination Agreement between the Trustee and the City of Dayton, Kentucky

4.21 Revolving Credit, Guaranty and Security Agreement among Bank of New York Commercial Corporation, PNC Bank Ohio, N.A., Newport, Koppel, Imperial, the Company, Erlanger, Northern Kentucky Air, Inc. and Northern
Kentucky Management, Inc.,filed as Exhibit 4.21 to
Company's Form 10-Q for the quarterly period ended July
1, 1995, File No. 1-9838, and incorporated herein by this reference; Amendment No. 1 dated October 23, 1995 and Amendment No. 2 dated December 21, 1995 filed as Exhibit
4.21 to Company's Form 10-Q for the quarterly period ended December 30, 1995, File No. 1-9838, and incorporated herein by this reference; Amendment No. 3 dated February 14, 1996, filed as Exhibit 4.1 to Company's Post-Effective Amendment No. 1 on Form S-3 to Form S-1 Registration Statement, Registration No. 33-56637,and incorporated herein by this reference; and Amendment No. 4 dated September 12, 1996, filed herewith

4.22    Warrant Agreement between the Company and The
Huntington National Bank, as warrant agent

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

INDEX TO EXHIBITS (Continued)

Number                      Description

10.5 Company's 1993 Incentive Stock Option Plan, filed as Exhibit 1 to Company's Proxy Statement dated December 22, 1992, File No. 1-9838, and incorporated herein by this reference
10.6 Transfer Agreement, dated September 29, 1993, filed on September 28, 1993 as Exhibit 10.2 to
Amendment No. 2 to the Registration Statement on Form S-1 of Kentucky Electric Steel, Inc., File
No. 33-67140, and incorporated herein by this reference

10.7 Tax Agreement, dated October 6, 1993, by and among NS Group, Inc., Kentucky Electric Steel, Inc. and NSub I, Inc. (formerly Kentucky Electric Steel Corporation), filed as Exhibit 10(h) to Company's Form 10-K for the fiscal year ended September 25, 1993, File No. 1-9383, and incorporated herein by this reference

10.8 Registration Rights Agreement dated October 6, 1993 among Kentucky Electric Steel, Inc., NS Group, Inc. and NSub I, Inc. (formerly Kentucky Electric Steel Corporation), filed as Exhibit 10(i) to Company's Form 10-K for fiscal year ended September 25, 1993, File No. 1-9383, and incorporated herein by this reference

10.9      Form of 11% Subordinated Convertible Debenture due
2005, filed as Exhibit 4.1 to Company's Form 8-K dated
October 18, 1990, File No. 1-9838, and incorporated herein by this reference

10.10     Form of Warrant dated October 4, 1990, filed as
Exhibit 4.2 to Company's Form 8-K dated October 18, 1990,
File No. 1-9838, and incorporated herein by reference; and First Amendment to Warrant dated September 26, 1992, filed as Exhibit 4(c) to Company's Form 10-K for the fiscal year ended September 26, 1992, File No. 1-9838, and incorporated herein by this reference

10.11     Company's 1995 Stock Option and Stock Appreciation
Rights Plan, filed as Exhibit A to Company's Proxy Statement dated December 27, 1995, File No. 1-9838, and incorporated herein by this reference

21      Subsidiaries of Registrant, filed as Exhibit 21 to
Company's Form 10-K for the fiscal year ended September 30, 1995, File No. 1-9838, and incorporated herein by this reference 23 Consent of Independent Public Accountants

24     Power of Attorney (contained on Signature Page)

27     Financial Data Schedule