Form 10-Q
period 1996-12-28
NS GROUP INC
filed 1997-02-07
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                           FORM 10-Q


         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 28, 1996

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, no par value             13,812,663     (Class)
          (Outstanding at
         January 31, 1997)


                            NS GROUP, INC.

                               INDEX


     PART I    FINANCIAL INFORMATION                      PAGE


      Item 1     Financial Statements

       Condensed Consolidated Balance Sheets                  3
       Condensed Consolidated Statements of Operations        4
       Condensed Consolidated Statements of Cash Flows        5
       Notes to Condensed Consolidated Financial Statements   6

      Item 2     Management's Discussion and Analysis of
          Financial Condition and Results of
                 Operations                                  11

     PART II   OTHER INFORMATION

      Item 6     Exhibits and Reports on Form 8-K            19



     NS GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED BALANCE SHEETS
     AS OF DECEMBER 28, 1996 AND SEPTEMBER 28, 1996
     (Dollars in thousands) (Unaudited)

                                   December 28,  September 28,
     CURRENT ASSETS                  1 9 9 6         1 9 9 6

       Cash and cash equivalents    $    2,881    $    3,442
       Short-term investments           25,910        13,855
       Accounts receivable, less
       allowance for doubtful
       accounts of $847 and $757,
       respectively                     49,416        51,824
       Inventories                      52,461        53,317
       Other current assets             28,697       28,037

         Total current assets          159,365      150,475

     PROPERTY, PLANT AND EQUIPMENT     273,132      272,286
       Less - accumulated depreciation(142,875)    (138,512)

                                       130,257      133,774
     OTHER ASSETS                       14,792       15,785

         Total assets                 $304,414     $300,034

     CURRENT LIABILITIES
       Notes payable                  $    443     $    879
       Accounts payable
                                        41,810       41,847
       Other current liabilities        28,791       24,376
       Current portion of long-term
       debt                              2,477        2,468

         Total current liabilities      73,521       69,570

     LONG-TERM DEBT                    164,381      164,789

     DEFERRED TAXES                      9,415        8,559

     COMMON SHAREHOLDERS' EQUITY
       Common stock, no par value       49,004       49,004
       Common stock options and
        warrants                         2,781        2,774
       Unrealized loss on available
       for sale securities              (1,562)      (1,287)
       Retained earnings                 6,874        6,625

         Total common shareholders'
          equity                        57,097       57,116

         Total liabilities and
         shareholders' equity         $304,414     $300,034



     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

     NS GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTH PERIODS ENDED
     DECEMBER 28, 1996 AND DECEMBER 30, 1995
     (In thousands, except per share amounts)
     (Unaudited)


                               December 28,       December 30,
                                1 9 9 6             1 9 9 5


     NET SALES                  $105,167            $  89,295
     COST AND EXPENSES
       Cost of products sold      92,824               82,402
       Selling and administrative
       expenses                    6,398                6,286


       Operating income            5,945                  607

     OTHER INCOME (EXPENSE)
       Interest expense           (6,063)              (6,055)
       Interest income               307                  125
       Other, net                     83                  698

       Income (loss) before
       income taxes                  272               (4,625)

     PROVISION (CREDIT) FOR
       INCOME TAXES                   23               (1,421)

       Net income (loss)        $    249             $ (3,204)

     NET INCOME (LOSS) PER
       COMMON SHARE                 $.02                $(.23)

     WEIGHTED AVERAGE SHARES
      OUTSTANDING                 13,809               13,809


     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

     NS GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTH PERIODS ENDED
     DECEMBER 28, 1996 AND DECEMBER 30, 1995
     (Dollars in thousands)   (Unaudited)



                                 December 28,      December 30,
                                   1 9 9 6            1 9 9 5

     CASH FLOWS FROM OPERATING
     ACTIVITIES
      Net income (loss)          $     249           $(3,204)
      Adjustments to reconcile
      net income (loss)
      to net cash flows from
      operating activities:
      Depreciation and
      amortization                   4,452             4,725
        Amortization of debt
      discount and finance costs       418               409
        Increase (decrease) in
        long-term deferred taxes     1,005            (1,746)
        Decrease in accounts
        receivable, net              2,408             3,842
        (Increase) decrease in
         inventories                   856            (9,682)
        (Increase) decrease in
         other current assets       (1,115)            3,374
        Increase (decrease) in
        accounts payable               (37)            4,256
        Increase in accrued
        liabilities                  4,415             4,161

           Net cash flows from
           operating activities     12,651             6,135

     CASH FLOWS FROM INVESTING ACTIVITIES
        Increase in property,
        plant and equipment, net      (835)           (1,844)
        (Increase) decrease in
         other assets                 682               (304)
            Net cash flows from
           investing activities      (153)            (2,148)

     CASH FLOWS FROM FINANCING ACTIVITIES
        Decrease in notes payable    (436)               (255)

        Repayments on long-term debt (568)              (175)

           Net cash flows from
           financing activities    (1,004)              (430)

           Net increase in cash
           and short-term
           investments             11,494               3,557


     CASH AND SHORT-TERM
      INVESTMENTS AT
      BEGINNING OF YEAR            17,297             11,251

     CASH AND SHORT-TERM
     INVESTMENTS AT
     END OF PERIOD                $28,791            $14,808

       Cash paid during the period for:
         Interest                $  1,133           $  1,190
         Income taxes, net
         of refunds              $      3           $   (650)

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

          The accompanying information reflects, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Reference should be made to NS Group, Inc.'s Form 10-K for the fiscal year ended September 28, 1996 for additional footnote disclosure, including a summary of significant accounting policies.

          In the first quarter of fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 (Statement 121). Statement 121 establishes accounting standards for impairment of long-lived assets to be held and used and for long-lived assets that are to be disposed. The impact on the Company's financial statements from the adoption of Statement 121 was not material.

          In the first quarter of fiscal 1997, the Company also adopted Statement of Financial Accounting Standards No. 123 (Statement 123). Statement 123 establishes accounting and reporting standards for stock-based employee compensation plans. As permitted under Statement 123 the Company has elected to remain on the intrinsic value based method of accounting for stock-based employee compensation plans. As such, beginning with the 1997 fiscal year-end, Statement 123 requires pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied.

          Certain amounts for the prior period have been reclassified in the accompanying condensed consolidated financial statements to conform to fiscal 1997 presentation.

          The Company's fiscal year ends on the last Saturday of September.

     Note 2:  Inventories

          At December 28, 1996 and September 28, 1996, inventories stated at the lower of LIFO (last-in, first-out) cost or market represent approximately 32% and 36% of total inventories before the LIFO reserve, respectively. Inventories consist of the following components ($000's):

                             December 28,    September 28,
                               1 9 9 6         1 9 9 6
     Raw materials            $  6,867       $  5,948
     Semi-finished
     and finished goods         48,716         50,471
                                55,583         56,419
          LIFO reserve          (3,122)        (3,102)
                               $52,461        $53,317


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

          The Company has on its property at Newport a permitted hazardous waste disposal facility. Newport's permit for operating the hazardous waste disposal facility requires that it investigate, test, and analyze for potential releases of hazardous constituents from its closed loop water recirculating system. Any contamination documented as a result of the investigation would require certain cleanup measures; however, the Company believes that the cost of any such cleanup measures, if required, would not be material.

          In November 1996, Koppel received a Notice of Violation from the EPA alleging violations of the Clean Air Act and the Pennsylvania State Implementation Plan. The violations allegedly occurred during 1995 and 1996 and pertain to air emissions from Koppel's electric arc furnace operations. At this time, the Company is unable to determine if the EPA will assess civil penalties as a result of the alleged violations, or the extent of any such potential penalties.

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

          The Company expects to recover and has recorded a $2.3 million receivable relating to insurance claims for the recovery of disposal costs which will be filed with the applicable insurance carrier at the time such disposal costs are incurred. As of December 28, 1996, claims recorded in connection with disposal costs exhaust available insurance coverage. Based on current knowledge, management believes the recorded gross reserves of $4.4 million for disposal costs pertaining to these incidents are adequate.

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

          Capital expenditures for the next twelve months relating to environmental control facilities are expected to be approximately $1.0 million; however, such expenditures could be influenced by new or revised environmental regulations and laws or new information or developments with respect to the Company's operating facilities.

          As of December 28, 1996, the Company had environmental remediation reserves of $4.4 million which pertain almost exclusively to accrued disposal costs for radiation contaminated dust. As of December 28, 1996, the estimated range of possible losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the Consent Order, the Company cannot estimate the range of possible losses should the Company ultimately not be indemnified. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the Consent Order or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     Note 4:  Summarized Financial Information

          The Company's Senior Secured Notes are
     unconditionally guaranteed in full, jointly and severally, by each of the Company's subsidiaries (Subsidiary Guarantors), each of which is wholly-owned. Separate financial statements of the Subsidiary Guarantors are not presented because they are not deemed material to investors. The following is summarized financial information of the Subsidiary Guarantors as of December 28, 1996 and September 28, 1996 and for the three month periods ended December 28, 1996 and December 30, 1995.
     All significant intercompany accounts and transactions between the Subsidiary Guarantors have been eliminated.


                             December 28,      September 28,
                               1996                1996
                              (Dollars in thousands)

          Current assets      $128,094       $123,803
          Noncurrent assets   $138,799       $151,110

          Current liabilities $ 61,488       $ 61,980

          Payable to parent   $159,315       $162,593
          Other noncurrent
           liabilities           9,731          9,953
               Total non-
          current liabilities $169,046       $172,546



                                Three Months Ended
                              December 28,      December 30,
                                 1996                1995
                                 (Dollars in thousands)

               Net sales      $105,167       $   89,295
               Gross profit   $ 12,343       $    6,893
               Net income
                (loss)        $  1,296       $   (2,386)


     NS GROUP, INC. AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

     General

          The Company operates in two business segments: specialty steel and industrial adhesives. Within the specialty steel segment are the operations of Koppel, a manufacturer of seamless tubular steel products and special bar quality (SBQ) products and Newport, a manufacturer of welded tubular steel products and hot rolled coils. The Company's specialty steel products consist of: (I) seamless and welded oil country tubular goods (OCTG) primarily used in oil and natural gas drilling and production operations; (ii) line pipe used in the transmission of oil, gas and other fluids; (iii) SBQ products primarily used in the manufacture of heavy industrial equipment; and (iv) hot rolled coils which are sold to service centers and other manufacturers for further processing. Within the adhesives segment are the operations of Imperial, a manufacturer of industrial adhesives products.

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

     Results of Operations

          The Company's net sales, cost of products sold and operating results by business segment for the three month periods ended December 28, 1996 and December 30, 1995 are summarized below.

                                   Three Months Ended
                                December 28, December 30,
                                    1996        1995
                                 (Dollars in thousands)

     Net sales
       Specialty steel segment
          Koppel                 $  46,894   $  42,043
          Newport                   48,086      38,339
                                    94,980      80,382
       Adhesives segment            10,187       8,913
                                 $ 105,167   $  89,295
     Cost of products sold
       Specialty steel segment
           Koppel                $  43,372   $  37,481
           Newport                  41,706      37,937
                                    85,078      75,418
       Adhesives segment             7,746       6,984
                                 $  92,824   $  82,402
     Operating income
       Specialty steel segment
           Koppel                $   1,640   $   3,049
           Newport                   5,021      (1,623)
                                     6,661       1,426
       Adhesives segment               244         132
       Corporate allocations         ( 960)       (951)
                                 $   5,945   $     607

          Sales data for the Company's specialty steel segment for the three month periods ended December 28, 1996 and December 30, 1995 were as follows:

                                  Three Months Ended
                               December 28,  December 30,
                                   1996          1995

     Tons shipped
       Koppel
         Seamless tubular           33,600      34,100
         SBQ                        36,000      28,900
       Newport
         Welded tubular             93,800      74,800
         Hot rolled coils and
         other products              7,700      11,000
                                   171,100     148,800
     Net sales ($000's)
       Koppel
         Seamless tubular       $   30,917    $ 28,063
         SBQ                        15,977      13,980
       Newport
         Welded tubular             44,890      34,176
         Hot rolled coils and
         other products              3,196       4,163
                                $   94,980    $ 80,382


          Net sales for the first quarter of fiscal 1997 increased $15.9 million, or 17.8%, from the first quarter of fiscal 1996 to $105.2 million. Specialty steel segment net sales increased $14.6 million, or 18.2%, and the adhesives segment net sales increased $1.3 million, or 14.3%. The overall increase in specialty steel segment net sales was primarily attributable to increased shipments of the Company's tubular products as more fully discussed below.

          Total seamless tubular net sales for the fiscal 1997 first quarter increased $2.9 million, or 10.2%, on a volume decrease of 1.5% from the first quarter of fiscal
     1996.   The increase in total seamless tubular net sales
     for the quarter was due to increased shipments and average selling prices for seamless OCTG products, from the comparable prior year period. These increases were attributable to increased domestic and world wide drilling activity, including off-shore drilling and, with respect to pricing, changes in product mix. The increase in total seamless tubular net sales was moderated by a decrease in sales and shipments of seamless line pipe. Fiscal 1997 first quarter average selling prices for all seamless tubular products increased 11.8% over the first quarter of fiscal 1996.

          Total welded tubular net sales for the quarter increased $10.7 million, or 31.3%, on a volume increase of 25.4%, from the comparable prior year period. The increase in total welded tubular net sales for the first quarter was primarily attributable to an increase in shipments of welded OCTG products over the first quarter of fiscal 1996. Welded OCTG shipments were impacted by a 10.6% increase in domestic drilling activity from the first quarter of fiscal 1996. The increase in total welded tubular net sales and shipments was moderated by a decline in welded line pipe sales and shipments from the fiscal 1996 first quarter, which resulted, in part, from the Company's increased emphasis on welded OCTG products. The average selling price for all welded tubular products in the first quarter of fiscal 1997 was $479 per ton, a 4.8% increase from the comparable prior year period. The increase was due to the improved OCTG market and to changes in product mix.

          The demand for the Company's OCTG products is cyclical in nature, being primarily dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The average number of oil and natural gas drilling rigs in operation in the United States (rig count) was 846 in the first quarter of fiscal 1997, up from 765 in the comparable period of fiscal 1996. The level of drilling activity is largely a function of the current prices of oil and natural gas and the industry's future price expectations. Demand for OCTG products is also influenced by the levels of inventory held by producers, distributors and end users. In addition, the demand for OCTG products produced domestically is also significantly impacted by the level of foreign imports of OCTG products. The level of OCTG imports is affected by: (I) the value of the U.S. dollar versus other key currencies; (ii) overall world demand for OCTG products; (iii) the production cost competitiveness of domestic producers; (iv) trade practices of, and government subsidies to, foreign producers; and (v) the presence or absence of governmentally imposed trade restrictions in the United States.

          The U. S. government is currently imposing duties on the imports of various OCTG products from certain foreign countries in response to antidumping and countervailing duty cases filed by several U.S. steel companies. The Company cannot predict the U.S. government's future actions regarding import duties or other trade restrictions on imports of OCTG products.

           SBQ product net sales for the first quarter of fiscal 1997 increased $2.0 million, or 14.3%, on a volume increase of 24.6% from the comparable prior year period. Fiscal 1997 first quarter average selling price for SBQ products declined 8.3% from the first quarter of fiscal 1996. While shipments of SBQ products have stabilized and are above comparable prior year levels, market and competitive conditions resulted in lower pricing. Other product shipments in the first quarter of fiscal 1997 were primarily attributable to the sale of hot rolled coils. The demand for the Company's SBQ and hot rolled coil products is cyclical in nature and is sensitive to general economic conditions.

          Gross profit for the first quarter of fiscal 1997 increased $5.5 million from the first quarter of fiscal 1996 for a gross profit margin of 11.7% in fiscal 1997 compared to 7.7% in the first quarter of fiscal 1996. The specialty steel segment gross profit increased $4.9 million for the three month period and gross profit margin increased to 10.4% from 6.2% in the first quarter of fiscal 1996. The increase in specialty steel segment gross profit and margin for the three month comparable periods was attributable to Newport's operations, where gross profit margins increased from 1.0% to 13.3% as a result of improved operating efficiencies, cost reduction initiatives, as well as higher shipments and average selling prices. Koppel's gross profit margins declined from 10.9% in the prior year three month period to 7.5% for the current year, primarily due to lower operating efficiencies resulting from a scheduled repair and maintenance shut down in its tubular operations as well as a decline in SBQ pricing, as discussed above.

          The adhesives segment gross profit increased $0.5 million for the first fiscal quarter due primarily to an increase in sales volume and slightly lower raw material costs. Gross profit margin for the first quarter of fiscal 1997 was 24.0% compared to 21.6% for the comparable fiscal 1996 period. The increase was primarily a result of increased sales of higher margin products.

          Fiscal 1997 first quarter selling and administrative expenses increased $0.1 million from the first quarter of fiscal 1996 and decreased as a percentage of net sales to 6.1% from 7.0% in the comparable prior year period.

          As a result of the above factors, operating income increased $5.3 million, from $0.6 million in the first quarter of fiscal 1996 to $5.9 million in the current
     quarter.   The increase in operating income was almost
     solely attributable to the specialty steel segment and was primarily due to improved operations at the Company's welded tubular operations combined with increased shipments and average selling prices for welded and seamless OCTG products. The specialty steel segment was also impacted by lower operating efficiencies at the Company's seamless tubular operations resulting from a scheduled repair and maintenance shut down.

          Interest expense was unchanged at $6.1 million for the first quarter of fiscal 1997 and 1996, and interest income increased $0.2 million for the same periods as a result of higher average invested cash and short-term investment balances.

          Other income (expense), net decreased $0.6 million for the three month periods. The prior year comparable period includes income from property claims filed with the Company's insurance company in previous years.

          As a result of the above factors, the Company reported net income of $0.2 million, or $.02 per share, in the first quarter of fiscal 1997 compared to a net loss of $3.2 million, or a $.23 loss per share in the first quarter of fiscal 1996.

      Liquidity and Capital Resources

          Working capital at December 28, 1996 was $85.8 million compared to $80.9 million at September 28, 1996. The current ratio was 2.17 to 1 at December 28, 1996 compared to 2.16 to 1 at September 28, 1996. At December 28,1996, the Company had cash and short-term investments totaling $28.8 million, $1.9 million of which was restricted in an environmental trust account related to a permitted hazardous waste disposal facility located on the Company's property at Newport. At December 28, 1996, the Company had no outstanding advances against its $45.0 million revolving credit facility (Credit Facility); however, $27.5 million of the Credit Facility secured various letters of credit issued primarily in connection with the purchase of steel slabs at Newport, of which $10.3 million is due in January of 1997.

          Net cash flows provided by operating activities totaled $12.7 million in the first quarter of fiscal 1997, compared to $6.1 million in the comparable prior year period. The Company recorded net income of $0.2 million in the first quarter of fiscal 1997 compared to a net loss of $3.2 million in the first quarter of fiscal 1996.
     Major sources of cash from operating activities in the first quarter of fiscal 1997 included $4.9 million in non-cash depreciation and amortization charges; a $4.4 million increase in accrued liabilities primarily resulting from accrued interest expense on the Company's senior secured notes, which have a scheduled $8.9 million interest payment in January of 1997; a $2.4 million decrease in accounts receivable, primarily due to lower sales in December 1996 at Koppel, resulting from the scheduled repair and maintenance shut down; and an increase in long-term deferred taxes and a decrease in inventories of $1.0 million and $0.9 million, respectively. The major use of cash in operating activities for the period was a $1.1 million increase in other current assets.

          For the first quarter of fiscal 1996, net cash flows used in operating activities of $6.1 million were primarily impacted by a $9.7 million increase in inventories resulting from the purchase of steel slabs at Newport and a $1.7 million decrease in long-term deferred taxes. Offsetting these uses were $5.1 million in non-cash depreciation and amortization charges; a $4.3 million increase in accounts payable, resulting primarily from the purchase of steel slabs; a $4.2 million increase in accrued liabilities, primarily from accrued interest expense on the Company's senior secured notes; a decrease in accounts receivable resulting from a decline in sales and a decrease in other current assets primarily due to the collection of previously filed insurance claims.

          The Company invested $0.8 million in capital expenditures during the first quarter of fiscal 1997, primarily related to improvements to and acquisition of machinery and equipment in the specialty steel segment. The Company currently estimates that fiscal 1997 capital spending will approximate $9.0 million, primarily in the specialty steel segment, and its sources for funding capital expenditures include cash flow from operations, available cash and short-term investments, as well as available borrowing sources. The Company also generated $0.7 million in cash from the sale of certain investment property.

          Net cash flows from financing activities in the first quarter of fiscal 1997 included repayments on long-term debt of $0.6 million, compared to long-term debt repayments of $0.2 million in the first quarter of fiscal
     1996.

          Earnings before interest, taxes, depreciation and amortization (EBITDA) were $10.8 million in the first quarter of fiscal 1997 compared to $6.2 million in the first quarter of fiscal 1996. EBITDA is calculated as net income (loss) plus interest expense, taxes, depreciation and amortization. EBITDA provides additional information for determining the Company's ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance or as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

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

          In November 1996, Koppel received a Notice of Violation from the EPA alleging violations of the Clean Air Act and the Pennsylvania State Implementation Plan. The violations allegedly occurred during 1995 and 1996 and pertain to air emissions from Koppel's electric arc
     furnace operations.   At this time, the Company is unable
     to determine if the EPA will assess civil penalties as a result of the alleged violations, or the extent of any such potential penalties.

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

          In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at Newport, resulting in the contamination of a quantity of electric arc furnace dust. The Company is investigating and evaluating various issues concerning storage, treatment and disposal of the radiation contaminated electric arc furnace dust; however, a final determination as to method of treatment and disposal, cost and further regulatory requirements cannot be made at this time. Depending on the ultimate timing and method of treatment and disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current estimates and
     the Company's insurance coverage.    The Company expects
     to recover and has recorded a $2.3 million receivable relating to insurance claims for the recovery of disposal costs which will be filed with the applicable insurance carrier at the time such disposal costs are incurred. As of December 28, 1996, claims recorded in connection with disposal costs exhaust available insurance coverage.
     Based on current knowledge, management believes the recorded gross reserves of $4.4 million for disposal costs pertaining to these incidents are adequate.

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

          Capital expenditures for the next twelve months relating to environmental control facilities are expected to be approximately $1.0 million; however, such expenditures could be influenced by new and revised environmental regulations and laws or new information or developments with respect to the Company's operating facilities.

          As of December 28, 1996, the Company had environmental remediation reserves of $4.4 million, which pertain almost exclusively to accrued disposal costs for radiation contaminated dust. As of December 28, 1996, the estimated range of possible losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the Consent Order, the Company cannot estimate the range of possible losses should the Company ultimately not be indemnified. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the Consent Order or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


     PART II   -    OTHER INFORMATION

     ITEM 1.        Legal Proceedings

          For a discussion regarding the Consent Order entered into by the Company and the EPA and the Notice of Violation received by Koppel from the EPA, see
     Management's Discussion and Analysis of Financial
     Condition and Results of Operations - Other Matters -
     Environmental Matters.

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


                              NS GROUP, INC.




     Date: February 3, 1997   By: /s/Clifford R. Borland
                              Clifford R. Borland
                              Chairman and Chief Executive
                              Officer




     Date: February 3, 1996   By:  /s/John R. Parker
                              John R. Parker
                              Vice President and Treasurer

     INDEX TO EXHIBITS


     Number                 Description

     3.1 Amended and Restated Articles of Incorporation of Registrant, filed as Exhibit 3.1 to Amendment No. 1 to Registrants' Form S-1 dated January 17, 1995, File No. 33-56637, and incorporated herein by this reference

     3.2  Amended and restated By-Laws of Registrant, dated
     December 4,1995, filed as Exhibit 3.2 to Company's Form
     10-K for the fiscal year ended September 30,1995, File No.
     1-9838, and incorporated herein by this reference

     4.21 Revolving Credit, Guaranty and Security Agreement among Bank of New York Commercial Corporation, PNC Bank Ohio, N.A., Newport, Koppel, Imperial, the Company, Erlanger, Northern Kentucky Air, Inc. and Northern Kentucky Management, Inc., filed as Exhibit 4.21 to Company's Form 10-Q for the quarterly period ended July 1, 1995, File No. 1-9838, and incorporated herein by this reference; Amendment No. 1 dated October 23, 1995 and Amendment No. 2 dated December 21, 1995 filed as Exhibit
     4.21 to Company's Form 10-Q for the quarterly period ended December 30, 1995, File No. 1-9838, and incorporated herein by this reference; Amendment No. 3 dated February 14, 1996, filed as Exhibit 4.1 to Company's Post-Effective Amendment No. 1 on Form S-3 to Form S-1 Registration Statement, Registration No. 33-56637, and incorporated herein by this reference; Amendment No. 4 dated September 12,1996, filed as exhibit 4.21 to Company's Form 10-K for the fiscal year ended September 28,1996, File No. 1-9838, and incorporated herein by this reference; and Amendment No. 5 dated December 27, 1996, filed herewith

     27   Financial Date Schedule