Form 10-Q
period 1997-03-29
NS GROUP INC
filed 1997-05-09
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


FORM 10-Q


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 29, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value         13,866,163
(Class)                      (Outstanding at May 5, 1997)

NS GROUP, INC.

INDEX


PART I    FINANCIAL INFORMATION                      PAGE


Item 1   Financial Statements

Condensed Consolidated Balance Sheets                   3
Condensed Consolidated Statements of Operations         4
Condensed Consolidated Statements of Cash Flows         5
Notes to Condensed Consolidated Financial Statements    6

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations  11

PART II   OTHER INFORMATION

Item 1   Legal Proceedings                             21
Item 4   Submission of Matters to a Vote of
         Security-Holders                              21
Item 6   Exhibits and Reports on Form 8-K              21

NS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 29, 1997 AND SEPTEMBER 28, 1996
(Dollars in thousands) (Unaudited)

                                  March 29,    September 28,
                                  1 9 9 7          1 9 9 6
CURRENT ASSETS

  Cash and cash equivalents     $    1,744      $    3,442
  Short-term investments            18,057          13,855
  Accounts receivable, less
  allowance for doubtful
  accounts of $854 and $757,
  respectively                      50,569          51,824
  Inventories                       64,221          53,317
  Other current assets              25,961          28,037

    Total current assets           160,552         150,475

PROPERTY, PLANT AND EQUIPMENT      274,641         272,286
  Less - accumulated depreciation (146,762)        (138,512)

                                   127,879          133,774

OTHER ASSETS                        13,489          15,785

    Total assets                  $301,920        $300,034

CURRENT LIABILITIES
  Notes payable                   $      -        $    879
  Accounts payable                  42,671          41,847
  Other current liabilities         25,820          24,376
  Current portion of long-term
  debt                               2,483           2,468

    Total current liabilities       70,974          69,570

LONG-TERM DEBT                     163,722         164,789

DEFERRED TAXES                       8,077           8,559

COMMON SHAREHOLDERS' EQUITY
  Common stock, no par value        49,040          49,004
  Common stock options and
  warrants                           2,789           2,774
  Unrealized loss on available
  for sale securities               (1,725)         (1,287)
  Retained earnings                  9,043           6,625

    Total common shareholders'
     equity                         59,147          57,116

    Total liabilities and
    shareholders' equity          $301,920       $300,034


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED
MARCH 29, 1997 AND MARCH 30, 1996
(In thousands, except per share amounts)
(Unaudited)

              Three Months Ended        Six Months Ended
              March 29,  March 30,      March 29, March 30,
                1997       1996         1997      1996

NET SALES      $111,110  $104,726       $216,277  $194,021
COST AND EXPENSES
Cost of
products sold    95,373    94,868        188,197   177,270
Selling and
administrative
expenses          6,883     6,967         13,281    13,253
Operating
income            8,854     2,891         14,799     3,498

OTHER INCOME (EXPENSE)

Interest
expense          (6,105)   (6,082)       (12,168)  (12,137)
Interest income     151       146            458       271
Other, net          122      (447)           205       251

Income (loss)
before income
taxes             3,022    (3,492)         3,294    (8,117)

PROVISION (CREDIT)
FOR INCOME TAXES    853    (1,984)           876    (3,405)
Net income
(loss)         $  2,169   $(1,508)      $  2,418  $ (4,712)

NET INCOME
(LOSS) PER
COMMON SHARE       $.16     $(.11)          $.18     $(.34)


WEIGHTED AVERAGE
SHARES
OUTSTANDING      13,814    13,809         13,812     13,809


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED
MARCH 29, 1997 AND MARCH 30, 1996
(Dollars in thousands)   (Unaudited)

                                  March 29,      March  30,
                                   1 9 9 7        1 9 9 6

CASH FLOWS FROM OPERATING
ACTIVITIES
 Net income (loss)                $  2,418         $(4,712)
 Adjustments to reconcile
net income (loss) to net
cash flows from operating
activities:
Depreciation and amortization        8,893          9,522
   Amortization of debt discount
   and finance costs                   838            816
   Decrease in long-term deferred
   taxes                              (245)        (3,009)
   (Increase) decrease in accounts
    receivable, net                  1,255         (3,375)
   Increase in inventories         (11,192)        (1,415)
   Decrease in other current assets    844          5,539
   Increase in accounts payable        824         11,565
   Increase in accrued liabilities   1,444            466

      Net cash flows from operating
      activities                     5,079         15,397

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in property, plant and
   equipment, net                   (2,150)        (4,776)
   Proceeds from sale of equipment     139              -
   (Increase) decrease in
    other assets                     1,670           (344)

      Net cash flows from investing
      activities                      (341)        (5,120)

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in notes payable          (879)          (509)
   Repayments on long-term debt      (1,391)         (741)
   Proceeds from issuance of common
   stock                                 36             -

      Net cash flows from financing
      activities                     (2,234)       (1,250)

      Net increase in cash and
      short-term investments          2,504         9,027

CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF YEAR                   17,297        11,251

CASH AND SHORT-TERM INVESTMENTS AT
 END OF PERIOD                      $19,801       $20,278

  Cash paid during the period for:
    Interest                        $11,267       $10,560
    Income taxes, net of refunds    $  (489)      $(2,571)


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

     In February 1997, the Financial Accounting Standards Board (FASB) issued statement No. 128 (Statement 128) which establishes standards for computing and presenting earnings per share (EPS). Statement 128 replaces primary EPS and fully diluted EPS with a dual presentation of basic EPS and diluted EPS, respectively. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution which would result from any instrument which could result in additional common shares being issued.

     The Company must adopt Statement 128 for fiscal 1998.
The adoption of Statement 128 in fiscal 1998 will not materially affect the amounts reported in the first and second fiscal quarters of 1997.

     Certain amounts for the prior period have been reclassified in the accompanying condensed consolidated financial statements to conform to fiscal 1997 presentation.

     The Company's fiscal year ends on the last Saturday of September.

Note 2:  Inventories

     At March 29, 1997 and September 28, 1996, inventories stated at the lower of LIFO (last-in, first-out) cost or market represent approximately 41% and 36% of total inventories before the LIFO reserve, respectively.
Inventories consist of the following components ($000's):

                         March 29,       September 28,
                          1 9 9 7           1 9 9 6

Raw materials             $ 9,041        $ 5,948
Semi-finished and
finished goods             58,302         50,471
                           67,343         56,419
     LIFO reserve          (3,122)        (3,102)
                          $64,221        $53,317

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

     The Company has on its property at Newport a permitted hazardous waste disposal facility. Newport's permit for operating the hazardous waste disposal facility required that it investigate, test, and analyze for potential releases of hazardous constituents from its closed loop water recirculating system. Based on the findings of its investigation, which have been filed with the EPA, the Company believes that the cost of any remediation, if required, will not be material.

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

     In March 1995, Koppel and the EPA signed a Consent Order relating to an April 1990 RCRA facility assessment (the Assessment) completed by the EPA and the Pennsylvania Department of Environmental Resources. The Assessment was performed in connection with a permit application pertaining to a landfill that is adjacent to the Koppel facilities.
The Assessment identified potential releases of hazardous constituents at or adjacent to the Koppel facilities prior to the Company's acquisition of the Koppel facilities. The Consent Order established a schedule for investigating, monitoring, testing and analyzing the potential releases. Certain remediation has been completed; however, additional remediation may be required. Pursuant to various indemnity provisions in agreements entered into at the time of the Company's acquisition of the Koppel facilities, certain parties have agreed to indemnify the Company against various known and unknown environmental matters. To date, the Company has been fully indemnified against all matters pertaining to the Consent Order and the Company believes that the indemnity provisions provide for it to be fully indemnified against all future matters covered by the Consent Order, including all associated costs, claims and liabilities.

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

     The Company expects to recover and has recorded a $2.3 million receivable relating to insurance claims for the recovery of disposal costs which will be filed with the applicable insurance carrier at the time such disposal costs are incurred. As of March 29, 1997, claims recorded in connection with disposal costs exhaust available insurance coverage. Based on current knowledge, management believes the recorded gross reserves of $4.4 million for disposal costs pertaining to these incidents are adequate.

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

     As of March 29, 1997, the Company had environmental remediation reserves of $4.5 million which pertain almost exclusively to accrued disposal costs for radiation contaminated dust. As of March 29, 1997, the estimated range of possible losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the Consent Order, the Company cannot estimate the range of possible losses should the Company not be indemnified on future matters. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the Consent Order or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 4:  Summarized Financial Information

     The Company's Senior Secured Notes are unconditionally guaranteed in full, jointly and severally, by each of the Company's subsidiaries (Subsidiary Guarantors), each of which is wholly-owned. Separate financial statements of the Subsidiary Guarantors are not presented because they are not deemed material to investors. The following is summarized financial information of the Subsidiary Guarantors. All significant intercompany accounts and transactions between the Subsidiary Guarantors have been eliminated.


                          March 29,     September 28,
                            1997          1996
                        (Dollars in thousands)

Current assets           $141,928       $131,839
Noncurrent assets        $135,319       $143,074

Current liabilities      $ 63,338       $ 61,980

Payable to parent        $164,266       $162,593
Other noncurrent
 liabilities                9,257          9,953
Total noncurrent
 liabilities             $173,523       $172,546


               Three Months Ended       Six Months Ended
             March 29,    March 30,   March 29,    March 30,
               1997         1996        1997       1996

(Dollars in thousands)

Net sales   $111,110     $104,726     $ 216,277    $194,021
Gross
profit      $ 15,737     $  9,858     $  28,080    $ 16,751
Net income
(loss)      $  3,261     $   (847)    $   5,084    $ (3,233)

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

Results of Operations

     The Company's net sales, cost of products sold and operating income by business segment for the three and six month periods ended March 29, 1997 and March 30, 1996 are summarized below.


               Three Months Ended      Six Months Ended
             March 29,  March 30,     March 29,   March 30,
                1997       1996           1997       1996

(Dollars in thousands)

Net sales
Specialty steel
segment
Koppel      $  52,655  $  50,074      $  99,549   $  92,117
Newport        48,244     45,001         96,330      83,340
              100,899     95,075        195,879     175,457


Adhesives
segment        10,211      9,651         20,398      18,564
             $111,110   $104,726       $216,277    $194,021

Cost of products sold
Specialty steel segment

Koppel     $  46,474    $ 42,854       $ 89,846    $ 80,335
Newport       41,194      44,688         82,900      82,625
              87,668      87,542        172,746     162,960
Adhesives
 segment       7,705       7,326         15,451      14,310
           $  95,373    $ 94,868       $188,197    $177,270
Operating income
Specialty steel segment
Koppel     $   4,517    $  5,674       $  6,157    $  8,723
Newport        5,281      (1,868)        10,302      (3,491)
               9,798       3,806         16,459       5,232

Adhesives
segment          383         361            627         493
Corporate
allocations   (1,327)     (1,276)        (2,287)     (2,227)

           $   8,854    $  2,891       $ 14,799    $  3,498

     Sales data for the Company's specialty steel segment for the three and six month periods ended March 29, 1997 and March 30, 1996 were as follows:

                  Three Months Ended        Six Months Ended
               March 29,  March 30,     March 29,  March 30,
                 1997       1996         1997        1996
Tons shipped
Koppel
Seamless
tubular         40,400     41,100       74,000      75,200
SBQ             39,500     32,000       75,500      60,900
Newport
Welded
tubular         90,200     92,100      184,000     166,900
Hot rolled
coils and
other
products         7,600     11,600       15,300      22,600
               177,700    176,800      348,800     325,600

Net sales ($000's)
Koppel
Seamless
tubular     $   35,210  $  35,029    $  66,127    $ 63,092
SBQ             17,445     15,045       33,422      29,025
Newport
Welded
tubular         45,300     40,346       90,190      74,522
Hot rolled
coils and
other
products         2,944      4,655        6,140       8,818
             $ 100,899  $  95,075     $195,879    $175,457

     Net sales for the second quarter of fiscal 1997 increased $6.4 million, or 6.1%, from the second quarter of fiscal 1996 to $111.1 million. For the six month comparable periods, net sales increased $22.3 million, or 11.5%, to $216.3 million. Specialty steel segment net sales increased $5.8 million, or 6.1%, and $20.4 million, or 11.6%, for the three and six month periods, respectively. Adhesives segment net sales increased $0.6 million, or 5.8%, and $1.8 million, or 9.9%, for the three and six month periods, respectively. The overall increase in specialty steel segment net sales was primarily attributable to increased shipments and selling prices of the Company's tubular products as more fully discussed below.

     Total seamless tubular net sales and shipments for the fiscal 1997 second quarter was virtually unchanged, on a volume decrease of 1.7%. Seamless tubular net sales increased $3.0 million, or 4.8%, on a volume decrease of 1.6% for the comparable six month periods. The increase in total seamless tubular net sales for the six month period was primarily due to increased shipments of seamless OCTG products, attributable to increased domestic and international drilling activity, including off-shore drilling. The increase in total seamless tubular net sales for the six month period was moderated by a decrease in sales and shipments of seamless line pipe. Fiscal 1997 second quarter average selling prices for all seamless tubular products increased 2.2% over the second quarter of fiscal 1996 partially due to a change in product mix resulting from an emphasis on OCTG products.

     Total welded tubular net sales for the quarter increased $5.0 million, or 12.3%, on a volume decrease of 2.1%, from the comparable prior year period. The increase in total welded tubular net sales for the quarter was primarily attributable to a 14.6% increase in average selling prices for all welded tubular products. Total welded tubular net sales for the first six months of fiscal 1997 increased $15.7 million, or 21.0%, on a volume increase of 10.2%, from the comparable prior year period. The average selling price for all welded tubular products for the first half of fiscal 1997 was $490 per ton, a 9.6% increase from the same period of fiscal 1996. Selling prices have increased on the strength of the OCTG marketplace, which saw the average number of oil and natural gas drilling rigs in the United States (rig count) increase 21% and 15% over the three and six month periods of a year ago, respectively. Shipments of welded tubular products for the second quarter and first six months of fiscal 1997 were negatively affected by the loss of approximately two weeks of production at one of Newport's welded pipe mills due to weather related flooding.

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

      SBQ product net sales increased $2.4 million, or 16%, on a volume increase of 23.4%, and $4.4 million, or 15.1%, on a volume increase of 24.0% for the comparable three and six month periods. Average selling price for SBQ products for the same periods decreased 6.0% and 7.1%, respectively. While shipments of SBQ products are above comparable prior year levels, market and competitive conditions resulted in lower pricing. Other product shipments in the first quarter of fiscal 1997 were primarily attributable to the sale of hot rolled coils. The demand for the Company's SBQ and hot rolled coil products is cyclical in nature and is sensitive to general economic conditions.

     Gross profit for the second quarter of fiscal 1997 increased $5.8 million from the second quarter of fiscal 1996 for a gross profit margin of 14.2% in fiscal 1997 compared to 9.4% in the second quarter of fiscal 1996. For the six months, gross profit increased $11.3 million for a gross profit margin of 13.0% compared to 8.6% in the comparable prior year period. The specialty steel segment gross profit increased $5.7 million and $10.6 million for the three and six month periods and gross profit margin increased to 13.1% and 11.8%, respectively, from 7.9% and 7.1% for the comparable prior year periods, respectively. The increase in specialty steel segment gross profit and margin for the three and six month comparable periods was attributable to Newport's operations, where gross profit margins increased from 0.7% to 14.6% and 0.9% to 13.9%, respectively, as a result of improved operating efficiencies, cost reduction initiatives, higher average selling prices and increased shipments of welded OCTG product. Koppel's gross profit margin for the three and six month periods decreased from 14.4% to 11.7% and 12.8% to 9.7%, respectively, primarily due to a decrease in SBQ selling prices, and for the six month comparable periods, lower operating efficiencies in its tubular operations resulting from a fiscal 1997 first quarter major maintenance outage.

     The adhesives segment gross profit increased $0.2 million and $0.7 million for the second fiscal quarter and six month periods, respectively, due primarily to an increase in sales volume and slightly lower raw material costs. Gross profit margin for the second quarter of fiscal 1997 was 24.5% compared to 24.1% for the comparable fiscal 1996 period.

     Selling and administrative expenses for the second quarter and first six months of fiscal 1997 were virtually unchanged from the comparable prior year periods and decreased as a percent of sales to 6.2% and 6.1%, respectively, from 6.7% and 6.8% in the second quarter and first six months of fiscal 1996.

     As a result of the above factors, operating income increased $6.0 million, from $2.9 million in the second quarter of fiscal 1996 to $8.9 million in the current quarter. For the six month period operating income increased $11.3 million, from $3.5 million in fiscal 1996 to $14.8 million in the first six months of fiscal 1997. The increase in operating income was almost solely attributable to the specialty steel segment and was primarily due to improved operations at Newport combined with increased shipments and average selling prices for welded OCTG products. Newport's operations were negatively impacted by the loss of approximately two weeks of production at one of its welded pipe mills due to weather related flooding.

     Interest expense was virtually unchanged at $6.1 million and $12.2 million for the second quarter and first six months of fiscal 1997 and 1996, respectively. Interest income was unchanged for the comparable three months and increased $0.2 million for the six month period as a result of higher average invested cash and short-term investment balances.

     Other income (expense), net for the second quarter and first six months of fiscal 1997 was $0.1 million and $0.2 million, respectively. The comparable periods in fiscal 1996 were affected by first quarter income from insurance claims and a second quarter provision for a loss on the sale of non-steel segment fixed assets.

     The Company's combined federal and state effective tax rate for the fiscal 1997 six month period was 26.6%, reflecting a federal provision at the statutory alternative minimum tax rate of 20%. The Company anticipates that it will be providing for and paying federal taxes at the alternative minimum rate for the foreseeable future.

     As a result of the above factors, the Company reported net income of $2.2 million, or $.16 per share, in the second quarter of fiscal 1997 compared to a net loss of $1.5 million, or an $.11 loss per share in the second quarter of fiscal 1996. For the current six month period, the Company reported net income of $2.4 million, or $.18 per share, compared to a net loss of $4.7 million, or a $.34 loss per share, for the first six months of fiscal 1996.

 Liquidity and Capital Resources

     Working capital at March 29, 1997 was $89.6 million compared to $80.9 million at September 28, 1996. The current ratio was 2.26 to 1 at March 29, 1997 compared to
2.16 to 1 at September 28, 1996. At March 29, 1997, the Company had cash and short-term investments totaling $19.8 million, $2.0 million of which was restricted in an environmental trust account related to a permitted hazardous waste disposal facility located on the Company's property at Newport. At March 29, 1997, the Company had no outstanding advances against its $45.0 million revolving credit facility (Credit Facility); however, $27.6 million of the Credit Facility secured various letters of credit issued primarily in connection with the purchase of steel slabs at Newport.

     Net cash flows provided by operating activities totaled $5.1 million in the first six months of fiscal 1997, compared to $15.4 million in the comparable prior year period. The Company recorded net income of $2.4 million in the first six months of fiscal 1997 compared to a net loss of $4.7 million in the first six months of fiscal 1996. Major sources of cash from operating activities in the first six months of fiscal 1997 included $9.7 million in non-cash depreciation and amortization charges; a $1.3 million decrease in accounts receivable and increases in accounts payable and accrued liabilities totaling $2.3 million. The major use of cash in operating activities for the period was an $11.2 million increase in inventories, resulting from increased business activity related primarily to the OCTG marketplace.

     For the first six months of fiscal 1996, net cash flows
used in operating activities were $15.4 million.   Major
uses of cash in operating activities included a $3.0 million decrease in long-term deferred taxes as a result of operating losses and a $3.4 million and $1.4 million increase in accounts receivable and inventories, respectively, resulting from an increase in business activity. Offsetting these uses were $10.3 million in non-cash depreciation and amortization charges; a decrease in other current assets resulting primarily from the collection of previously filed insurance claims; and an increase in accounts payable primarily resulting from the purchase of steel slabs and a general increase in business activity.

     The Company invested $2.2 million in capital expenditures during the first six months of fiscal 1997, primarily related to improvements to and acquisition of machinery and equipment in the specialty steel segment. The Company currently estimates that fiscal 1997 capital spending will approximate $8.0 million, primarily in the specialty steel segment, and its sources for funding capital expenditures include cash flow from operations, available cash and short-term investments, as well as available borrowing sources. The Company also generated $1.7 million in cash from the sale of certain investment property.

     Net cash flows from financing activities in the first six months of fiscal 1997 included repayments of notes payable and long-term debt of $2.3 million, compared to similar payments of $1.3 million in the first six months of fiscal 1996.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) were $13.6 million and $24.4 million in the second quarter and first six months of fiscal 1997, respectively, compared to $7.4 million and $13.5 million in the comparable periods of fiscal 1996. EBITDA is calculated as net income (loss) plus interest expense, taxes, depreciation and amortization. EBITDA provides additional information for determining the Company's ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance, as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

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

     The Company has on its property at Newport a permitted hazardous waste disposal facility. Newport's permit for operating the hazardous waste disposal facility required that it investigate, test, and analyze for potential releases of hazardous constituents from its closed loop water recirculation system. Based on the findings of its investigation, which have been filed with the EPA, the Company believes that the cost of any such remediation, if required, will not be material.

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

     In March 1995, Koppel and the EPA signed a Consent Order relating to an April 1990 RCRA facility assessment (the Assessment) completed by the EPA and the Pennsylvania Department of Environmental Resources. The Assessment was performed in connection with a permit application pertaining to a landfill that is adjacent to the Koppel facilities.
The Assessment identified potential releases of hazardous constituents at or adjacent to the Koppel facilities prior to the Company's acquisition of the Koppel facilities. The Consent Order established a schedule for investigating, monitoring, testing and analyzing the potential releases. Certain remediation has been completed; however, additional remediation may be required. Pursuant to various indemnity provisions in agreements entered into at the time of the Company's acquisition of the Koppel facilities, certain parties have agreed to indemnify the Company against various known and unknown environmental matters. To date, the Company has been fully indemnified against all matters pertaining to the Consent Order and the Company believes that the indemnity provisions provide for it to be fully indemnified against all future matters covered by the Consent Order, including all associated costs, claims and liabilities.

     In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at Newport, resulting in the contamination of a quantity of electric arc furnace dust. The Company is investigating and evaluating various issues concerning storage, treatment and disposal of the radiation contaminated electric arc furnace dust; however, a final determination as to method of treatment and disposal, cost and further regulatory requirements cannot be made at this time. Depending on the ultimate timing and method of treatment and disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current estimates and the Company's insurance coverage. The Company expects to recover and has recorded a $2.3 million receivable relating to insurance claims for the recovery of disposal costs which will be filed with the applicable insurance carrier at the time such disposal costs are incurred. As of March 29, 1997, claims recorded in connection with disposal costs exhaust available insurance coverage. Based on current knowledge, management believes the recorded gross reserves of $4.4 million for disposal costs pertaining to these incidents are adequate.

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

     As of March 29, 1997, the Company had environmental remediation reserves of $4.5 million, which pertain almost exclusively to accrued disposal costs for radiation contaminated dust. As of March 29, 1997, the estimated range of possible losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the Consent Order, the Company cannot estimate the range of possible losses should the Company not be indemnified on future matters. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the Consent Order or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 (Statement 128) which establishes standards for computing and presenting earnings per share (EPS). Statement 128 replaces primary EPS and fully diluted EPS with a dual presentation of basic EPS and diluted EPS, respectively. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution which would result from any instrument which could result in additional common shares being issued.

     The Company must adopt Statement 128 for fiscal 1998.
Basic EPS as computed under Statement 128 will be the same as EPS reported in the first and second fiscal quarter of 1997. Diluted EPS as computed under Statement 128 will generally be lower than basic EPS; however, such difference will not be material.

PART II   -   OTHER INFORMATION

ITEM 1.   Legal Proceedings

     For a discussion regarding the Consent Order entered into by Koppel and the EPA and the Notice of Violation received by Koppel from the EPA, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Environmental Matters.

ITEM 4.   Submission of Matters to a Vote of
Security-Holders

     The Annual meeting of shareholders was held on February 13, 1997. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

     1. All nominees for director were elected. The vote was as follows:

                                For              Against
Clifford R. Borland           12,701,643          36,693
Paul C. Borland, Jr.          12,704,993          33,343
Ronald R. Noel                12,704,993          33,343
John B. Lally                 12,704,993          33,343
Patrick J. B. Donnelly        12,704,493          33,843
R. Glen Mayfield              12,701,743          36,593


     2. The proposal to ratify the Board of Directors' appointment of Arthur Andersen LLP as the Company's independent public accountants for its fiscal year ending
September 27, 1997 was approved (For, 12,709,366; Against,
16,070; Abstain, 12,900)

ITEM 6.   Exhibits and Reports on Form 8-K

     a) Exhibits - Reference is made to the Index to Exhibits, which is incorporated herein by reference.

     b)   Reports on Form 8-K - None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         NS GROUP, INC.

Date: May 5, 1997        By:  /s/Clifford R. Borland
                         Clifford R. Borland
                         Chairman and Chief Executive
                         Officer




Date: May 5, 1997        By:  /s/John R. Parker
                         John R. Parker
                         Vice President and Treasurer

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