Form 10-Q
period 1997-06-28
NS GROUP INC
filed 1997-08-06
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


------------------

FORM 10-Q

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      June 28, 1997

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
YES   X     NO
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common stock, no par value                   14,480,792
               (Class)                    (Outstanding at July 25,1997)

NS GROUP, INC.

INDEX

PART I    FINANCIAL INFORMATION                                        PAGE

 Item 1  -  Financial Statements

  Condensed Consolidated Balance Sheets                                  3
  Condensed Consolidated Statements of Operations                        4
  Condensed Consolidated Statements of Cash Flows                        5
  Notes to Condensed Consolidated Financial Statements                   6

 Item 2  -  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  12

PART II   OTHER INFORMATION

 Item 1  -  Legal Proceedings                                            23
 Item 6  -  Exhibits and Reports on Form 8-K                             23

NS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 28, 1997 AND SEPTEMBER 28, 1996
(Dollars in thousands) (Unaudited)

                                                        June 28,       September 28,
CURRENT ASSETS                                           1 9 9 7         1 9 9 6
  Cash and cash equivalents                             $   5,028       $   3,442
  Short-term investments                                   16,155          13,855
  Accounts receivable, less allowance for doubtful
     accounts of $930 and $757, respectively               62,744          51,824
  Inventories                                              72,435          53,317
  Other current assets                                     28,310          28,037

    Total current assets                                  184,672         150,475

PROPERTY, PLANT AND EQUIPMENT                             275,659         272,286
  Less - accumulated depreciation                        (150,988)       (138,512)
                                                          124,671         133,774
OTHER ASSETS                                               13,177          15,785

    Total assets                                        $ 322,520       $ 300,034

CURRENT LIABILITIES
  Notes payable                                         $   1,086       $     879
  Accounts payable                                         49,792          41,847
  Other current liabilities                                31,924          24,376
  Current portion of long-term debt                         3,239           2,468

    Total current liabilities                              86,041          69,570

LONG-TERM DEBT                                            162,689         164,789

DEFERRED TAXES                                              8,332           8,559

COMMON SHAREHOLDERS' EQUITY
  Common stock, no par value                               50,425          49,004
  Common stock options and warrants                         2,622           2,774
  Unrealized loss on available for sale securities         (1,562)         (1,287)
  Retained earnings                                        13,973           6,625

    Total common shareholders' equity                      65,458          57,116

    Total liabilities and shareholders' equity          $ 322,520       $ 300,034

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED
JUNE 28, 1997 AND JUNE 29, 1996
(In thousands, except per share amounts)
(Unaudited)

                                      Three Months Ended           Nine Months Ended
                                   June 28,       June 29,      June 28,         June 29,
                                     1997           1996          1997            1996


NET SALES                         $ 132,853      $ 103,766      $ 349,130      $ 297,787

COST AND EXPENSES
  Cost of products sold             113,499         92,366        301,696        269,636

  Selling and administrative
expenses                              6,753          7,281         20,034         20,534

  Operating income                   12,601          4,119         27,400          7,617

OTHER INCOME (EXPENSE)

  Interest expense                   (6,130)        (6,107)       (18,298)       (18,244)
  Interest income                       236            204            694            475
  Other, net                             87             49            292            300

  Income (loss) before income
    taxes                             6,794         (1,735)        10,088         (9,852)

PROVISION (CREDIT) FOR
  INCOME TAXES                        1,864            136          2,740         (3,269)


  Net income (loss)               $   4,930      $  (1,871)     $   7,348      $  (6,583)

NET INCOME (LOSS) PER
  COMMON SHARE:

        Primary                   $     .34      $    (.14)     $     .53      $    (.48)

        Fully diluted             $     .32      $    (.14)     $     .47      $    (.48)

WEIGHTED AVERAGE SHARES
   OUTSTANDING:

        Primary                      14,791         13,809         13,837         13,809
   Fully diluted                     17,402         13,809         15,737         13,809

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NS GROUP, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED
JUNE 28, 1997 AND JUNE 29, 1996
(Dollars in thousands)   (Unaudited)

                                                          June 28,      June 29,
CASH FLOWS FROM OPERATING ACTIVITIES                       1 9 9 7      1 9 9 6
 Net income (loss)                                        $  7,348      $ (6,583)
 Adjustments to reconcile net income (loss)
  to net cash flows from operating activities:
   Depreciation and amortization                            13,209        14,335
   Amortization of debt discount and finance costs           1,258         1,223
   Decrease in long-term deferred taxes                        (77)       (2,259)
   Loss on disposal of equipment                                 5           635
   Increase in accounts receivable, net                    (10,920)       (4,993)
   Increase in inventories                                 (19,406)      (11,996)
   (Increase) decrease in other current assets              (1,260)        3,520
   Increase in accounts payable                              7,945        11,966
   Increase in accrued liabilities                           7,548         5,772

      Net cash flows from operating activities               5,650        11,620

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in property, plant and equipment, net           (3,187)       (5,787)
   Proceeds from sale of equipment                             139         1,729
   (Increase) decrease in other assets                       1,669          (414)

      Net cash flows from investing activities              (1,379)       (4,472)

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in notes payable                                   207           751
   Repayments on long-term debt                             (1,838)       (1,460)
   Proceeds from the issuance of long-term debt                  -         1,277

   Proceeds from issuance of common stock                    1,246             -

      Net cash flows from financing activities                (385)          568

      Net increase in cash and short-term investments        3,886         7,716

CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF YEAR                                          17,297        11,251

CASH AND SHORT-TERM INVESTMENTS AT
 END OF PERIOD                                            $ 21,183      $ 18,967

  Cash paid during the period for:
    Interest                                              $ 12,502      $ 11,979
    Income taxes, net of refunds                          $    477      $ (4,238)


     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:  Summary of Significant Accounting Policies

         Basis of Presentation

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

         Earnings Per Share

         Primary earnings per share is computed by applying the modified treasury stock method to the Company's outstanding stock options and warrants. Fully diluted earnings per share is calculated assuming maximum dilution from all potentially dilutive instruments which can include stock options, warrants and the Company's 11% Convertible Debentures.

         Recently Issued Accounting Standards

         In the first quarter of fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 (Statement 121). Statement 121 establishes accounting standards for impairment of long-lived assets to be held and used and for long-lived assets that are to be disposed. The impact on the Company's financial statements from the adoption of Statement 121 was not material.

         In the first quarter of fiscal 1997, the Company also adopted SFAS No. 123 (Statement 123). Statement 123 establishes accounting and reporting standards for stock-based employee compensation plans. As permitted under Statement 123, the Company has elected to remain on the intrinsic value based method of accounting for stock-based employee compensation plans. As such, beginning with the 1997 fiscal year-end, Statement 123 requires pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied.

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 (Statement 128) which establishes standards for computing and presenting earnings per share (EPS). Statement 128 replaces primary EPS and fully diluted EPS with a dual presentation of basic EPS and diluted EPS, respectively. Basic EPS is computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution which would result from any instrument which could result in additional common shares being issued.

         The Company must adopt Statement 128 for fiscal 1998. For the fiscal 1997 third quarter and nine month period ended June 28,1997 EPS as reported and as calculated under Statement 128 are as follows:

                                    As Reported                   Statement 128
                            Three Months    Nine Months     Three Months    Nine Months

Primary/Basic EPS               $.34           $.53             $.36           $.53
Fully Diluted/Diluted EPS       $.32           $.47             $.33           $.52

For the comparable three and nine month periods in fiscal 1996, the reported EPS would not change.

         In June 1997, the FASB issued SFAS No. 130 (Statement 130) which establishes standards for reporting comprehensive income in financial statements.

Comprehensive income is the total of net income and all other nonowner changes in equity, which, for the Company currently consists solely of unrealized holding gains/losses on available for sale securities. The Company must adopt Statement 130 for fiscal 1999 at which time the Company will provide additional financial statement disclosures of comprehensive income for the periods presented.

         Fiscal Year End

         The Company's fiscal year ends on the last Saturday of September.

Note 2:  Inventories

         At June 28, 1997 and September 28, 1996, inventories stated at the lower of LIFO (last-in, first-out) cost or market represent approximately 50% and 36% of total inventories before the LIFO reserve, respectively. Inventories consist of the following components ($000's):

                                               June 28,           September 28,
                                               1 9 9 7              1 9 9 6

         Raw materials                         $10,505              $ 5,948
         Semi-finished and finished goods       65,052               50,471
                                                75,557               56,419
         LIFO reserve                           (3,122)              (3,102)
                                               $72,435              $53,317



Note 3:  Stock Options and Warrants

         During the third quarter and first nine months of fiscal 1997 the Company issued 257,891 and 269,041 shares of its common stock, respectively, in connection with the exercise of stock options and warrants.

Note 4:  Commitments and Contingencies

         The Company has various commitments for the purchase of materials, supplies and energy arising in the ordinary course of business.

         Legal Matters

         The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to workers' compensation, health care and product liability coverages (each of which is self-insured to certain levels), as well as commercial and other matters. The Company accrues for the cost of such matters when the incurrence of such costs is probable and can be reasonably estimated. Based upon its evaluation of available information, management does not believe that any such matters are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

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

         In November 1996, Koppel received a Notice of Violation from the EPA alleging violations of the Clean Air Act and the Pennsylvania State Implementation Plan. The violations allegedly occurred during 1995 and 1996 and pertain to air emissions from Koppel's electric arc furnace operations. The conditions which contributed to the alleged violations have been corrected and as of January 1, 1997, Koppel has demonstrated compliance with the air emissions regulations. At this time, the Company is unable to determine if the EPA will assess civil penalties as a result of the alleged violations, or the extent of any such potential penalties.

         In March 1995, Koppel and the EPA signed a Consent Order relating to an April 1990 RCRA facility assessment (the Assessment) completed by the EPA and the Pennsylvania Department of Environmental Resources. The Assessment was performed in connection with a permit application pertaining to a landfill that is adjacent to the Koppel facilities. The Assessment identified potential releases of hazardous constituents at or adjacent to the Koppel facilities prior to the Company's acquisition of the Koppel facilities. The Consent Order established a schedule for investigating, monitoring, testing and analyzing the potential releases. Initial remediation has been completed and reported to the EPA; however, additional monitoring and remediation may be required. Pursuant to various indemnity provisions in agreements entered into at the time of the Company's acquisition of the Koppel facilities, certain parties have agreed to indemnify the Company against various known and unknown environmental matters. To date, the Company has been fully indemnified against all matters pertaining to the Consent Order and the Company believes that the indemnity provisions provide for it to be fully indemnified against all future matters covered by the Consent Order, including all associated costs, claims and liabilities.

         In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at Newport, resulting in the contamination of a quantity of electric arc furnace dust. The Company is investigating and evaluating various issues concerning storage, treatment and disposal of the radiation contaminated electric arc furnace dust; however, a final determination as to method of treatment and disposal, cost and further regulatory requirements cannot be made at this time. Depending on the ultimate timing and method of treatment and disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current estimates and the Company's insurance coverage. The Company expects to recover and has recorded a $2.3 million receivable relating to insurance claims for the recovery of disposal costs which will be filed with the applicable insurance carrier at the time such disposal costs are incurred. Such insurance claims will exhaust available insurance coverage pertaining to these incidents. Based on current knowledge, management believes the recorded gross reserves of $4.4 million for disposal costs pertaining to these incidents are adequate.

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

         As of June 28, 1997, the Company had environmental remediation reserves of $4.5 million which pertain almost exclusively to accrued disposal costs for radiation contaminated dust. As of June 28, 1997, the estimated range of possible losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the Consent

Order, the Company cannot estimate the range of possible losses should the Company not be indemnified on future matters. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the Consent Order or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

                                                 June 28,        September 28,
                                                   1997              1996
                                                   (Dollars in thousands)

         Current assets                          $164,957          $131,839
         Noncurrent assets                        132,043           143,074

         Current liabilities                     $ 72,087         $  61,980

         Payable to parent                       $169,649          $162,593
         Other noncurrent liabilities               8,409             9,953
              Total noncurrent liabilities       $178,058          $172,546



                                     Three Months Ended      Nine Months Ended
                                   June 28,     June 29,    June 28,   June 29,
                                     1997         1996       1997        1996
                                            (Dollars in thousands)

         Net sales                $132,853     $103,766    $349,130    $297,787
         Gross profit             $ 19,354     $ 11,400    $ 47,434    $ 28,151
         Net income (loss)        $  5,612     $   (725)   $ 10,169    $ (3,958)

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

Results of Operations

         The Company's net sales, gross profit and operating income by business segment for the three and nine month periods ended June 28, 1997 and June 29, 1996 are summarized below.

                                 Three Months Ended             Nine Months Ended
                               June 28,       June 29,       June 28,       June 29,
                                 1997           1996          1997            1996
                                              (Dollars in thousands)

Net sales
Specialty steel segment
     Newport                  $  64,052      $  42,167      $ 160,382      $ 125,507
     Koppel                      57,980         51,002        157,529        143,119
                                122,032         93,169        317,911        268,626


Adhesives segment                10,821         10,597         31,219         29,161

                              $ 132,853      $ 103,766      $ 349,130      $ 297,787

Gross profit
  Specialty steel segment
      Newport                 $   8,225      $   1,319      $  21,655      $   2,034
      Koppel                      8,228          7,398         17,931         19,180
                                 16,453          8,717         39,586         21,214
  Adhesives segment               2,901          2,683          7,848          6,937
                              $  19,354      $  11,400      $  47,434      $  28,151
Operating income
  Specialty steel segment
      Newport                 $   6,503      $    (863)     $  16,805      $  (4,354)
      Koppel                      6,562          5,631         12,719         14,354
                                 13,065          4,768         29,524         10,000

  Adhesives segment                 558            587          1,185          1,080
  Corporate allocations          (1,022)        (1,236)        (3,309)        (3,463)
                              $  12,601      $   4,119      $  27,400      $   7,617

         Sales data for the Company's specialty steel segment for the three and nine month periods ended June 28, 1997 and June 29, 1996 were as follows:

                              Three Months Ended         Nine months Ended
                              June 28,     June 29,    June 28,     June 29,
                               1997         1996         1997         1996
 Tons shipped
  Newport
    Welded tubular            121,800       87,500      305,800      254,400
    Hot rolled coils and
     other products             6,100        9,100       21,400       31,700
  Koppel
    Seamless tubular           47,200       40,900      121,200      116,100
    SBQ                        40,200       35,600      115,700       96,500
                              215,300      173,100      564,100      498,700
Net sales ($000's)
  Newport
    Welded tubular           $ 61,725     $ 38,715     $151,915     $113,237
    Hot rolled coils and
      other products            2,327        3,452        8,467       12,270
  Koppel
    Seamless tubular           40,208       34,590      106,335       97,682
    SBQ                        17,772       16,412       51,194       45,437
                             $122,032     $ 93,169     $317,911     $268,626


         Net sales for the third quarter of fiscal 1997 increased $29.1 million, or 28.0%, from the third quarter of fiscal 1996 to $132.9 million. For the nine month comparable periods, net sales increased $51.3 million, or 17.2%, to $349.1 million. Specialty steel segment net sales increased $28.9 million, or 31.0%, and $49.3 million, or 18.3%, for the three and nine month periods, respectively. Adhesives segment net sales increased $0.2 million, or 2.1%, and $2.1 million, or 7.1%, for the three and nine month periods, respectively. The overall increase in specialty steel segment net sales was primarily attributable to increased shipments and selling prices of the Company's tubular products as more fully discussed below.

         Total welded tubular net sales for the quarter increased $23.0 million, or 59.4%, on a volume increase of 39.2%, from the comparable prior year period. The increase in total welded tubular net sales for the quarter was also attributable to a 14.7% increase in average selling prices for all welded tubular products. Total welded tubular net sales for the first nine months of fiscal 1997 increased $38.7 million, or 34.2%, on a volume increase of 20.2%, from the comparable prior year period. The average selling price for all welded tubular products for the first nine months of fiscal 1997 was $497 per ton, an 11.7% increase from the same period of fiscal 1996. Selling prices have increased on the strength of the OCTG marketplace, which saw the average number of oil and natural gas drilling rigs in the United States (rig count) increase 22% and 18% over the three and nine month periods of a year ago, respectively. Shipments of welded tubular products for the first nine months of fiscal 1997 were negatively affected by the loss of approximately two weeks of production at one of Newport's welded pipe mills due to weather related flooding.

         Total seamless tubular net sales and shipments for the fiscal 1997 third quarter increased $5.6 million, or 16.2%, on a volume increase of 15.4%. Seamless tubular net sales increased $8.7 million, or 8.9%, on a volume increase of 4.4% for the comparable nine month periods. The increase in total seamless tubular net sales for the three and nine month periods was primarily due to increased shipments of seamless OCTG products, attributable to increased domestic and international drilling activity, including off-shore drilling. The increase in total seamless tubular net sales for the nine month period was moderated by a decrease in sales and shipments of seamless line pipe. Fiscal 1997 third quarter average selling prices for all seamless tubular products remained virtually unchanged from the third quarter of fiscal 1996.

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

          SBQ product net sales increased $1.4 million, or 8.3%, on a volume increase of 12.9%, and $5.8 million, or 12.7%, on a volume increase of 19.9% for the comparable three and nine month periods. Average selling price for SBQ products for the same periods decreased 4.3% and 6.2%, respectively. While shipments of SBQ products are above comparable prior year levels, market and competitive conditions resulted in lower pricing. Other product shipments are primarily the sale of hot rolled coils. The demand for the Company's SBQ and hot rolled coil products is cyclical in nature and is sensitive to general economic conditions.

         Gross profit for the third quarter of fiscal 1997 increased $8.0 million from the third quarter of fiscal 1996 for a gross profit margin of 14.6% in fiscal 1997 compared to 11.0% in the third quarter of fiscal 1996. For the nine months, gross profit increased $19.3 million for a gross profit margin of 13.6% compared to 9.5% in the comparable prior year period. The specialty steel segment gross profit increased $7.7 million and $18.4 million for the three and nine month periods and gross profit margin increased to 13.5% and 12.5%, respectively, from 9.4% and 7.9% for the comparable prior year periods, respectively. The increase in specialty steel segment gross profit and margin for the three and nine month comparable periods was primarily attributable to Newport's operations, where gross profit margins increased from 3.1% to 12.8% and 1.6% to 13.5%, respectively, as a result of higher average selling prices, improved operating efficiencies, cost reduction initiatives, and increased shipments of welded OCTG product. Koppel's gross profit margin for the three and nine month periods decreased to 14.2% from 14.5% and 13.4% to 11.4%, respectively, primarily due to a decrease in SBQ selling prices, and for the nine month comparable periods, lower operating efficiencies in its tubular operations resulting from a fiscal 1997 first quarter scheduled maintenance outage.

         The adhesives segment gross profit increased $0.2 million and $0.9 million for the third fiscal quarter and nine month periods, respectively, due primarily to an increase in sales volume and slightly lower raw material costs. Gross profit margin for the third quarter of fiscal 1997 was 26.8% compared to 25.3% for the comparable fiscal 1996 period.

         Selling and administrative expenses for the third quarter and first nine months of fiscal 1997 were $0.5 million below the comparable prior year periods and decreased as a percent of sales to 5.1% and 5.7%, respectively, from 7.0% and 6.9% in the third quarter and first nine months of fiscal 1996.

         As a result of the above factors, operating income increased $8.5 million, from $4.1 million in the third quarter of fiscal 1996 to $12.6 million in the current quarter. For the nine month period operating income increased $19.8 million from $7.6 million in fiscal 1996 to $27.4 million in the first nine months of fiscal 1997. The increase in operating income was almost solely attributable to the specialty steel segment and was primarily due to improved operations at Newport combined with increased shipments and average selling prices for welded OCTG products.

         Interest expense was virtually unchanged at $6.1 million and $18.3 million for the third quarter and first nine months of fiscal 1997, respectively. Interest income was unchanged for the comparable three months and increased $0.2 million for the nine month period as a result of higher average invested cash and short-term investment balances.

         Other income (expense), net for the third quarter and first nine months of fiscal 1997 was $0.1 million and $0.3 million, respectively. The comparable nine month period in fiscal 1996 was affected by first quarter income from insurance claims and a second quarter provision for a loss on the sale of non-steel segment fixed assets.

         The Company's combined federal and state effective tax rate for the fiscal 1997 nine-month period was 27%. This rate is lower than the combined federal and state statutory rates primarily due to the utilization of net operating loss carryforwards for which certain deferred tax valuation allowances had been previously recorded. The Company is currently paying federal taxes at the alternative minimum tax rate of 20%.

         As a result of the above factors, the Company reported net income of $4.9 million, or $.34 per primary share ($.32 fully diluted), in the third quarter of fiscal 1997 compared to a net loss of $1.9 million, or a $.14 loss per primary and fully diluted share in the third quarter of fiscal 1996. For the current nine month period, the Company reported net income of $7.3 million, or $.53 per primary share ($.47 fully diluted), compared to a net loss of $6.6 million, or a $.48 loss per primary and fully diluted share, for the first nine months of fiscal 1996.

 Liquidity and Capital Resources

         Working capital at June 28, 1997 was $98.6 million compared to $80.9 million at September 28, 1996. The current ratio was 2.15 to 1 at June 28, 1997 compared to 2.16 to 1 at September 28, 1996. At June 28, 1997, the Company had cash and short-term investments totaling $21.2 million, $2.0 million of which was restricted in an environmental trust account related to a permitted hazardous waste disposal facility located on the Company's property at Newport. At June 28, 1997, the Company had no outstanding advances against its $45.0 million revolving credit facility (Credit Facility); however, $16.2 million of various letters of credit have been issued under the Credit Facility primarily in connection with the purchase of steel slabs at Newport.

         Net cash flows provided by operating activities totaled $5.7 million in the first nine months of fiscal 1997, compared to $12.5 million in the comparable prior year period. The Company recorded net income of $7.3 million in the first nine months of fiscal 1997 compared to a net loss of $6.6 million in the first nine months of fiscal 1996. Major sources of cash from operating activities in the first nine months of fiscal 1997 included $14.5 million in non-cash depreciation and amortization charges; a $7.9 million increase in accounts payable primarily related to the purchase of steel coils at Newport and increased business activity; and a $7.5 million increase in accrued liabilities primarily resulting from accrued interest expense on the Company's senior secured notes, which had a scheduled $8.9 million interest payment in July 1997. The major uses of cash in operating activities for the period were due to increases in accounts receivable and inventories of $10.9 million and a $19.4 million increase in accounts receivable and inventories, respectively, resulting from increased business activity related primarily to the OCTG marketplace.

         For the first nine months of fiscal 1996, net cash flows provided by operating activities were $12.5 million. Major uses of cash in operating activities included a $5.0 million and a $12.0 million increase in accounts receivable and inventories, respectively, resulting from an increase in business activity and a $2.3 million decrease in long-term deferred taxes as a result of operating losses. Offsetting these uses were $15.6 million in non-cash depreciation and amortization charges; an increase in accounts payable primarily resulting from the purchase of steel slabs and a general increase in business activity; an increase in accrued interest expense related to the Company's senior secured notes; and a decrease in other current assets resulting primarily from the collection of previously filed insurance claims.

         The Company invested $3.2 million in capital expenditures during the first nine months of fiscal 1997, primarily related to improvements to and acquisition of machinery and equipment in the specialty steel segment. The Company currently estimates that fiscal 1997 capital spending will approximate $6.0 million, primarily in the specialty steel segment and capital spending for fiscal 1998 is expected to substantially exceed fiscal 1997 estimated spending. Sources for funding capital expenditures include cash flow from operations, available cash and short-term investments, as well as available borrowing sources. The Company also generated $1.7 million in cash from the sale of certain investment property.

         Net cash flows from financing activities in the first nine months of fiscal 1997 included repayments of long-term debt of $1.8 million, compared to similar payments of $1.5 million in the first nine months of fiscal 1996. The fiscal 1997 periods also include proceeds of $1.2 million from the issuance of common stock.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) were $17.2 million and $41.6 million in the third quarter and first nine months of fiscal 1997, respectively, compared to $9.2 million and $22.7 million in the comparable periods of fiscal 1996. EBITDA is calculated as net income (loss) plus interest expense, taxes, depreciation and amortization. EBITDA provides additional information for determining the Company's ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance, as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

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

         In November 1996, Koppel received a Notice of Violation from the EPA alleging violations of the Clean Air Act and the Pennsylvania State Implementation Plan. The violations allegedly occurred during 1995 and 1996 and pertain to air emissions from

Koppel's electric arc furnace operations. The conditions which contributed to the alledged violations have been corrected and as of January 1, 1997, Koppel has demonstrated compliance with the air emissions regulations. At this time, the Company is unable to determine if the EPA will assess civil penalties as a result of the alleged violations, or the extent of any such potential penalties.

         In March 1995, Koppel and the EPA signed a Consent Order relating to an April 1990 RCRA facility assessment (the Assessment) completed by the EPA and the Pennsylvania Department of Environmental Resources. The Assessment was performed in connection with a permit application pertaining to a landfill that is adjacent to the Koppel facilities. The Assessment identified potential releases of hazardous constituents at or adjacent to the Koppel facilities prior to the Company's acquisition of the Koppel facilities. The Consent Order established a schedule for investigating, monitoring, testing and analyzing the potential releases. Initial remediation has been completed and reported to the EPA; however, additional monitoring and remediation may be required. Pursuant to various indemnity provisions in agreements entered into at the time of the Company's acquisition of the Koppel facilities, certain parties have agreed to indemnify the Company against various known and unknown environmental matters. To date, the Company has been fully indemnified against all matters pertaining to the Consent Order and the Company believes that the indemnity provisions provide for it to be fully indemnified against all future matters covered by the Consent Order, including all associated costs, claims and liabilities.

         In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at Newport, resulting in the contamination of a quantity of electric arc furnace dust. The Company is investigating and evaluating various issues concerning storage, treatment and disposal of the radiation contaminated electric arc furnace dust; however, a final determination as to method of treatment and disposal, cost and further regulatory requirements cannot be made at this time. Depending on the ultimate timing and method of treatment and disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current estimates and the Company's insurance coverage. The Company expects to recover and has recorded a $2.3 million receivable relating to insurance claims for the recovery of disposal costs which will be filed with the applicable insurance carrier at the time such disposal costs are incurred. Such insurance claims will exhaust insurance coverage pertaining to these incidents. Based on current knowledge, management believes the recorded gross reserves of $4.4 million for disposal costs pertaining to these incidents are adequate.

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

         As of June 28, 1997, the Company had environmental remediation reserves of $4.5 million, which pertain almost exclusively to accrued disposal costs for radiation contaminated dust. As of June 28, 1997, the estimated range of possible losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the Consent Order, the Company cannot estimate the range of possible losses should the Company not be indemnified on future matters. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the Consent Order or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards

         In February 1997, the FASB issued SFAS No. 128 which establishes standards for computing and presenting EPS. Statement 128 replaces primary EPS and fully diluted EPS with a dual presentation of basic EPS and diluted EPS, respectively. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the periods. Diluted EPS reflects the potential dilution which would result from any instrument which could result in additional common shares being issued.

         The Company must adopt Statement 128 for fiscal 1998. For the fiscal 1997 third quarter and nine month period ended June 28, 1997 EPS as reported and as calculated under Statement 128 are as follows:

                                 As Reported               Statement 128
                           Three Months  Nine Months  Three Months  Nine Months

Primary/Basic EPS               $.34        $.53          $.36         $.53
Fully Diluted/Diluted EPS       $.32        $.47          $.33         $.52

For the comparable three and nine month periods in fiscal 1996, the reported EPS would not change.

         In June 1997, the FASB issued SFAS No. 130 (Statement 130) which establishes standards for reporting comprehensive income in financial statements.

Comprehensive income is the total of net income and all other nonowner changes in equity, which, for the Company currently consists solely of unrealized holding gains/losses on available for sale securities. The Company must adopt Statement 130 for fiscal 1999 at which time the Company will provide additional financial statement disclosures of comprehensive income for the periods presented.

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

                                           NS GROUP, INC.

         Date:    August 5, 1997           By:  /s/Clifford R. Borland
                                           Clifford R. Borland
                                           Chairman and Chief Executive Officer




         Date:    August 5, 1997           By:  /s/John R. Parker
                                           John R. Parker
                                           Vice President and Treasurer

INDEX TO EXHIBITS

Number                 Description

3.1      Amended and Restated Articles of Incorporation of Registrant, filed as
         Exhibit 3.1 to Amendment No. 1 to Registrants' Form S-1 dated January 17, 1995, File No. 33-56637, and incorporated herein by this reference

3.2 Amended and restated By-Laws of Registrant, dated December 4, 1995, filed as Exhibit 3.2 to Company's Form 10-K for the fiscal year ended September 30, 1995, File No. 1-9838, and incorporated herein by this reference

11       Statement regarding Computation of Per Share Earnings

27       Financial Data Schedule