Form 10-K
period 1997-09-27
NS GROUP INC
filed 1997-12-19
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
  _______________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED  SEPTEMBER  27, 1997
COMMISSION FILE NUMBER    1-9838
 _______________

NS GROUP, INC.
(Exact name of registrant as specified in its charter)
          _______________

 Kentucky

(State or other jurisdiction of incorporation or organization)

61-0985936
 (I.R.S. Employer Identification  Number)

 Ninth and Lowell Streets, Newport, Kentucky  41072

 (Address of principal executive offices)

Registrant's telephone number, including area code    (606)
292-6809
 _______________

Securities registered pursuant to Section 12(b) of the Act:


Name of each exchange       Title of each class
on which registered         Common Stock, no par value
New York Stock Exchange      Preferred Stock Purchase Rights
New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
       None

     Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days.   YES     X           NO ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Based on the closing sales price of December 1, 1997, as reported in The Wall Street Journal, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $331.5 million.

   The number of shares outstanding of the registrant's
Common Stock, no par value, was 24,080,148 at December 1, 1997.

Documents Incorporated by Reference

Parts I, II and III incorporate certain information by reference from the Annual Report to Shareholders for the fiscal year ended September 27, 1997 ("1997 Annual Report to Shareholders"). Part III also incorporates certain information by reference from the Company's Proxy Statement dated December 22, 1997 for the Annual Meeting of Shareholders on February 12, 1998.


Table of Contents

PART I                                                 Page
Item 1.   Business                                       3
Item 2.   Properties                                    11
Item 3.   Legal Proceedings                             12
Item 4.   Submission of Matters to a Vote of Security
           Holders                                      12

PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                             13
Item 6.  Selected Consolidated Financial Data            13
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations   13
Item 8.   Financial Statements and Supplementary Data    13
Item 9.   Changes in and Disagreements with Accountants
              on Accounting and Financial  Disclosure    13

PART III

Item 10. Directors and Executive Officers of the
         Registrant                                      14
Item 11. Executive Compensation                          14
Item 12. Security Ownership of Certain Beneficial
              Owners and Management                      14
Item 13. Certain Relationships and Related Transactions  14

PART  IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                             14


PART I

ITEM 1.   BUSINESS

General

     The Company was incorporated in Kentucky in 1980 as Newport Steel Corporation for the purpose of purchasing the operating assets of the Newport Steel Works from Interlake, Inc. The Company changed its name to NS Group, Inc. in
1987. As used herein, the terms "Company" and "NS Group" refer to NS Group, Inc. and its subsidiaries, unless otherwise required by the context.

     NS Group conducts business in two industry segments, the specialty steel segment and the adhesives segment. Incorporated herein by reference from the 1997 Annual Report to Shareholders is the segment data included in Management's Discussion and Analysis of Financial Condition and Results of Operations in "Results of Operations" and Note 12 to the Consolidated Financial Statements, which contains additional information pertaining to industry segment data.

Specialty Steel Segment

     The Company is a producer of specialty steel products serving the energy industry. These products are produced at its two mini-mills, Newport Steel Corporation (Newport) and Koppel Steel Corporation (Koppel), and include welded and seamless tubular goods primarily used in oil and natural gas drilling and production operations, referred to as oil country tubular goods (OCTG); and line pipe, used in the transmission of oil, natural gas and other fluids. Both Newport and Koppel are certified by the American Petroleum Institute (API) for production of these products. The Company also produces special bar quality products, primarily used in the manufacture of heavy industrial equipment; and hot rolled coils, which are sold to service centers and other manufacturers for further processing. The term mini-mill connotes a smaller, relatively low-cost mill that typically uses steel scrap as its basic raw material and offers a relatively limited range of products.

     The following table sets forth certain operating information with respect to Newport and Koppel for the periods indicated.

(In thousands)                1997      1996         1995

Net sales
Newport
Welded tubular products      $210,245   $157,385    $145,330
Hot rolled coils and
other products                 10,336    16,230      16,673
Koppel
Seamless tubular products     152,146   133,446      90,926
SBQ products                   67,502    62,405      82,954
                             $440,229  $369,466    $335,883
Operating income (loss) before corporate allocations
Newport                      $ 24,225  $ (4,855)   $ (5,708)
Koppel                         19,535    19,741      16,136

                             $ 43,760  $ 14,886    $ 10,428


Manufacturing Facilities and Processes - Specialty Steel
Segment

        Newport Facilities

     The Company manufactures welded OCTG and line pipe products and hot rolled coils at its facilities located near Newport, Kentucky. The production process for Newport's welded tubular products includes three separate operations: melting, rolling and pipe-making.

     Steel scrap is melted into molten steel utilizing three 100-ton electric arc furnaces. Molten steel, reaching 3,000 degrees Fahrenheit, is tapped from the furnaces into ladles. The ladles are then moved to an auxiliary stir station where an argon lance stir process improves steel quality through consistent metal deoxidation and desulfurization. Steel refining continues at the ladle metallurgical station (LMS). The LMS, which serves a dual role, allows for the precise control of temperature and chemistry and enables continuous production sequencing of the molten steel to the continuous slab caster, thereby optimizing melt shop productivity.
Once strict metallurgical standards have been met, the molten steel is "cast" into slabs that range in size from 7 to 10 inches in thickness, 28 to 55 inches in width and 15 to 34 feet in length. Slabs are cut to length and lifted onto specially designed rail cars for transportation to the adjacent reheat furnace. From time to time, Newport also purchases slabs from third parties to supplement the production of slabs by Newport's melt shop. In fiscal 1997, Newport purchased approximately 117,000 tons of slabs for use in the production of coil and pipe. Although Newport's capacity utilization for its melt shop was 60% for fiscal 1997, one of Newport's three furnaces could not be operated simultaneously with the other furnaces for most of the year due to constraints on Newport's baghouse facilities. The Company completed a project to upgrade its baghouse facilities late in the third quarter of fiscal 1997 to permit the simultaneous operation of Newport's three furnaces. The Company believes the upgrade of its baghouse facilities will significantly reduce its need to purchase slabs from third parties in the future.

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

     For fiscal 1997, the Newport facilities' rated capacities and capacity utilization were as follows:

                        Rated Capacity     Capacity
                         (in tons)        Utilization

Melt shop                 700,000            60%
Hot strip rolling mill    750,000            65%
 Welded pipe mills        580,000            75%



  Koppel Facilities

     The Company manufactures seamless OCTG, line pipe products and SBQ products at its facilities located in Koppel and Ambridge, Pennsylvania and Baytown, Texas. The operations consist of a melting and casting facility and bar mill located in Koppel and a seamless tubemaking facility located approximately 20 miles away in Ambridge.


     The melting and casting facilities at Koppel consist of an 80-ton Ultra-High Powered (UHP) electric arc furnace, a ladle refining station and a computer-controlled four-strand continuous bloom/billet caster. Select grades of steel scrap are melted utilizing the UHP furnace. Once the molten steel reaches temperatures of approximately 3,000 degrees Fahrenheit, it is tapped from the UHP furnace into a ladle and transported to the ladle refining station. The ladle refining station allows for the addition of alloys, thereby providing precise chemical compositions, and it maintains the molten steel at proper temperatures for the caster.
Once the chemistries are analyzed and conformed to metallurgical standards, the ladle is carried by crane to the continuous caster. The continuous caster is capable of casting 9 inch square blooms or 5 1/2 inch round billets.

     Blooms and billets are further processed at the tubemaking facilities into seamless tubular products or at the bar facilities into SBQ products, or they can be sold as "as cast" (semi-finished) product.

     Koppel's tubemaking facility includes an automated rotary hearth furnace where round billets (tube rounds) are reheated to temperatures over 2,200 degrees Fahrenheit.
Tube rounds exit the furnace to a piercer where a hollow tube is formed. Hollow tubes are then rolled to a specific size and wall thickness by passing through either the mandrell mill or transval mill. Seamless tubular products are produced in both carbon and alloy grades in sizes ranging from 1 7/8 to 8 1/2 inches in outside diameter.

     At Koppel's bar mill, blooms are reheated in a highly automated rotary hearth furnace to temperatures over 2,200 degrees Fahrenheit. Blooms, upon exiting the furnace, pass through a series of rolls, where they are reshaped into round bars. SBQ products are available in both carbon and alloy grades in sizes measuring 2 7/8 to 6 inches in diameter.

     For fiscal 1997, the Koppel facilities' rated capacities and capacity utilization were as follows:

                         Rated Capacity    Capacity
                          (in tons)       Utilization

     Melt shop            450,000            82%
     Seamless tube mill   250,000            74%
     Bar mill             200,000            78%


     Finishing Facilities

     The Company processes and finishes a portion of its welded and seamless tubular products at facilities located at the Port of Catoosa, near Tulsa, Oklahoma (Erlanger Tubular Corporation, or Erlanger) and at Baytown, Texas, located near Houston, Texas (Baytown). The finishing processes include upsetting, which is a forging process that thickens tube ends; heat treating, which is a furnace operation designed to strengthen the steel; straightening; non-destructive testing; coating for rust prevention; and threading.

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

     Demand for the Company's OCTG products is cyclical in
nature, being dependent on the number and depth of oil and
natural gas wells being drilled in the United States and
globally.  The level of drilling activity is largely a
function of the current prices of oil and natural gas and
expectations of future prices.    In addition, shipments by
domestic producers of OCTG products are influenced by the
levels of inventory held by producers, distributors and end
users as well as the level of foreign imports of OCTG
products.    The average number of oil and natural gas
drilling rigs in operation in the United States was 906 in fiscal 1997, up from 759 in fiscal 1996.

     Line Pipe Products

     The Company's line pipe products, which are produced by both Newport and Koppel, are used primarily in gathering lines for the transportation of oil and natural gas at the drilling site and in transmission lines by both gas utility and transmission companies. Line pipe products are coated and shipped as a plain end product and welded together on site. The majority of the Company's line pipe sales are welded products.

     The demand for line pipe is only partially dependent on oil and gas drilling activities. Line pipe demand is also dependent on factors such as the level of pipeline construction activity, line pipe replacement requirements, new residential construction and gas utility purchasing programs.

     Special Bar Quality Products

     The Company manufactures a specialized market niche of SBQ products at Koppel in sizes ranging from 2.875 to 6.0 inches in diameter. The Company produces its SBQ products from continuous cast blooms that enables substantial size reduction in the bloom during processing and provides greater strength-to-weight ratios. These SBQ products are primarily used in critical weight-bearing applications such as suspension systems, gear blanks, drive axles for tractors and off-road vehicles, heavy machinery components and hydraulic and pneumatic cylinders. The demand for the Company's SBQ products is cyclical in nature and is sensitive to general economic conditions.

     Hot Rolled Coils

     The Company produces commercial quality grade hot rolled coils at Newport, from 28 to 50 inches in width, between 0.125 and 0.500 inches in gauge, and in 15 ton coil weights. These products are sold to service centers and to others for use in high-strength applications. The demand for these products is cyclical in nature and is sensitive to general economic conditions.


     Other Products

     The Company's tubular products are inspected and tested to ensure that they meet or exceed API specifications. Products that do not meet specification are classified as less then prime products and are sold at substantially reduced prices.

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

Customers - Specialty Steel Segment

     The Company has approximately 300 specialty steel product customers. The Company's OCTG and line pipe products are used by major and independent oil and natural gas exploration and production companies in drilling and production applications. Line pipe products are also used by gas utility and transmission companies. The majority of the Company's OCTG products are sold to domestic distributors. Line pipe products are sold to both domestic distributors and directly to end users. The Company sells its SBQ products to service centers, cold finishers, forgers and original equipment manufacturers. Hot rolled coils are sold primarily to service centers and other manufacturers for further processing. The Company has long-standing relationships with many of its larger customers; however, the Company believes that it is not dependent on any customer and that it could, over time, replace lost sales attributable to any one customer. In fiscal 1997, no one customer accounted for more than 10% of total net sales, other than Bourland & Leverich Supply Company, which accounted for 10.3% of total net sales.

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

     In the welded OCTG and line pipe market, the Company competes against certain manufacturers who purchase hot rolled coils for further processing into welded OCTG and line pipe products. The cost of finished tubular products for these manufacturers is largely dependent on the market price of hot rolled coils. Depending on market demand for hot rolled coil, these tubular manufacturers may purchase hot rolled coils at a lower or higher cost than the Company's cost to manufacture hot rolled coils. Also, additional new hot rolled manufacturing capacity is anticipated which may also impact the market price for hot rolled coils.

      In the small diameter seamless OCTG market in which Koppel competes, its principal competitors include the USS/Kobe Steel Company in Lorain, Ohio, and a number of foreign producers. With respect to its SBQ products, Koppel competes with a number of steel manufacturers, including USX Corporation, CSC Industries, Inc., Republic Engineered Steels, Inc., Inland Steel Industries, Inc., MacSteel Division of Quanex Corporation, North Star Steel Company, Inc. and The Timken Company. Newport's principal domestic competitors in the welded tubular market are Lone Star Steel Company, LTV Corporation, IPSCO Steel, Inc. and Maverick Tube Corporation.

     In July 1995, the United States imposed duties on the imports of various OCTG products from certain foreign countries in response to antidumping and countervailing duty cases filed by several U.S. steel companies. Several foreign OCTG producers, as well as certain U.S. producers, have appealed the determinations to U.S. and international courts or panels. The duties are subject to annual and five-year reviews by the U.S. Department of Commerce. The Company believes the imposition of the duties have had a positive effect on its shipments and pricing of certain of its seamless tubular products; however, it cannot predict the outcome or timing of these appeals at this time.

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

     The Company's steel manufacturing facilities consume large amounts of electricity. The Company purchases its electricity from utilities near its steel-making facilities pursuant to separate contracts entered into by Koppel and Newport. Koppel's contract expired in 1996. The parties have been operating under monthly extensions of the prior contract, while a new supply contract is being negotiated. Newport's contract expires in 2001. The contracts contain provisions that provide for lower priced demand charges during off-peak hours and known maximums in higher cost firm demand power. Also, the Company receives discounted demand rates in return for the utilities' right to periodically curtail service during periods of peak demand. These curtailments are generally limited to a few hours and historically have had a negligible impact on the Company's operations.

     The Company also consumes smaller quantities of additives, alloys and flux which are purchased from a number of suppliers.


Adhesives Segment

     The Company, through its wholly-owned subsidiary, Imperial Adhesives, Inc. (Imperial), is a custom manufacturer of water-borne, solvent borne and hot melt adhesives and footwear finishes. These products are manufactured at plants located in Cincinnati, Ohio;
Nashville, Tennessee and Lynchburg, Virginia.

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

Products and Markets - Adhesives Segment

     Imperial maintains approximately 1,000 active formulas for the manufacture of water-borne, solvent-borne and hot-melt adhesives products and approximately 600 active formulas for the manufacture of footwear finishes. Its multiple product lines are used primarily in product assembly applications within such industries as footwear, foam bonding, marine and recreational vehicles, consumer packaging, construction, furniture, and transportation. In fiscal 1997, approximately 21% of Imperial's sales were to the footwear industry. The Company's industrial adhesives products are marketed throughout the United States and Caribbean basin through an in-house sales force as well as a number of independent sales representatives. Products are distributed from Imperial's manufacturing sites and a number of public warehouses across the United States and in Puerto Rico. The adhesives industry is currently seeking alternatives to its methylene chloride-based products, which are expected to be largely restricted by OSHA regulations in December 1997. Methylene chloride-based products represented approximately 22% of the Company's adhesives segment sales in fiscal 1997.

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


     The Company has on its property at Newport a permitted hazardous waste disposal facility. Newport's permit for operating the hazardous waste disposal facility required that it investigate, test, and analyze for potential releases of hazardous constituents from its closed loop water recirculation system. Based upon the findings of its investigation, which have been filed with the EPA, the Company believes that the cost of any remediation of such potential releases, if required, will not be material.

     In November 1996, Koppel received a Notice of Violation from the EPA alleging violations of the Clean Air Act and the Pennsylvania State Implementation Plan. The violations allegedly occurred during 1995 and 1996 and pertain to air emissions from Koppel's electric arc furnace operations. The conditions which contributed to the alleged violations have been corrected, and as of January 1, 1997, Koppel has demonstrated compliance with air emission regulations. At this time, the Company is unable to determine if the EPA will assess civil penalties as a result of the alleged violations, or the extent of any such potential penalties.

     In March 1995, Koppel and the EPA signed a Consent Order relating to an April 1990 RCRA facility assessment (the Assessment) completed by the EPA and the Pennsylvania Department of Environmental Resources. The Assessment was performed in connection with a permit application pertaining to a landfill that is adjacent to the Koppel facilities.
The Assessment identified potential releases of hazardous constituents at or adjacent to the Koppel facilities prior to the Company's acquisition of the Koppel facilities. The Consent Order established a schedule for investigating, monitoring, testing and analyzing the potential releases. Initial remediation has been completed and a report submitted to the EPA. Additional monitoring and remediation may be required. Pursuant to various indemnity provisions in agreements entered into at the time of the Company's acquisition of the Koppel facilities, certain parties have agreed to indemnify the Company against various known and unknown environmental matters. To date the Company has been fully indemnified against all matters pertaining to the Consent Order and the Company believes that the indemnity provisions provide for it to be fully indemnified against all matters covered by the Consent Order, including all associated costs, claims and liabilities.

     In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at Newport, resulting in the contamination of a quantity of electric arc furnace dust. The Company is investigating and evaluating various issues concerning storage, treatment and disposal of the radiation contaminated electric arc furnace dust; however a final determination as to method of treatment and disposal, cost and further regulatory requirements cannot be made at this time. Depending on the ultimate timing and method of treatment and disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current estimates and the Company's insurance coverage. The Company expects to recover and has recorded a $2.3 million receivable relating to insurance claims for the recovery of disposal costs which will be filed with the applicable insurance carrier at the time such disposal costs are incurred. Such insurance claims will exhaust available insurance coverage pertaining to these incidents. Based on current knowledge, the Company believes the recorded gross reserves of $4.4 million for disposal costs pertaining to these incidents are adequate.

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

     As of September 27, 1997, the Company had environmental
remediation reserves of $4.4 million,   which pertain almost
exclusively to accrued disposal costs for radiation contaminated dust. As of September 27, 1997, the estimated range of possible losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the Consent Order, the Company cannot estimate the possible range of losses should the Company ultimately not be indemnified. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the Consent Order or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Employees

     As of September 27, 1997, the Company had 1,948
employees, of whom 432 were salaried and            1,516
were hourly. Substantially all of the Company's hourly employees are represented by the United Steelworkers of America under contracts expiring in 1998 for Imperial; 1999 for Newport and Koppel; and 2000 for Erlanger.

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

     Adhesives Segment:

     Cincinnati, Ohio; Lynchburg, Virginia; Nashville,
Tennessee - Imperial owns approximately seven acres of property in Cincinnati, Ohio; 1.5 acres of property in Lynchburg, Virginia and 3.1 acres in Nashville, Tennessee for use in its adhesives and finishes operations. The
Cincinnati properties contain five buildings aggregating approximately 150,000 square feet; the Lynchburg property consists of one 10,000 square foot building and the Nashville property contains one building aggregating approximately 60,000 square feet.

               Other:

     Newport, Kentucky - The Company owns approximately 20 acres of partially developed land near Newport, Kentucky, which is held as investment property and is listed for sale.


     Information regarding encumbrances on the Company's properties is included in Note 4 to the Consolidated
Financial Statements of the 1997 Annual Report to
Shareholders, and is incorporated herein by reference.


ITEM 3.   LEGAL PROCEEDINGS

     See Item 1, Business, "Environmental Matters" regarding the Consent Order entered into by Koppel and the EPA in March 1995 and the Notice of Violation received by Koppel from the EPA in November 1996.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

     None.


PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER  MATTERS

     Incorporated herein by reference from the 1997 Annual
Report to Shareholders, "Corporate Information - Stock
Market Information" and "Corporate Information - Stock
Price" and Note 4 to the Consolidated Financial Statements.


     As of December 1, 1997 there were approximately 184 record holders of Common Stock.


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     Incorporated herein by reference from the 1997 Annual
Report to Shareholders, "Consolidated  Historical Summary".

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND  RESULTS OF  OPERATIONS

     Incorporated herein by reference from the 1997 Annual
Report to Shareholders, "Management's Discussion and
Analysis of Financial Condition and Results of Operations".

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated herein by reference from the 1997 Annual Report to Shareholders, "Consolidated Statements of Operations"; "Consolidated Balance Sheets"; "Consolidated Statements of Cash Flows"; Consolidated Statements of Common Shareholders' Equity"; "Notes to Consolidated Financial Statements"; "Report of Management" and "Report of Independent Public Accountants".


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

     Incorporated herein by reference from the Company's
Proxy Statement dated December 22, 1997 for the Annual
Meeting of Shareholders on February 12, 1998, under the caption "Election of Directors - Nominees for Election as
Directors"; "Share Ownership of Certain Beneficial Owners and Management - footnote (4)"; "Information Regarding
Meetings and Committees of the Board of Directors -
Committees of the Board ";  and "Section 16(a) Beneficial
Ownership Reporting Compliance".

ITEM 11.       EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Company's
Proxy Statement dated December 22, 1997 for the Annual
Meeting of Shareholders on February 12, 1998, under the caption "Information Regarding Meetings and Committees of the Board of Directors - Director Compensation"; "Executive
Compensation"; and  "Compensation Committee Interlocks and
Insider Participation".


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT

     Incorporated herein by reference from the Company's
Proxy Statement dated December 22, 1997 for the Annual
Meeting of Shareholders on February 12, 1998, "Share
Ownership of Certain Beneficial Owners and Management".

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS

     Incorporated herein by reference from the Company's
Proxy Statement dated December 22, 1997 for the Annual
Meeting of Shareholders on February 12, 1998, under the caption "Compensation Committee Interlocks and Insider
Participation" and "Certain Transactions".

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND
                REPORTS ON FORM  8-K


(a) 1. Consolidated Financial Statements - Audited consolidated financial statements required by this item are incorporated by reference and listed in Part II, Item 8.

(a) 2. Consolidated Financial Statement Schedule - The financial statement schedule required to be filed as a part of this report is included herein:
- Report of Independent Public Accountants on Financial
Statement Schedule
- Schedule II - Valuation and Qualifying Accounts

(a)   3.  Exhibits - Reference is made to the Index to
Exhibits, which is included herein as part of this report.

(b)         Reports on Form 8-K - None.



Report of Independent Public Accountants on Financial
Statement Schedule

To NS Group, Inc.:

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in NS Group, Inc. and subsidiaries annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 30, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a) 2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





Cincinnati, Ohio                   ARTHUR ANDERSEN LLP
   October 30, 1997

SCHEDULE II


NS GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
 (Dollars in thousands)


                                  Reserves Deducted from
                                  Assets in Balance Sheets
                             Allowance
                             for             Allowance
                              Doubtful         for Cash
                            Accounts(1)     Discounts(1)

 BALANCE, September 24, 1994  $   637        $    306

Additions:
Charged to costs and expenses     586           3,553
        Deductions:
Net charges of nature for which
reserves were created           (202)         (3,330)

BALANCE, September 30, 1995   $1,021         $    529

 Additions:
Charged to costs and expenses    744           3,487
 Deductions:
Net charges of nature for which
reserves were created         (1,008)         (3,675)

BALANCE, September 28, 1996  $   757        $    341
Additions:
Charged to costs and expenses  1,050           7,414
Deductions:
Net charges of nature for which
  reserves were created       (1,095)         (7,124)

BALANCE, September 27, 1997   $  712         $   631



(1)  Deducted from accounts receivable


SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NS GROUP, INC.

Date:  December 12, 1997      By:  /s/John R. Parker
                              John R. Parker, Vice
                    President,Treasurer and Chief
                   Financial Officer


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




Date: December 12, 1997       /s/Clifford R. Borland
                              Clifford R. Borland,
                             Chief Executive Officer
                            and Director



Date: December 12, 1997       /s/Paul C. Borland,Jr.
                         Paul C. Borland, Jr., President and
                         Chief Operating Officer and
                         Director


Date: December 12, 1997     /s/John R. Parker
                            John R. Parker, Vice President,
                            Treasurer and Chief Financial
                            Officer
                            (Principal Financial Officer)




Date: December 12,1997     /s/Thomas J. Depenbrock
                         Thomas J. Depenbrock
                         Vice President and Corporate
                         Controller
                         (Principal Accounting Officer)



Date: December 12, 1997  /s/Ronald R. Noel
                         Ronald R. Noel
                         Vice President and Director



Date: December 12, 1997 /s/John B. Lally
                         John B. Lally, Director


Date: December 12, 1997  /s/Patrick J. B. Donnelly
                         Patrick J. B. Donnelly, Director



Date: December 12, 1997 /s/R. Glen Mayfield
                         R. Glen Mayfield, Director


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

     Exhibits 4.1 through 4.19 were filed as exhibits under their respective Exhibit numbers to Company's Form 10-Q for the quarterly period ended July 1, 1995, File No. 1-9838, and are incorporated herein by this reference

4.1 Indenture (including form of Senior Secured Note) between the Company and The Huntington National Bank, as trustee (the "Trustee")

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

4.16 Pledge and Security Agreement between the Company and the Trustee

4.17 Subsidiary Guarantee

4.18 Intercreditor Agreement between the Trustee and the
Bank of New York    Commercial     Corporation, as agent
under the Credit Facility

4.19 Agreement between the Trustee, Koppel and the Commonwealth of Pennsylvania, Department of Commerce

4.20 Revolving Credit, Guaranty and Security Agreement among Bank of New York Commercial Corporation, PNC Bank Ohio, N.A., Newport, Koppel, Imperial, the Company, Erlanger, Northern Kentucky Air, Inc. and Northern Kentucky Management, Inc., filed as Exhibit 4.21 to Company's Form 10-Q for the quarterly period ended July 1, 1995, File No. 1-9838, and incorporated herein by this reference; Amendment No. 1 dated October 23, 1995 and Amendment No. 2 dated December 21, 1995 filed as Exhibit 4.21 to Company's Form 10-Q for the quarterly period ended December 30, 1995, File No. 1-9838, and incorporated herein by this reference; Amendment No. 3 dated February 14, 1996, filed as Exhibit
4.1 to Company's Post-Effective Amendment No. 1 on Form S-3 to Form S-1 Registration Statement, Registration No. 33-56637, and incorporated herein by this reference; and Amendment No. 4 dated September 12, 1996, filed as Exhibit
4.21 to Company's Form 10-K for the fiscal year ended September 28, 1996, File No. 1-9838, and incorporated herein by this reference

4.21 Warrant Agreement between the Company and The
Huntington National Bank, as warrant agent, filed as Exhibit
4.22 to Company's Form 10-Q for the quarterly period ended
July 1,1995, File No. 1-9838, and incorporated herein by this reference

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

10.8 Registration Rights Agreement dated October 6, 1993 among Kentucky Electric Steel, Inc., NS Group, Inc. and NSub I, Inc. (formerly Kentucky Electric Steel Corporation), filed as Exhibit 10(I) to Company's Form 10-K for fiscal year ended September 25, 1993, File No. 1-9383, and incorporated herein by this reference

10.9 Form of Warrant dated October 4, 1990, filed as Exhibit
4.2 to Company's Form 8-K dated October 18, 1990, File No. 1-9838, and incorporated herein by reference; and First Amendment to Warrant dated September 26, 1992, filed as
Exhibit 4(c) to Company's Form 10-K for the fiscal year ended September 26, 1992, File No. 1-9838, and incorporated herein by this reference

10.10     Company's 1995 Stock Option and Stock Appreciation
Rights Plan, filed as Exhibit A to Company's Proxy Statement dated December 27, 1995, File No. 1-9838, and incorporated here in by this reference

13   1997 Annual Report to Shareholders (not deemed "filed"
except for portions which are expressly incorporated by reference), filed herewith

21   Subsidiaries of Registrant

23   Consent of Independent Public Accountants

24   Power of Attorney (contained on Signature Page)

27   Financial Data Schedule