Form 10-Q
period 1997-12-27
NS GROUP INC
filed 1998-02-09
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.   20549

__________________

                       FORM 10-Q


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      December 27, 1997

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

      Common stock, no par value
24,130,367                                        (Class)
   (Outstanding at January 30, 1998)




NS GROUP, INC.

INDEX


PART I    FINANCIAL INFORMATION
PAGE


 Item 1    Financial Statements

  Condensed Consolidated Statements of Operations      3
  Condensed Consolidated Balance Sheets                4
  Condensed Consolidated Statements of Cash Flows      5
  Notes to Condensed Consolidated Financial Statements 6

 Item 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations        11

PART II   OTHER INFORMATION

 Item 1    Legal Proceedings                          18
 Item 6    Exhibits and Reports on Form 8-K           18


NS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED
DECEMBER 27, 1997 AND DECEMBER 28, 1996
(In thousands, except per share amounts)
(Unaudited)


                               December 27,     December 28,
                                1 9 9 7           1 9 9 6


NET SALES                       $123,733        $ 105,167
COST AND EXPENSES
  Cost of products sold          106,142           92,824
  Selling and administrative
  expenses                          6,841            6,398


  Operating income                 10,750            5,945


OTHER INCOME (EXPENSE)
  Interest income                  2,341              307
  Interest expense                (3,559)          (6,063)
  Other, net                          14               83

  Income before income taxes       9,546              272

PROVISION FOR INCOME TAXES         3,009               23

  Net income                     $  6,537          $   249


NET INCOME PER COMMON SHARE
   Basic                             $.27            $.02
   Diluted                           $.26            $.02

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                           23,983          13,809
   Diluted                         25,393          13,826



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



NS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 27, 1997 AND SEPTEMBER 27, 1997
(Dollars in thousands) (Unaudited)

                              December 27,  September 27,
CURRENT ASSETS                  1 9 9 7          1 9 9 7

  Cash                          $  5,646        $ 6,998
  Short-term investments         154,969        128,828
  Funds held for debt called
  for redemption                                 59,517
  Accounts receivable, less
  allowance for doubtful
  accounts of $700 and $712,
  respectively                     2,045         63,151
  Inventories                     79,362         73,474
  Other current assets            29,104         32,953
    Total current assets
                                 331,126        364,921

PROPERTY, PLANT AND EQUIPMENT    283,425        278,779
  Less - accumulated
  depreciation                  (159,262)      (154,962)
                                 124,163        123,817
OTHER ASSETS                      10,306         11,578

    Total assets                $465,595       $500,316

CURRENT LIABILITIES
  Notes payable                 $    364       $    722
  Payments due on debt called
  for redemption                                 59,517
  Accounts payable                48,521         47,667
  Other current liabilities       30,743         28,126
  Current portion of long-term
  debt                             1,958          1,958

    Total current liabilities     81,586        137,990

LONG-TERM DEBT                    76,330         76,424

DEFERRED TAXES                    12,404         13,087

COMMON SHAREHOLDERS' EQUITY
  Common stock, no par value     278,332        261,368
  Common stock options and
  warrants                         1,221          1,612
  Unrealized loss on available
  for sale securities             (1,888)        (1,238)
  Retained earnings               17,610         11,073
    Total common shareholders'
    equity                       295,275        272,815

    Total liabilities and
     shareholders' equity       $465,595       $500,316


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



NS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED
DECEMBER 27, 1997 AND DECEMBER 28, 1996
(Dollars in thousands)   (Unaudited)


                                 December 27,   December 28,
                                     1 9 9 7       1 9 9 6

CASH FLOWS FROM OPERATING
ACTIVITIES
 Net income                      $   6,537       $   249
 Adjustments to reconcile net
 income to net cash flows from
 operating activities:
 Depreciation and amortization       4,414          4,452

   Amortization of debt discount
   and finance costs                   331           418
   Increase (decrease) in long-term
   deferred taxes                     (333)        1,005
   Decrease in accounts receivable,
   net                               1,106         2,408
   (Increase) decrease in
     inventories                    (5,888)          856
   (Increase) decrease in other
    current assets                   3,891        (1,115)
   Increase (decrease) in accounts
    payable                            854           (37)
   Increase (decrease) in accrued
    liabilities                     (4,462)        4,415

      Net cash flows from operating
      activities                     6,450        12,651

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in property, plant and
   equipment, net                   (4,736)          (835)

   Decrease in other assets             16           682

      Net cash flows from
      investing activities          (4,720)          (153)


CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in notes payable          (358)         (436)
   Repayments on long-term debt    (52,669)          (568)

   Proceeds from issuance of
    common stock                    16,569             -
      Net cash flows from financing
      activities                    (36,458)       (1,004)


      Net increase (decrease) in cash
      and short-term investments    (34,728)        11,494


CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF YEAR                   195,343        17,297


CASH AND SHORT-TERM INVESTMENTS AT
 END OF PERIOD                     $160,615        $28,791

  Cash paid during the period for:
    Interest                      $  1,998         $ 1,133

    Income taxes, net of refunds  $   167         $     3

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

     The accompanying information reflects, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Reference should be made to NS Group, Inc.'s Form 10-K for the fiscal year ended September 27, 1997 for additional footnote disclosure, including a summary of significant accounting policies.

     Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from instruments that could result in additional common shares being issued which, for the Company, includes stock options and warrants.

     Fiscal Year-End

     The Company's fiscal year ends on the last Saturday of September.


Note 2:  Inventories

     At December 27, 1997 and September 27, 1997, inventories stated at the lower of LIFO (last-in, first-out) cost or market represent approximately 47% and 53% of total inventories before the LIFO reserve, respectively.
Inventories consist of the following components ($000's):

                            December 27,       September 27,
                              1 9 9 7             1 9 9 7

 Raw materials                 $12,405           $10,300
 Semi-finished and
  finished goods                69,788            66,005
                                82,193            76,305
     LIFO reserve               (2,831)           (2,831)
                               $79,362           $73,474


Note 3:  Long-term Debt

     In October 1997 the Company redeemed $52.4 million principal amount of its outstanding 13.5% Senior Secured Notes due 2003 (Notes). The redemption was made from the proceeds of the Company's September 1997 public offering and included a prepayment penalty of $7.1 million, which was recorded in the fourth quarter of fiscal 1997, plus accrued interest.


Note 4:  Common Stock Issuances

     During the first quarter of fiscal 1998, the Company issued 540,295 shares of its common stock through the exercise of the underwriters' over-allotment option related to the Company's September 1997 public offering. The
Company also issued 294,265 shares of its common stock in the first quarter of fiscal 1998 in connection with the exercise of stock options and warrants.


Note 5:  Commitments and Contingencies

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

     In November 1996, Koppel received a Notice of Violation from the EPA alleging violations of the Clean Air Act and the Pennsylvania State Implementation Plan. The violations allegedly occurred during 1995 and 1996 and pertain to air emissions from Koppel's electric arc furnace operations.
The conditions which contributed to the alleged violations were corrected and Koppel has demonstrated compliance with air emissions regulations. At this time, the Company is unable to determine the extent of any civil penalties which the EPA may assess.

     In March 1995, Koppel and the EPA signed a Consent Order relating to an April 1990 RCRA facility assessment (the Assessment) completed by the EPA and the Pennsylvania Department of Environmental Resources. The Assessment was performed in connection with a permit application pertaining to a landfill that is adjacent to the Koppel facilities.
The Assessment identified potential releases of hazardous constituents at or adjacent to the Koppel facilities prior to the Company's acquisition of the Koppel facilities. In accordance with the Consent Order, investigating, monitoring, testing and analysis of the potential releases has been completed and a final report has been forwarded to the EPA; however, additional monitoring and remediation may be required. Pursuant to various indemnity provisions in agreements entered into at the time of the Company's acquisition of the Koppel facilities, certain parties have agreed to indemnify the Company against various known and unknown environmental matters. To date, the Company has been fully indemnified against all matters pertaining to the Consent Order and the Company believes that the indemnity provisions provide for it to be fully indemnified against all future matters covered by the Consent Order, including all associated costs, claims and liabilities.

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

     As of December 27, 1997, the Company had environmental remediation reserves of $4.4 million which pertain almost exclusively to accrued disposal costs for radiation contaminated dust. As of December 27, 1997, the estimated range of possible losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the Consent Order, the Company cannot estimate the range of possible losses should the Company not be indemnified on future matters. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the Consent Order or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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


                          December 27,   September 27,
                             1997            1997
                           (Dollars in thousands)

     Current assets         $169,005       $168,412
     Non-current assets     $130,801       $131,526

     Current liabilities    $ 70,516       $ 70,871

     Payable to parent      $176,899       $174,495
     Other non-current
      liabilities              1,772          2,003
          Total non-current
          liabilities       $178,671       $176,498


                              Three Months Ended
                          December 27,    December 28,
                             1997             1996
                            (Dollars in thousands)

     Net sales         $123,733            $ 105,167
     Gross profit      $ 17,591            $  12,343
     Net income        $  6,136            $   1,296



NS GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

     The matters discussed or incorporated by reference in this Report on Form 10-Q that are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) involve risks and uncertainties. Such risks and uncertainties include, but are not limited to: (i) the level of domestic as well as worldwide oil and natural gas drilling activity; (ii) general economic conditions; (iii) product demand, inventory levels and industry capacity;
(iv) industry pricing; (v) the level of imports and the presence or absence of governmentally imposed trade restrictions; (vi) manufacturing efficiencies; (vii) volatility in raw material costs, particularly steel scrap;
(viii) costs of compliance with environmental regulations; and (ix) product liability or other claims. These risks and uncertainties may cause the actual results or performance of the Company to differ materially from any future results or performance expressed or implied by such forward-looking statements.

     The following analysis of financial condition and results of operations of the Company should be read in conjunction with the unaudited Consolidated Financial
Statements and related Notes of the Company.

     The Company operates in two business segments: specialty steel and industrial adhesives. Within the specialty steel segment are the operations of Newport, a manufacturer of welded tubular steel products and hot rolled coils, and Koppel, a manufacturer of seamless tubular steel products and special bar quality (SBQ) products. The Company's specialty steel products consist of: (i) welded and seamless oil country tubular goods (OCTG) used primarily in oil and natural gas drilling and production operations;
(ii) line pipe used in the transmission of oil, gas and other fluids; (iii) SBQ products used primarily in the manufacture of heavy industrial equipment; and (iv) hot rolled coils which are sold to service centers and other manufacturers for further processing. Within the adhesives segment are the operations of Imperial, a manufacturer of industrial adhesives products.

Results of Operations

     The Company's net sales, gross profit and operating income by business segment for the three month periods ended
December 27, 1997 and December 28, 1996 are summarized below.

                                 Three Months Ended
                              December 27, December 28,
                                 1997         1996
                               (Dollars in thousands)
 Net sales
  Specialty steel segment
     Newport                   $  54,781      $  48,086
     Koppel                       59,428        46,894
                                 114,209        94,980
  Adhesives segment                 9,524        10,187
                                 $123,733     $105,167

Gross profit
  Specialty steel segment
      Newport                  $   8,053      $  6,380
      Koppel                       7,114         3,522
                                  15,167         9,902
  Adhesives segment                2,424         2,441
                               $  17,591     $  12,343
Operating income
  Specialty steel segment
      Newport                   $   6,262      $  5,021
      Koppel                        5,465         1,640
                                   11,727         6,661
  Adhesives segment                   307           244
  Corporate allocations           ( 1,284)         (960)

                                $  10,750      $  5,945



     Sales data for the Company's specialty steel segment for the three month periods ended December 27, 1997 and December 28, 1996 were as follows:

                                    Three Months Ended
                                December 27,  December 28,
                                   1997           1996
Tons shipped
  Newport
    Welded tubular                 97,600         93,800
    Hot rolled coils and other
    products                        7,000          7,700
  Koppel
    Seamless tubular               46,500         33,600
    SBQ                            36,800         36,000
                                  187,900         171,100

Net sales ($000's)
  Newport
    Welded tubular              $  51,806        $ 44,890
    Hot rolled coils and other
    products                        2,975           3,196
  Koppel
    Seamless tubular               42,855          30,917
    SBQ                            16,573          15,977
                                 $114,209        $ 94,980


     Net sales for the first quarter of fiscal 1998 increased $18.6 million, or 17.7%, from the first quarter of fiscal 1997 to $123.7 million. Specialty steel segment net sales increased $19.2 million, or 20.2%. The overall increase in specialty steel segment net sales was primarily attributable to increased shipments and average selling prices of the Company's tubular products as more fully discussed below. The adhesives segment net sales decreased $0.7 million, or 6.5%. The decline in adhesives segment net sales was attributable to a decline in sales of methylene chloride-based products, which were largely restricted by OSHA regulations beginning in the fiscal 1998 first quarter, as well as Imperial's emphasis on eliminating certain non-strategic, low margin product lines.

     Welded tubular product net sales increased $6.9 million, or 15.4%, on a volume increase of 4.1%, from the first quarter of fiscal 1997. Average selling price for all welded tubular products increased 10.9% over the prior fiscal year first quarter. The increase in shipments and average selling price were primarily attributable to increases in shipments and selling prices of welded OCTG products, which was driven by an increase in drilling activity over the comparable prior year period.

     Seamless tubular product net sales increased $11.9 million, or 38.6%, on a volume increase of 38.4%, from the first quarter of fiscal 1997. Average selling prices for seamless tubular products remained relatively unchanged from the comparable prior year period. Like welded tubular product, the improvement in seamless tubular product shipments was positively impacted by improved drilling activity, resulting in increased shipments of seamless OCTG products.

     Demand for the Company's OCTG products is cyclical in nature, being dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is largely a function of the current prices of oil and natural gas and expectations of future prices. The average number of oil and natural gas drilling rigs in operation in the United
States (rig count) was 997 in the first quarter of fiscal
1998, up from 846 in the comparable period of fiscal 1997.
In addition, shipments by domestic producers of OCTG products are influenced by the levels of inventory held by producers, distributors and end users, as well as the level of foreign imports of OCTG products.

     The U.S. government is currently imposing duties on the imports of various OCTG products from certain foreign countries in response to antidumping and countervailing duty cases filed by several U.S. steel companies. The duties are subject to annual review by the U.S. Department of Commerce through 2000. The Company believes the imposition of the duties has had a positive effect on its shipments and the pricing of certain of its seamless tubular products; however, it cannot predict the U.S. government's future actions regarding import duties or other trade restrictions on imports of OCTG products.

     SBQ product net sales increased $0.6 million, or 3.7%, on a volume increase of 2.2%, from the comparable fiscal quarter of a year ago. Average selling prices for the comparable quarterly periods increased 1.4%. The demand for the Company's SBQ products is cyclical in nature and is generally sensitive to general economic conditions.

     Gross profit for the first quarter of fiscal 1998 increased $5.2 million from the first quarter of fiscal 1997, for a gross profit margin of 14.2% in the first quarter of fiscal 1998 compared to 11.7% in the first quarter of fiscal 1997. Specialty steel segment gross profit increased $5.3 million over the prior year comparable period and gross profit margin increased to 13.3% from 10.4% in the first quarter of fiscal 1997. Newport's gross profit margin increased from 13.3% in the first quarter of fiscal 1997 to 14.7% in the current fiscal quarter on the strength of increased selling prices of OCTG products. Koppel's gross profit margin increased from 7.5% in the prior fiscal year first quarter to 12.0% for the current fiscal year due in part to a favorable change in product mix to a greater percentage of tubular product sales versus SBQ product sales. In addition, Koppel's operating efficiencies were negatively impacted by a scheduled repair and maintenance shut-down in its tubular operations in the prior fiscal year first quarter.

     The adhesives segment gross profit remained virtually unchanged for the comparable quarters while gross profit margin increased from 24.0% in the first quarter of fiscal 1997 to 25.5% in the first quarter of fiscal 1998. The increase in margin was primarily a result of the elimination of lower margin sales as previously discussed.

     Fiscal 1998 first quarter selling and administrative expenses increased $0.4 million from the first quarter of fiscal 1997 but decreased as a percentage of sales to 5.5%, from 6.1% in the comparable prior year period.

     Due to the above factors, operating income for the Company increased $4.8 million, from $5.9 million in the first quarter of fiscal 1997, to $10.8 million in the first quarter of fiscal 1998. The increase in operating income was almost solely attributable to the specialty steel segment and was primarily attributable to more favorable product mix and operating performance at Koppel and improved pricing and shipments of welded OCTG products.

     Fiscal 1998 first quarter interest income increased $2.0 million over the first quarter of fiscal 1997 and interest expense declined $2.5 million for the three month comparable periods. The increase in interest income and decrease in interest expense is the result of increased average invested cash and investment balances and a decrease in long-term debt obligations, respectively, which resulted from the Company's September 1997 public offering (including the exercise of the underwriters' overallotment option in October 1997) (Offering) and related retirement of long-term debt.

     The Company's combined federal and state effective tax rate for the first quarter of fiscal 1998 was 31.5%. This rate is lower than the combined federal and state statutory rates primarily due to the utilization of net operating loss carryforwards for which certain deferred tax valuation allowances had been previously recorded. The Company is currently paying federal taxes at the alternative minimum tax rate of 20%.

     As a result of the above factors, the Company reported net income of $6.5 million, or $.27 per share ($.26 diluted), in the first quarter of fiscal 1998 compared to net income of $0.2 million, or $.02 per share (basic and diluted), in the first quarter of fiscal 1997. The increase in weighted average shares outstanding for the comparable three month periods is primarily the result of the Offering.

 Liquidity and Capital Resources

     Working capital at December 27, 1997 was $249.5 million compared to $226.9 million at September 27, 1997. The current ratio was 4.1 to 1 at December 27, 1997 compared to
2.6 to 1 at September 27, 1997. At December 27, 1997, the Company had cash and short-term investments totaling $160.6 million. At December 27, 1997, the Company had no outstanding advances against its $45.0 million revolving credit facility (Credit Facility); however, $11.2 million of the Credit Facility secured various letters of credit issued primarily in connection with the purchase of steel slabs at Newport.

     Net cash flows provided by operating activities totaled $6.5 million in the first quarter of fiscal 1998 compared to $12.7 million in the comparable prior fiscal year period. The Company recorded net income of $6.5 million in the first quarter of fiscal 1998 compared to $0.2 million in the first quarter of fiscal 1997. Major sources of cash from operating activities in the first quarter of fiscal 1998 included $4.7 million in non-cash depreciation and amortization charges and a $3.9 million decrease in other current assets which resulted primarily from the receipt of certain insurance claims filed by the Company. The major uses of cash in operating activities included a $5.9 million increase in inventories which occurred partly in anticipation of a scheduled repair and maintenance shut-down at the seamless tubular facilities late in the first fiscal quarter. Accrued liabilities decreased $4.5 million due to the payment of accrued interest and debt prepayment penalty in connection with the redemption of $52.4 million principal amount of the Company's 13.5% Senior Secured Notes (Notes) in October 1997.

     Major sources of cash from operating activities in the first quarter of fiscal 1997 included $4.9 million in non-cash depreciation and amortization charges; a $4.4 million increase in accrued liabilities primarily resulting from accrued interest expense on the Company's Notes; and a $2.4 million decrease in accounts receivable, primarily due to lower sales in December 1996 at Koppel, resulting from the scheduled repair and maintenance shut-down. The major use of cash in operating activities for the period was a $1.1 million increase in other current assets.

     The Company invested $4.7 million in capital expenditures during the first quarter of fiscal 1998, primarily related to improvements to and acquisition of machinery and equipment in the specialty steel segment. The Company currently estimates that fiscal 1998 capital spending will approximate $36.0 million, primarily in the specialty steel segment. Of the total, approximately $10.0 million is estimated to be incurred in connection with the purchase and installation of a new AC electric arc furnace at Newport. Total spending for the furnace over fiscal 1998 and 1999 is estimated at $25.0 million and start-up is scheduled for Spring 1999. A significant portion of the remaining fiscal 1998 capital expenditures will be used to invest in equipment which should reduce operating costs and increase tubular product finishing capabilities. Sources for funding capital expenditures are expected to include cash flow from operations and available cash and short-term investments.

     Repayments on long-term debt of $52.7 million during the fiscal 1998 first quarter includes the redemption of $52.4 million principal amount of the Company's Notes. Reference is made to Note 3: Long-term Debt, to the Notes to Consolidated Financial Statements. During the first quarter of fiscal 1998, the Company received $16.6 million in proceeds from the issuance of common stock. Approximately $15.4 million of the proceeds represents the exercise of the underwriters' over-allotment option in connection with the Offering. The remainder represents the exercise of stock options and warrants.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) were $17.5 million in the first quarter of fiscal 1998 compared to $10.8 million in the comparable period of fiscal 1997. EBITDA is calculated as net income plus interest expense, taxes, depreciation and amortization. EBITDA provides additional information for determining the Company's ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance or as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

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

     See Note 5: Commitments and Contingencies to the Notes to Consolidated Financial Statements.

PART II   -   OTHER INFORMATION

ITEM 1.        Legal Proceedings

     For a discussion regarding the Consent Order entered into by Koppel and the EPA in March 1995 and the Notice of Violation received by Koppel from the EPA in November 1996, see Note 5: Commitments and Contingencies - Environmental
Matters to the Notes to Condensed Consolidated Financial
Statements.

ITEM 6.        Exhibits and Reports on Form 8-K

 a) Exhibits - Reference is made to the Index to Exhibits, which is incorporated herein by reference.

 b)   Reports on Form 8-K - None.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         NS GROUP, INC.




Date:    February 2, 1998     By:  /s/Clifford R. Borland

                              Clifford R. Borland
                              Chairman and Chief
                              Executive Officer




Date:     February 2, 1998    By:  /s/John R. Parker

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