Form 10-Q/A
period 1997-12-27
NS GROUP INC
filed 1998-02-09
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.   20549



                       FORM 10-Q/A


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
AS OF DECEMBER 27, 1997 AND SEPTEMBER 27, 1997
(Dollars in thousands) (Unaudited)

                              December 27,  September 27,
CURRENT ASSETS                  1 9 9 7          1 9 9 7

  Cash                          $  5,646        $ 6,998
  Short-term investments         154,969        128,828
  Funds held for debt called
  for redemption                                 59,517
  Accounts receivable, less
  allowance for doubtful
  accounts of $700 and $712,
  respectively                    62,045         63,151
  Inventories                     79,362         73,474
  Other current assets            29,104         32,953
    Total current assets
                                 331,126        364,921

PROPERTY, PLANT AND EQUIPMENT    283,425        278,779
  Less - accumulated
  depreciation                  (159,262)      (154,962)
                                 124,163        123,817
OTHER ASSETS                      10,306         11,578

    Total assets                $465,595       $500,316

CURRENT LIABILITIES
  Notes payable                 $    364       $    722
  Payments due on debt called
  for redemption                                 59,517
  Accounts payable                48,521         47,667
  Other current liabilities       30,743         28,126
  Current portion of long-term
  debt                             1,958          1,958

    Total current liabilities     81,586        137,990

LONG-TERM DEBT                    76,330         76,424

DEFERRED TAXES                    12,404         13,087

COMMON SHAREHOLDERS' EQUITY
  Common stock, no par value     278,332        261,368
  Common stock options and
  warrants                         1,221          1,612
  Unrealized loss on available
  for sale securities             (1,888)        (1,238)
  Retained earnings               17,610         11,073
    Total common shareholders'
    equity                       295,275        272,815

    Total liabilities and
     shareholders' equity       $465,595       $500,316


This Condensed Consolidated Balance Sheet corrects the December
27, 1997 amount for the line item "Accounts receivable, less allowance for doubtful accounts of $700 and $712, respectively," from $2,045 to $62,045.


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         NS GROUP, INC.




Date:    February 9, 1998     By:  /s/Clifford R. Borland

                              Clifford R. Borland
                              Chairman and Chief
                              Executive Officer




Date:     February 9, 1998    By:  /s/John R. Parker

                              John R. Parker
                              Vice President and Treasurer