Form 10-Q
period 1998-03-28
NS GROUP INC
filed 1998-05-11
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
      Washington, D.C.   20549

     __________________

     FORM 10-Q


      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      March 28, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, no par value          23,830,413
          (Class)             (Outstanding at April 29, 1998)




     NS GROUP, INC.

     INDEX


     PART I    FINANCIAL INFORMATION                       PAGE


      Item 1    Financial Statements
                Condensed Consolidated Statements of
                Operations                                    3
                Condensed Consolidated Balance Sheets         4
                Condensed Consolidated Statements of
                Cash Flows                                    5
                Notes to Condensed Consolidated Financial
                Statements                                    6

      Item 2    Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   12

     PART II   OTHER INFORMATION

      Item 1   Legal Proceedings                             21
      Item 4   Submission of Matters to a Vote of Security
        Holders                                         21
      Item 6    Exhibits and Reports on Form 8-K        21




     NS GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND SIX MONTH PERIODS ENDED
     MARCH 28, 1998 AND MARCH 29, 1997
     (In thousands, except per share amounts)
     (Unaudited)

                          Three Months Ended  Six Months Ended

                         March 28, March 29, March 28, March 29,
                            1998      1997      1998       1997

     NET SALES             $123,566 $111,110 $247,299 $216,277
     COST AND EXPENSES
       Cost of products
        sold                107,387   95,373  213,529  188,197
       Selling and
       administrative
       expenses               7,083    6,883   13,924   13,281

       Operating income       9,096    8,854   19,846   14,799

     OTHER INCOME (EXPENSE)
       Investment income      2,072      151    4,413      458
       Interest expense      (3,022)  (6,105)  (6,581) (12,168)
       Other, net               419      122      433      205

       Income before income
        taxes                 8,565    3,022   18,111    3,294

     PROVISION FOR
      INCOME TAXES            2,829      853    5,838      876

       Net income           $ 5,736  $ 2,169  $12,273   $2,418


     NET INCOME PER COMMON SHARE
       Basic                   $.24     $.16     $.51      $.18
       Diluted                 $.23     $.15     $.49     $.17


     WEIGHTED AVERAGE SHARES OUTSTANDING
       Basic                 24,069   13,814   24,026   13,812
       Diluted               25,097   14,158   25,245   13,992


     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



     NS GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED BALANCE SHEETS
     AS OF MARCH 28, 1998 AND SEPTEMBER 27, 1997
     (Dollars in thousands) (Unaudited)

                                         March 28,  September 27,
     CURRENT ASSETS                       1 9 9 8       1 9 9 7
         Cash                           $   3,471    $    6,998
       Short-term investments              71,731       128,828
       Funds held for debt called for
        redemption                              -        59,517
       Accounts receivable, less
       allowance for doubtful accounts
       of $646 and $712, respectively      70,749        63,151
       Inventories                         81,011        73,474
       Other current assets                29,363        32,953

         Total current assets             256,325       364,921


     PROPERTY, PLANT AND EQUIPMENT        292,481       278,779
       Less - accumulated depreciation   (163,490)      (154,962)

                                          128,991       123,817
     LONG-TERM INVESTMENTS                 59,614             -
     OTHER ASSETS                           8,071        11,578

         Total assets                    $453,001      $500,316

     CURRENT LIABILITIES
       Notes payable                     $    423      $    722
       Payments due on debt called
       for redemption                           -        59,517
       Accounts payable                    35,808        47,667
       Accrued liabilities                 27,241        28,126
       Current portion of long-term debt    1,733         1,958

         Total current liabilities         65,205       137,990
     LONG-TERM DEBT                        76,106        76,424

     DEFERRED TAXES                        12,835        13,087

     COMMON SHAREHOLDERS' EQUITY
       Common stock, no par value         278,355       261,368
       Common stock options and warrants    1,233         1,612
       Treasury stock                      (2,744)            -
       Unrealized loss on available for
       sale securities                     (1,335)       (1,238)
       Retained earnings                   23,346        11,073
         Total common shareholders'
          equity                          298,855       272,815
            Total liabilities and
            shareholders' equity         $453,001      $500,316


     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



     NS GROUP, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX MONTH PERIODS ENDED
     MARCH 28, 1998 AND MARCH 29, 1997
     (Dollars in thousands)   (Unaudited)

                                          March 28,   March  29,
                                           1 9 9 8      1 9 9 7

     CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                           $12,273    $  2,418
      Adjustments to reconcile net income
       to net cash flows from operating
        activities:
        Depreciation and amortization        8,845       8,893
        Amortization of debt discount
        and finance costs                      632         838
        Decrease in long-term deferred
        taxes                                 (200)       (245)
        (Increase) decrease in accounts
         receivable, net                    (7,598)      1,255
        Increase in inventories             (7,537)    (11,192)
        Decrease in other current assets     3,601         844
        Increase (decrease) in accounts
         payable                           (11,859)        824
        Increase (decrease) in accrued
        liabilities                         (7,964)      1,444
           Net cash flows from operating
           activities                       (9,807)      5,079

     CASH FLOWS FROM INVESTING ACTIVITIES
        Increase in property, plant and
        equipment, net                     (13,952)     (2,011)
        Net purchases of long-term
        investments                        (56,936)          -
        Decrease in other assets               224       1,670

           Net cash flows from investing
            activities                     (70,664)       (341)
     CASH FLOWS FROM FINANCING ACTIVITIES
        Decrease in notes payable             (299)       (879)
        Repayments on long-term debt       (53,244)     (1,391)
        Proceeds from issuance of common
         stock                              16,592          36
        Purchases of treasury stock         (2,719)          -

           Net cash flows from financing
           activities                      (39,670)     (2,234)
           Net increase (decrease) in cash
           and short-term investments      (120,141)      2,504


     CASH AND SHORT-TERM INVESTMENTS AT
     BEGINNING OF YEAR                      195,343     17,297

     CASH AND SHORT-TERM INVESTMENTS AT
     END OF PERIOD                         $ 75,202    $19,801

       Cash paid during the period for:
         Interest                          $  7,376    $11,267
         Income taxes, net of refunds      $  4,156    $  (489)


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

          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP 98-1) which addresses the recognition, measurement and disclosure issues for costs of computer software developed for internal use. SOP 98-1 requires companies to capitalize certain costs related to software developed or obtained for internal use. The Company must adopt SOP 98-1 by fiscal 2000,
     however, early adoption is permitted.   The Company has not
     yet determined when it will adopt SOP 98-1. The adoption of SOP 98-1, which is accounted for prospectively, is not expected to have a material impact on the Company's financial position or results of operations.

          Short-term and Long-term Investments

          At March 28, 1998, short-term investments consist primarily of money market mutual funds, U.S. government securities and commercial paper, for which market value approximates cost. Long-term investments consist primarily of corporate and government bonds which are classified as "available for sale" and are recorded at current market value.


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

     Note 2:  Inventories

          At March 28, 1998 and September 27, 1997, inventories stated at the lower of LIFO (last-in, first-out) cost or market represent approximately 46% and 53% of total inventories before the LIFO reserve, respectively.
     Inventories consist of the following components ($000's):


                              March 28,   September 27,
                               1 9 9 8      1 9 9 7

          Raw materials       $  8,582       $10,300
          Semi-finished and
          finished goods        75,260        66,005
                                83,842        76,305
          LIFO reserve          (2,831)       (2,831)
                               $81,011       $73,474

     Note 3:  Long-term Debt

          In October 1997 the Company redeemed $52.4 million principal amount of its outstanding 13.5% Senior Secured Notes due 2003 (Notes). The redemption was made from the proceeds of the Company's September 1997 public offering and included a prepayment penalty of $7.1 million, which was recorded in the fourth quarter of fiscal 1997, plus accrued interest.

     Note 4:  Common Stock and Stock Option Transactions

          During the first quarter of fiscal 1998, the Company issued 540,295 shares of its common stock through the exercise of the underwriters' over-allotment option related to the Company's September 1997 public offering. The Company also issued 304,135 shares of its common stock in the first six months of fiscal 1998 in connection with the exercise of stock options and warrants.

          During the second quarter of fiscal 1998, the Company purchased 197,600 shares of its common stock in open market transactions. The repurchased shares are recorded as treasury shares.

          Also during the second quarter of fiscal 1998, under its various stock option plans, the Company granted stock options for the right to purchase 791,950 shares of the Company's common stock. The options were granted at fair market value on the date of grant, which was $14 3/8 per share.

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

          In November 1996, Koppel received a Notice of Violation from the EPA alleging violations of the Clean Air Act and the Pennsylvania State Implementation Plan. The violations allegedly occurred during 1995 and 1996 and pertain to air emissions from Koppel's electric arc furnace operations.
     The conditions which contributed to the alleged violations were corrected and Koppel has demonstrated compliance with air emission regulations. At this time, the Company is unable to determine the extent of any civil penalties which the EPA may assess.

          In March 1995, Koppel and the EPA signed a Consent Order relating to an April 1990 RCRA facility assessment (the Assessment) completed by the EPA and the Pennsylvania Department of Environmental Resources. The Assessment was performed in connection with a permit application pertaining to a landfill that is adjacent to the Koppel facilities.
     The Assessment identified potential releases of hazardous constituents at or adjacent to the Koppel facilities prior to the Company's acquisition of the Koppel facilities. In accordance with the Consent Order, investigation, monitoring, testing and analysis of the potential releases has been completed and a final report has been forwarded to the EPA; however, additional remediation may be required. Pursuant to various indemnity provisions in agreements entered into at the time of the Company's acquisition of the Koppel facilities, certain parties have agreed to indemnify the Company against various known and unknown environmental matters. To date, the Company has been fully indemnified against all matters pertaining to the Consent Order and the Company believes that the indemnity provisions provide for it to be fully indemnified against all future matters covered by the Consent Order, including all associated costs, claims and liabilities.

          In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at Newport, resulting in the contamination of a quantity of electric arc furnace dust. The Company is investigating and evaluating various issues concerning storage, treatment and disposal of the radiation contaminated electric arc furnace dust; however, a final determination as to method of treatment and disposal, cost and further regulatory requirements has not been made at this time. Depending on the ultimate timing and method of treatment and disposal, which will require appropriate federal and state regulatory approval, the actual cost of disposal could substantially exceed current estimates and the Company's insurance coverage. The Company expects to recover and has recorded a $2.3 million receivable relating to insurance claims for the recovery of disposal costs which will be filed with the applicable insurance carrier at the time such disposal costs are incurred. Such insurance claims will exhaust available insurance coverage pertaining to these incidents. Based on current knowledge, management believes the recorded gross reserves of $4.3 million for disposal costs pertaining to these incidents are adequate.

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

          As of March 28, 1998, the Company had environmental remediation reserves of $4.3 million which pertain almost exclusively to accrued disposal costs for radiation contaminated dust. As of March 28, 1998, the estimated range of possible losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million; however, with respect to the Consent Order, the Company cannot estimate the range of possible losses should the Company not be indemnified on future matters. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to the Consent Order or its other environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


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


                                   March 28,   September 27,
                                     1998          1997
                                     (Dollars in thousands)

          Current assets           $180,218       $168,412
          Noncurrent assets        $136,107       $131,526

          Current liabilities      $ 58,608       $ 70,871

          Payable to parent        $195,120       $174,495
          Other noncurrent
          liabilities                 1,413          2,003
               Total noncurrent
                liabilities        $196,533       $176,498




                         Three Months Ended    Six Months Ended
                         March 28, March 29,  March 28, March 29,
                          1998       1997      1998        1997
                                  (Dollars in thousands)

          Net sales      $123,566  $111,110    $247,299  $216,277
          Gross profit   $ 16,179  $ 15,737    $ 33,770  $ 28,080
          Net income     $  5,308  $  3,261    $11,444  $  5,084



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

     Results of Operations

          The Company's net sales, gross profit and operating income by business segment for the three and six month periods ended March 28, 1998 and March 29, 1997 are summarized below.

                       Three Months Ended   Six Months Ended
                      March 28, March 29,  March 28, March 29,
                         1998     1997      1998       1997

     (Dollars in thousands)
     Net sales
     Specialty steel segment
        Newport      $  50,469 $  48,244   $105,250  $  96,330
        Koppel          63,633    52,655    123,061     99,549
                       114,102   100,899    228,311    195,879


     Adhesives segment   9,464    10,211     18,988     20,398
                      $123,566  $111,110   $247,299   $216,277


     Gross profit
       Specialty steel segment
        Newport       $  5,315  $  7,050   $ 13,368   $ 13,430
        Koppel           8,472     6,181     15,586      9,703
                        13,787    13,231     28,954     23,133
       Adhesives
       segment           2,392     2,506      4,816      4,947
                      $ 16,179  $ 15,737   $ 33,770   $ 28,080

     Operating income
       Specialty steel segment
        Newport       $  3,162  $  5,281   $  9,424    $ 10,302
        Koppel           6,825     4,517    12,290       6,157

                         9,987     9,798    21,714      16,459

       Adhesives segment   377       383       684         627
       Corporate
       allocations      (1,268)   (1,327)   (2,552)     (2,287)
                      $  9,096  $  8,854   $19,846     $14,799


          Sales data for the Company's specialty steel segment for the three and six month periods ended March 28, 1998 and March 29, 1997 were as follows:

                          Three Months Ended  Six Months Ended
                         March 28, March 29,  March 28, March 29,
                           1998     1997       1998      1997

      Tons shipped
       Newport
         Welded tubular  90,500    90,200    188,100   184,000
         Hot rolled
         coils and other
         products         8,300     7,600     15,300    15,300
       Koppel
         Seamless
         tubular         46,900    40,400     93,400    74,000
         SBQ             45,700    39,500     82,500    75,500
                        191,400   177,700    379,300   348,800

     Net sales ($000's)
       Newport
         Welded
         tubular       $ 46,926 $  45,300  $  98,732  $ 90,190
         Hot rolled
         coils and
         other products   3,543     2,944      6,518     6,140
       Koppel
         Seamless
         tubular         42,718    35,210     85,573    66,127
         SBQ             20,915    17,445     37,488    33,422
                       $114,102  $100,899   $228,311  $195,879



          Net sales for the second quarter of fiscal 1998 increased $12.5 million, or 11.2%, from the second quarter of fiscal 1997 to $123.6 million. For the six month comparable periods, net sales increased $31.0 million, or
     14.3 %, to $247.3 million. Specialty steel segment net sales increased $13.2 million, or 13.1%, and $32.4 million, or 16.6%, for the three and six month periods, respectively. The overall increase in specialty steel segment net sales was primarily attributable to increased shipments and average selling prices of the Company's tubular products as more fully discussed below. Adhesives segment net sales decreased $0.7 million, or 7.3%, and $1.4 million, or 6.9%, for the three and six month periods, respectively. The decline in adhesives segment net sales was attributable to a decline in sales of methylene chloride-based products, which were largely restricted by OSHA regulations beginning in the fiscal 1998 first quarter, as well as Imperial's emphasis on eliminating certain non-strategic, low margin product lines.

          Welded tubular product net sales for the current quarter increased $1.6 million, or 3.6%, from the second quarter of fiscal 1997 on virtually unchanged volume. Average selling price for all welded tubular products for the second quarter of fiscal 1998 increased 3.4% from the prior fiscal year second quarter. Welded tubular product net sales for the first six months of fiscal 1998 increased $8.5 million, or 9.5%, on a volume increase of 2.2%, from the comparable prior year period. The average selling price for all welded tubular products for the first half of fiscal 1998 was $525 per ton, a 7.1% increase from the same period in fiscal 1997. The increase in shipments and average selling prices for both the second quarter and first half of 1998 were primarily attributable to welded OCTG products, which was driven by an increase in drilling activity over the comparable prior year periods. Shipments of welded tubular products for the second quarter and first six months of fiscal 1997 were negatively affected by weather related flooding.

          Total seamless tubular product net sales for the fiscal 1998 second quarter increased $7.5 million, or 21.3%, on a volume increase of 16.1% from the second quarter of fiscal 1997. For the comparable six month periods, net sales of seamless tubular products increased $19.4 million, or 29.4%, on a volume increase of 26.2%. Average selling prices of all seamless tubular products was $917 per ton in the first six months of fiscal 1998, a 2.7% increase over the comparable fiscal 1997 period. Like welded tubular product, the improvement in seamless tubular product shipments was positively impacted by improved drilling activity, resulting in increased shipments of seamless OCTG products.

          Demand for the Company's OCTG products is cyclical in nature, being dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is largely a function of the current prices of oil and natural gas and expectations of future prices. The average number of oil and natural gas drilling rigs in operation in the United States (rig count) increased 12.9% and 15.4% for the three and six month periods of fiscal 1998, respectively, over the comparable prior fiscal year periods. In addition, shipments by domestic producers of OCTG products are influenced by the levels of inventory held by producers, distributors and end users, as well as the level of foreign imports of OCTG products.

          Demand for the Company's OCTG products began to soften in the latter part of the fiscal 1998 second quarter. The softness can be attributed to higher industry inventory levels as well as a decline in rig count, which is attributable in part to normal seasonal patterns and in part to recent declines in oil prices. Rig count as of May 1, 1998 was 876, down from an average of 966 in the second quarter of fiscal 1998. As a result, the Company is experiencing a reduction in operating levels as it enters the fiscal third quarter.

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

          SBQ product net sales increased $3.5 million, or 19.9%, on a volume increase of 15.7%, and $4.1 million, or 12.2%, on a volume increase of 9.3% for the comparable three and six month periods, respectively. Average selling price for SBQ products for the same periods increased 3.6% and 2.5%, respectively. The demand for the Company's SBQ products is cyclical in nature and is sensitive to general economic conditions.

          Gross profit for the second quarter of fiscal 1998 increased $0.4 million from the second quarter of fiscal 1997. Gross profit margin was 13.1% in the second quarter of fiscal 1998 compared to 14.2% in the second quarter of fiscal 1997. For the six months, gross profit increased $5.7 million. Gross profit margin was 13.7% compared to 13.0% in the comparable prior year period. Newport's gross profit margin for the three and six month comparable periods decreased to 10.5% and 12.7% from 14.6% and 13.9%, respectively, due primarily to decreased operating efficiencies, particularly in the latter portion of the 1998 second fiscal quarter. Koppel's gross profit margin for the three and six month comparable periods increased to 13.3% and 12.7% from 11.7% and 9.7%, respectively, due to increased shipments and selling prices of seamless OCTG products and SBQ products. Koppel also experienced lower operating efficiencies in its tubular operations in the first quarter of fiscal 1997 due to a major maintenance outage.

          The adhesives segment gross profit decreased $0.1 million for both the second fiscal quarter and six month periods due primarily to the decline in methylene chloride-based product sales as previously discussed. Gross profit margin for the second quarter of fiscal 1998 was 25.3% compared to 24.5% for the comparable fiscal 1997 period.

          Selling and administrative expenses for the second quarter and first six months of fiscal 1998 increased slightly from the comparable prior year periods and decreased as a percent of sales to 5.7% and 5.6%, respectively, from 6.2% and 6.1% in the second quarter and first six months of fiscal 1997.

          As a result of the above factors, operating income increased $0.2 million, from $8.9 million in the second quarter of fiscal 1997 to $9.1 million in the current fiscal quarter. For the six month period, operating income increased $5.0 million, from $14.8 million in fiscal 1997 to $19.8 million in the first six months of fiscal 1998. The increase in operating income was almost solely attributable to the specialty steel segment and was primarily due to increased shipments and selling prices of seamless OCTG products.

         Fiscal 1998 second quarter and six month investment income increased $1.9 million and $4.0 million from the comparable prior year periods while interest expense for the same comparable periods decreased $3.1 million and $5.6 million, respectively. The increase in investment income and decrease in interest expense is the result of increased average cash and investment balances and a decrease in long-term debt obligations, respectively, which resulted from the Company's September 1997 public offering (including the exercise of the underwriters' overallotment option in October 1997) (Offering) and related retirement of long-term debt.

          The Company's combined federal and state effective tax rate for the fiscal 1998 six month period was 32.2%. This rate is lower than the combined federal and state statutory rates primarily due to the utilization of net operating loss carryforwards for which certain deferred tax valuation allowances had been previously recorded. The Company is currently paying federal taxes at the alternative minimum tax rate of 20%.

          As a result of the above factors, the Company reported net income of $5.7 million, or $.24 per share ($.23 diluted), in the second quarter of fiscal 1998 compared to $2.2 million, or $.16 per share ($.15 diluted), in the second quarter of fiscal 1997. For the current six month period, the Company reported net income of $12.3 million, or $.51 per share, ($.49 diluted), compared to $2.4 million, or $.18 per share ($.17 diluted), for the fist six months of fiscal 1997. Weighted average shares outstanding increased for the comparable periods primarily as a result of the Offering.

      Liquidity and Capital Resources

          Working capital at March 28, 1998 was $191.1 million compared to $226.9 million at September 27, 1997. The current ratio was 3.9 to 1 at March 28, 1998 compared to 2.6 to 1 at September 27, 1997. At March 28, 1998, the Company had cash and investments totaling $134.8 million. At March 28, 1998, the Company had no outstanding advances against its $45.0 million revolving credit facility (Credit Facility); however $6.0 million of the Credit Facility secured various letters of credit issued primarily in connection with the Company's self-insured workers compensation liabilities.

          Net cash flows used in operating activities totaled $9.8 million in the first six months of fiscal 1998, compared to cash provided by operations of $5.1 million in the comparable prior year period. The Company recorded net income of $12.2 million in the first six months of fiscal 1998 compared to $2.4 million in the first six months of fiscal 1997. Major uses of cash from operating activities included an $11.9 million decrease in accounts payable related primarily to payments for steel slabs which Newport purchased in fiscal 1997; a $9.3 million decrease in accrued liabilities related to the fiscal first quarter debt prepayment penalty in connection with the redemption of the Company's 13.5% Senior Secured Notes (Notes) in October 1997; an increase in accounts receivable and inventory of $7.6 million and $7.5 million, respectively, primarily due to increased sales and business activity at Koppel. Major sources of cash from operating activities in the first half of fiscal 1998 included $9.5 million in non-cash depreciation and amortization, a $3.6 million decrease in other current assets which resulted primarily from the receipt of certain insurance claims filed by the Company and a $1.4 million increase in income taxes payable.

          For the first six months of fiscal 1997, net cash flows provided by operating activities were $5.1 million. Major sources of cash from operating activities included $9.7 million in non-cash depreciation and amortization charges; a $1.3 million decrease in accounts receivable and increase in accounts payable and accrued liabilities totaling $2.3 million. The major use of cash in operating activities for the period was an $11.2 million increase in inventories resulting from increased business activity related primarily to the OCTG marketplace.

          The Company invested $14.0 million in capital expenditures during the first six months of fiscal 1998, primarily related to improvements to and acquisition of machinery and equipment in the specialty steel segment. The Company currently estimates that fiscal 1998 capital spending will approximate $36.0 million, primarily in the specialty steel segment. Of the total, approximately $10.0 million is estimated to be incurred in connection with the purchase and installation of a new AC electric arc furnace at Newport. Total spending for the furnace over fiscal 1998 and 1999 is estimated at $25.0 million and start-up is scheduled for Spring 1999. A significant portion of the remaining fiscal 1998 capital expenditures will be used to invest in equipment which should reduce operating costs and increase tubular product finishing capabilities. The Company's sources for funding capital expenditures include cash flow from operations, available cash and investments, as well as available borrowing sources.

          The Company also used cash and short-term investments to make net investments of $56.9 million in long-term investments, primarily government and corporate bonds.

          Repayments on long-term debt of $53.2 million during the first six months of fiscal 1998 includes the redemption of $52.4 million principal amount of the Company's Notes. Reference is made to Note 3: Long-term Debt, to the Notes to Condensed Consolidated Financial Statements. During the first six months of fiscal 1998, the Company received $16.6 million in proceeds from the issuance of common stock, approximately $15.4 million of which represents the exercise of the underwriters' over-allotment option in connection with the Offering. The remainder represents the exercise of stock options and warrants. The Company also purchased 197,600 shares of its common stock in open market transactions for $2.7 million during the first six months of fiscal 1998. The shares were purchased pursuant to the Board of Directors authorization to purchase up to one million shares of the Company's common stock through December 1998.

          Earnings before interest, taxes, depreciation and amortization (EBITDA) were $16.0 million and $33.5 million in the second quarter and first six months of fiscal 1998, respectively, compared to $13.6 million and $24.4 million in the comparable periods of fiscal 1997. EBITDA is calculated as net income plus interest expense, taxes, depreciation and amortization. EBITDA provides additional information for determining the Company's ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance or as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

          The Company believes that its current available cash and investments, its cash flow from operations and its borrowing sources will be sufficient to meet anticipated operating cash requirements, including capital expenditures, for at least the next twelve months.

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

     Other Matters

          See "Note 5: Commitments and Contingencies" to the
     Notes to Condensed Consolidated Financial Statements.

          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP 98-1) which addresses the recognition, measurement and disclosure issues for costs of computer software developed for internal use. SOP 98-1 requires companies to capitalize certain costs related to software developed or obtained for internal use. The Company must adopt SOP 98-1 by fiscal 2000,
     however, early adoption is permitted.   The Company has not
     yet determined when it will adopt SOP 98-1. The adoption of SOP 98-1, which is accounted for prospectively, is not expected to have a material impact on the Company's financial position or results of operations.


     Year 2000 Compliance Programs

          The Company is currently conducting a review of all systems serving the financial and operational activities of its business units and is in various stages of developing and implementing plans to identify and resolve year 2000 issues. The potential effect of year 2000 issues as it pertains to customers and suppliers is also being considered. The Company believes that, with modification of existing computer systems, updates by vendors and conversion to new software in the ordinary course of business, the year 2000 issue will not have a material impact on the Company's operations. The costs of modifications and conversions are not anticipated to be material. There can be no assurance, however, that as a result of the failure of major customers or suppliers to properly address their year 2000 issues, or as a result of a delay or oversight in the Company's efforts, that the year 2000 issue will not have a material impact on the business and operations of the Company.


     PART II   -   OTHER INFORMATION

     ITEM 1.   Legal Proceedings

          For a discussion regarding the Consent Order entered into by Koppel and the EPA in March 1995 and the Notice of Violation received by Koppel from the EPA in November 1996, see "Note 5: Commitments and Contingencies - Environmental Matters" to the Notes to Condensed Consolidated Financial Statements.

     ITEM 4.   Submission of Matters to a Vote of Security
     Holders

          The Annual meeting of shareholders was held on February 12, 1998. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

          1. All nominees for director were elected. The vote was as follows:

                                       For             Against
     Clifford R. Borland           22,603,906          107,477
     Paul C. Borland, Jr.          22,601,756          109,627
     Ronald R. Noel                22,604,256          107,127
     John B. Lally                 22,604,471          106,912
     Patrick J. B. Donnelly        22,641,901           69,482
     R. Glen Mayfield              22,640,661           70,722


          2. The proposal to ratify the Board of Directors' appointment of Arthur Andersen LLP as the Company's independent public accountants for its fiscal year ending
     September 26, 1998 was approved (For, 22,629,925; Against,
     20,590; Abstain, 60,868)


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

                              NS GROUP, INC.


     Date:  May 5, 1998       By:  /s/Clifford R. Borland
                              Clifford R. Borland
                              Chairman and Chief Executive
                              Officer


     Date:  May 5, 1998       By:  /s/John R. Parker
                              John R. Parker
                              Vice President and Treasurer


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

     27.1   Restated Financial Data Schedule