Form 10-Q
period 1998-06-27
NS GROUP INC
filed 1998-08-10
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.   20549


                         FORM 10-Q


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended      June 27, 1998


                              OR

   ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

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
 YES   X      NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common stock, no par value              23,050,360
 (Class)                 (Outstanding at July 24, 1998)




                          NS GROUP, INC.

                               INDEX


PART I    FINANCIAL INFORMATION                       PAGE


Item 1   Financial Statements

Condensed Consolidated Statements of Operations          3
Condensed Consolidated Balance Sheets                    4
Condensed Consolidated Statements of Cash Flows          5
Notes to Condensed Consolidated Financial Statements     6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations  12

PART II   OTHER INFORMATION

 Item 1  Legal Proceedings                              21
 Item 6  Exhibits and Reports on Form 8-K               21




                   NS GROUP, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND NINE MONTH PERIODS ENDED
                  JUNE 27, 1998 AND JUNE 28, 1997
            (In thousands, except per share amounts)
                          (Unaudited)

                      Three Months Ended  Nine Months Ended
                     June 27,  June 28,  June 27, June 28,
                       1998      1997      1998    1997


NET SALES            $ 96,882 $132,853  $344,181  $349,130
COST AND EXPENSES
  Cost of products
  sold                 87,129  113,499   300,658   301,696
  Selling and
  administrative
  expenses              7,080    6,753    21,004    20,034


  Operating income      2,673   12,601    22,519    27,400

OTHER INCOME (EXPENSE)
  Investment income     2,230      236     6,643       694
  Interest expense     (3,048)  (6,130)   (9,629)  (18,298)
  Other, net              (24)      87       409       292

  Income before income
   taxes                1,831    6,794    19,942    10,088

PROVISION FOR INCOME
  TAXES                   642    1,864     6,480     2,740

  Net income          $ 1,189  $ 4,930  $ 13,462   $ 7,348

NET INCOME
PER COMMON SHARE
  Basic                  $.05     $.36      $.56       $.53
  Diluted                $.05    $.33     $.54       $.52


WEIGHTED AVERAGE SHARES
  OUTSTANDING
  Basic                23,655   13,887   23,902     13,836
  Diluted              24,528   16,398   25,006     14,239



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                NS GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
           AS OF JUNE 27, 1998 AND SEPTEMBER 27, 1997
              (Dollars in thousands) (Unaudited)

                                  June 27,     September 27,
CURRENT ASSETS                    1 9 9 8         1 9 9 7

  Cash                         $    2,781       $    6,998
  Short-term investments           67,283          128,828
  Funds held for debt
  called for redemption                 -            59,517
  Accounts receivable,
  less allowance for doubtful
  accounts of $702 and $712,
  respectively                     51,902           63,151
  Inventories                      69,762           73,474
  Other current assets             30,720           32,953

    Total current assets          222,448          364,921

PROPERTY, PLANT AND EQUIPMENT     301,157          278,779
  Less -accumulated depreciation (167,918)         (154,962)

                                  133,239          123,817
LONG-TERM INVESTMENTS              67,591
OTHER ASSETS                        7,883           11,578

    Total assets                 $431,161         $500,316

CURRENT LIABILITIES
  Notes payable                  $    320         $    722
  Payments due on debt called
  for redemption                        -           59,517
  Accounts payable                 23,257           47,667
  Accrued liabilities              27,756           28,126
  Current portion of
  long-term debt                    1,197            1,958

    Total current liabilities      52,530          137,990

LONG-TERM DEBT                     76,193           76,424

DEFERRED TAXES                     13,065           13,087

COMMON SHAREHOLDERS' EQUITY
  Common stock, no par value      279,343          261,368
  Common stock options and
  warrants                          1,016            1,612
  Treasury stock                  (13,340)               -
  Unrealized loss on available
  for sale securities              (1,953)          (1,238)
  Retained earnings                24,307           11,073
    Total common shareholders'
    equity                        289,373          272,815
       Total liabilities and
       shareholders' equity      $431,161         $500,316

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                NS GROUP, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTH PERIODS ENDED
               JUNE 27, 1998 AND JUNE 28, 1997
             (Dollars in thousands)   (Unaudited)



                                  June 27,       June 28,
                                  1 9 9 8         1 9 9 7

CASH FLOWS FROM OPERATING
ACTIVITIES
 Net income                       $13,462        $  7,348
 Adjustments to reconcile net
 income to net cash flows from
 operating activities:
 Depreciation and amortization      13,390         13,209
   Amortization of debt discount
   and finance costs                   946          1,258
   Increase (decrease) in long-term
    deferred taxes                     362            (77)
   (Increase) decrease in accounts
   receivable, net                  11,249        (10,920)

   (Increase) decrease in
    inventories                      3,712        (19,406)
   (Increase) decrease in other
    current assets                   2,208         (1,260)
   Increase (decrease) in accounts
   payable                         (24,410)         7,945

   Increase (decrease) in accrued
   liabilities                      (7,449)         7,548
      Net cash flows from operating
      activities                    13,470          5,645


CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in property, plant and
   equipment, net                   (22,662)       (3,043)
   Net purchases of long-term
    investments                     (65,863)            -
   Decrease in other assets             177         1,669

      Net cash flows from investing
      activities                    (88,348)       (1,374)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in notes
    payable                            (402)          207
   Repayments on long-term debt     (53,819)       (1,838)
   Proceeds from issuance of common
    stock                            17,543         1,246
   Purchases of treasury stock      (13,723)            -

      Net cash flows from financing
      activities                    (50,401)         (385)

      Net increase (decrease) in
      cash and short-term
      investments                   (125,279)        3,886


CASH AND SHORT-TERM INVESTMENTS
AT BEGINNING OF YEAR                 195,343       17,297

CASH AND SHORT-TERM INVESTMENTS
AT END OF PERIOD                     $70,064      $21,183

  Cash paid during the period for:
    Interest                        $  7,400      $12,502
    Income taxes, net of refunds    $  4,452      $   477

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

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP 98-1) which addresses the recognition, measurement and disclosure issues for costs of computer software developed for internal use. SOP 98-1 requires companies to capitalize certain costs related to software developed or obtained for internal use. The Company adopted SOP 98-1 in the third quarter of fiscal 1998 and the impact was not material.

     Short-term and Long-term Investments

     At June 27, 1998, short-term investments consist primarily of money market mutual funds, U.S. government securities and commercial paper, for which market value approximates cost. Long-term investments consist primarily of corporate and government bonds which are classified as "available for sale" and are recorded at current market value.

     Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted -average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from instruments that could result in additional common shares being issued which, for the Company, includes stock options and warrants.

     Options to purchase 858,925 shares of common stock were outstanding at the end of the 1998 fiscal third quarter but were not included in the computation of diluted EPS because they were antidilutive.

     Fiscal Year-End

     The Company's fiscal year ends on the last Saturday of September.


Note 2:  Inventories

     At June 27, 1998 and September 27, 1997, inventories stated at the lower of LIFO (last-in, first-out) cost or market represent approximately 48% and 53% of total inventories before the LIFO reserve, respectively.
Inventories consist of the following components ($000's):

                               June 27,       September 27,
                               1 9 9 8            1 9 9 7

     Raw materials            $  9,885           $10,300
     Semi-finished and
     finished goods             62,708            66,005
                                72,593            76,305
     LIFO reserve               (2,831)           (2,831)
                               $69,762           $73,474

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


Note 4:  Common Stock and Stock Option Transactions

     During the first quarter of fiscal 1998, the Company issued 540,295 shares of its common stock through the exercise of the underwriters' over-allotment option related to the Company's September 1997 public offering. The
Company also issued 512,729 shares of its common stock in the first nine months of fiscal 1998 in connection with the exercise of stock options and warrants.

     The Company purchased 884,900 and 1,082,500 shares of its common stock during the third quarter and first nine months of fiscal 1998, respectively, in open market transactions. The repurchased shares are recorded as treasury shares.

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

     Subject to the uncertainties concerning the Consent
Order and the storage of the radiation contaminated dust, the Company believes that it is currently in compliance in all material respects with all applicable environmental regulations. The Company cannot predict the level of required capital expenditures or operating costs that may result from future environmental regulations.

     Capital expenditures for the next twelve months relating to environmental control facilities are expected to be approximately $4.0 million; however, such expenditures could be influenced by new or revised environmental regulations and laws or new information or developments with respect to the Company's operating facilities.

     As of June 27, 1998, the Company had environmental remediation reserves of $4.3 million which pertain almost exclusively to accrued disposal costs for radiation contaminated dust. As of June 27, 1998, the estimated range of possible losses related to the environmental contingency matters discussed above in excess of those accrued by the Company is $0 to $3.0 million. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


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


                                  June 27,    September 27,
                                   1998          1997
                                   (Dollars in thousands)

     Current assets                $151,332       $168,412
     Noncurrent assets             $139,643       $131,526

     Current liabilities           $ 43,302       $ 70,871

     Payable to parent             $192,727       $174,495
     Other noncurrent liabilities     1,269          2,003
      Total noncurrent liabilities $193,996       $176,498




                    Three Months Ended  Nine Months Ended
                    June 27,  June 28,  June 27, June 28,
                      1998      1997        1998      1997
                             (Dollars in thousands)

     Net sales      $96,882   $132,853  $344,181  $349,130
     Gross profit   $ 9,753   $ 19,354  $ 43,523  $ 47,434
     Net income     $   491   $  5,612  $ 11,935  $ 10,169



NS GROUP, INC. AND SUBSIDIARIES

MANAGEMENT's DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



General

     The matters discussed or incorporated by reference in this Report on Form 10-Q that are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) involve risks and uncertainties. Such risks and uncertainties include, but are not limited to: (i) the level and cyclicality of domestic as well as worldwide oil and natural gas drilling activity; (ii) general economic conditions; (iii) product demand, inventory levels and industry capacity; (iv) industry pricing; (v) the level of imports and the presence or absence of governmentally imposed trade restrictions; (vi) manufacturing efficiencies;
(vii) volatility in raw material costs, particularly steel scrap; (viii) costs of compliance with environmental regulations; and (ix) product liability or other claims. These risks and uncertainties may cause the actual results or performance of the Company to differ materially from any future results or performance expressed or implied by such forward-looking statements.

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


Results of Operations

     The Company's net sales, gross profit and operating income by business segment for the three and nine month periods ended June 27, 1998 and June 28, 1997 are summarized below.

                    Three Months Ended  Nine Months Ended
                    June 27, June 28,   June 27,   June 28,
                     1998     1997       1998       1997
                           (Dollars in thousands)
Net sales
Specialty steel segment
      Newport     $ 32,638  $ 64,052    $137,888  $160,382
      Koppel        53,565    57,980     176,626   157,529
                    86,203   122,032     314,514   317,911


Adhesives segment   10,679    10,821      29,667    31,219

                   $96,882  $132,853    $344,181  $349,130


Gross profit
  Specialty steel segment
      Newport      $    84  $  8,225    $ 13,452   $21,655
      Koppel         6,616     8,228      22,202    17,931
                     6,700    16,453      35,654    39,586
  Adhesives segment  3,053     2,901       7,869     7,848
                   $ 9,753  $ 19,354    $ 43,523   $47,434


Operating income (loss)
  Specialty steel segment
      Newport      $(1,628) $  6,503    $  7,796    $16,805
      Koppel         4,571     6,562     16,861     12,719
                     2,943    13,065     24,657     29,524

  Adhesives segment    783       558      1,467      1,185
  Corporate
   allocations      (1,053)   (1,022)    (3,605)    (3,309)
                    $2,673   $12,601    $22,519   $ 27,400




     Sales data for the Company's specialty steel segment for the three and nine month periods ended June 27, 1998 and June 28, 1997 were as follows:

                     Three Months Ended   Nine Months Ended
                     June 27,  June 28,  June 27,  June 28,
                       1998      1997     1998       1997
 Tons shipped
  Newport
    Welded tubular    60,400  121,800    248,500   305,800
    Hot rolled coils
    and other
    products           7,200    6,100     22,500    21,400
  Koppel
    Seamless tubular  39,100   47,200    132,500   121,200
    SBQ               45,700   40,200    128,200   115,700
                     152,400  215,300    531,700   564,100


Net sales ($000's)
  Newport
    Welded tubular  $ 29,825 $ 61,725   $128,557   $151,915
    Hot rolled coils
    and other
    products           2,813    2,327      9,331      8,467
  Koppel
    Seamless tubular  32,900   40,208    118,474    106,335
    SBQ               20,665   17,772     58,152     51,194
                    $ 86,203 $122,032   $314,514   $317,911




     Net sales for the third quarter of fiscal 1998 decreased $36.0 million, or 27.1%, from the third quarter of fiscal 1997 to $96.9 million. For the nine month comparable periods, net sales decreased $4.9 million, or 1.4%, to $344.2 million. Specialty steel segment net sales decreased $35.8 million, or 29.4%, and $3.4 million, or 1.1%, for the three and nine month periods, respectively. The overall decline in specialty steel segment net sales was attributable to a decline in shipments and average selling prices of the Company's tubular products as more fully discussed below. Adhesives segment net sales decreased $0.1 million, or 1.3%, and $1.6 million, or 5.0%, for the three and nine month periods, respectively. The decline in adhesives segment net sales was attributable to a decline in sales of methylene chloride-based products, which were largely restricted by OSHA regulations beginning in the fiscal 1998 first quarter, as well as Imperial's emphasis on eliminating certain non-strategic, low margin product lines.


     Welded tubular product net sales for the current quarter decreased $31.9 million, or 51.7%, on a volume decline of 50.4%, from the third quarter of fiscal 1997.
Welded tubular product net sales for the first nine months of fiscal 1998 decreased $23.4 million, or 15.4%, on a volume decline of 18.7%, from the comparable prior year period. The average selling price for all welded tubular products for the third quarter of fiscal 1998 was $494 per ton, a 2.6% decline from the third quarter of fiscal 1997.
The decline in shipments and average selling prices was attributable to welded OCTG products, which was driven by a decline in drilling activity as well as an increase in industry inventory levels compared to the prior year.

     Total seamless tubular product net sales for the fiscal 1998 third quarter decreased $7.3 million, or 18.2%, on a volume decline of 17.2% from the third quarter of fiscal 1997. For the comparable nine month periods, net sales of seamless tubular products increased $12.1 million, or 11.4%, on a volume increase of 9.3%. Average selling prices for all seamless tubular products for the third quarter of fiscal 1998 was $841 per ton, a 1.4% decline from the third quarter of fiscal 1997. Like welded tubular products, the decline in third quarter seamless tubular shipments and average selling prices was attributable to seamless OCTG products caused by the decline in drilling rig activity and an increase in industry inventory levels. The Company expects a significant decline in fiscal 1998 fourth quarter operating levels and results in its seamless operations due to market conditions.

     Demand for the Company's OCTG products is cyclical in nature, being dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is largely a function of the current prices of oil and natural gas and expectations of future prices. The average number of oil and natural gas drilling rigs in operation in the United
States (rig count) decreased 7% for the third quarter of fiscal 1998 from the comparable prior fiscal year period.
In addition, shipments by domestic producers of OCTG products are influenced by the levels of inventory held by producers, distributors and end users, as well as the level of foreign imports of OCTG products.

     Demand for the Company's OCTG products began to soften in the latter part of the fiscal 1998 second quarter which continued through the third fiscal quarter and into the fourth fiscal quarter. The softness can be attributed to high industry inventory levels as well as further declines
in rig count caused by lower prices for crude oil.   Rig
count as of July 31, 1998 was 822, down from an average of 865 in the third quarter of fiscal 1998 and 990 in the fourth quarter of fiscal 1997. As a result, the Company anticipates a reduction in operating levels and results, particularly in its seamless tubular operations, in the fourth quarter of fiscal 1998 as compared to the fiscal 1998 third quarter and the fourth quarter of fiscal 1997.


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

     SBQ product net sales increased $2.9 million, or 16.3%, on a volume increase of 13.7%, and $7.0 million, or 13.6%, on a volume increase of 10.8% for the comparable three and nine month periods, respectively. Average selling price for SBQ products for the same periods increased 2.5% and 2.7%, respectively. The demand for the Company's SBQ products is cyclical in nature and is sensitive to general economic conditions.

     Gross profit for the third quarter of fiscal 1998 decreased $9.6 million from the third quarter of fiscal 1997. Gross profit margin was 10.1% in the third quarter of fiscal 1998 compared to 14.6% in the third quarter of the prior fiscal year. For the nine month period, gross profit decreased $3.9 million and gross profit margin was 12.6% compared to 13.6% in the comparable prior year period. Newport's gross profit margin for the three and nine month comparable periods decreased to 0.3% and 9.8% from 12.8% and 13.5%, respectively, due to declines in average selling prices, shipments and operating efficiencies. Koppel's gross profit margin for the third quarter of fiscal 1998 decreased to 12.4% from 14.2% in the comparable quarter of the prior fiscal year. Similar to Newport, the decline for the quarter was due to a decrease in OCTG product shipments and average selling price as well as lower operating efficiencies. For the nine month comparable period, Koppel's gross profit margin increased from 11.4% to 12.6%.

     The adhesives segment gross profit increased $0.2 million in the third quarter of fiscal 1998 over the prior year comparable period. Gross profit was unchanged for the comparative nine month period. Gross profit margin increased to 28.6% from 26.8% for the three month comparable periods and increased to 26.5% from 25.1% for the comparative nine month periods.

     Selling and administrative expenses increased 4.8% for each of the third quarter and nine month comparative periods. As a percent of sales, selling and administrative expenses were 7.3% for the third quarter of fiscal 1998 compared to 5.1% in the third quarter of a year ago.


     As a result of the above factors, operating income decreased $9.9 million, from $12.6 million in the third quarter of fiscal 1997 to $2.7 million in the current fiscal quarter. For the nine month period, operating income decreased $4.9 million, from $27.4 million in fiscal 1997 to $22.5 million in the first nine months of fiscal 1998.

     Fiscal 1998 third quarter and nine month investment income increased $2.0 million and $5.9 million from the comparable prior year periods while interest expense for the same comparable periods decreased $3.1 million and $8.7 million, respectively. The increase in investment income and decrease in interest expense is the result of increased average cash and investment balances and a decrease in long-term debt obligations, respectively, which resulted from the Company's September 1997 public offering (including the exercise of the underwriters' overallotment option in October 1997) (Offering) and related retirement of long-term debt.

     The Company's combined federal and state effective tax rate for the fiscal 1998 nine month period was 32.5%. This rate is lower than the combined federal and state statutory rates primarily due to the utilization of net operating loss carryforwards for which certain deferred tax valuation allowances had been previously recorded. The Company is currently paying federal taxes at the alternative minimum tax rate of 20%.

     As a result of the above factors, the Company reported net income of $1.2 million, or $.05 per share (basic and diluted), in the third quarter of fiscal 1998 compared to $4.9 million, or $.36 per share ($.33 diluted), in the third quarter of fiscal 1997. For the current nine month period, the Company reported net income of $13.5 million, or $.56 per share, ($.54 diluted), compared to $7.3 million, or $.53 per share ($.52 diluted), for the first nine months of fiscal 1997. Weighted average shares outstanding increased for the comparable periods primarily as a result of the Offering.

 Liquidity and Capital Resources

     Working capital at June 27, 1998 was $169.9 million compared to $226.9 million at September 27, 1997. The current ratio was 4.2 to 1 at June 27, 1998 compared to 2.6 to 1 at September 27, 1997. At June 27, 1998, the Company had cash and investments totaling $137.7 million. At June
27, 1998, the Company had no outstanding advances against its $45.0 million revolving credit facility; however $2.4 million of the facility secured various letters of credit issued primarily in connection with the Company's self-insured workers compensation liabilities.

     Subsequent to the end of the fiscal quarter, the Company replaced its credit facility with a new five year
$50 million revolving credit facility on terms similar to, but no less favorable than, its previous facility.


     Net cash flows provided by operating activities totaled $13.5 million in the first nine months of fiscal 1998, compared to cash provided by operations of $5.6 million in the comparable prior year period. The Company recorded net income of $13.5 million in the first nine months of fiscal 1998 compared to $7.3 million in the first nine months of fiscal 1997. Major sources of cash from operating activities in the first nine months of fiscal 1998 included $14.3 million in non-cash depreciation and amortization charges and decreases in accounts receivable and inventory of $11.2 million and $3.7 million, respectively, due primarily to a decline in business activity. Major uses of cash in operating activities included a $24.4 million decrease in accounts payable related primarily to a decline in business activity as well as to payments for steel slabs which Newport purchased in fiscal 1997; and a $7.4 million decrease in accrued liabilities related primarily to the fiscal first quarter debt prepayment penalty in connection with the redemption of the Company's 13.5% Senior Secured Notes (Notes) in October 1997.

     For the first nine months of fiscal 1997, net cash flows provided by operating activities were $5.6 million.
Major sources of cash from operating activities included
$14.5 million in non-cash depreciation and amortization charges and increases in accounts payable and accrued liabilities of $7.9 million and $7.5 million, respectively.
The major uses of cash in operating activities for the period were for increases in accounts receivable and inventories resulting from increased business activity related primarily to the OCTG marketplace.

     The Company invested $22.7 million in capital expenditures during the first nine months of fiscal 1998, primarily related to improvements to and acquisition of machinery and equipment in the specialty steel segment. The Company currently estimates that fiscal 1998 capital spending will approximate $33.0 million, primarily in the specialty steel segment. Of the total, approximately $10.0 million is estimated to be incurred in connection with the purchase and installation of a new AC electric arc furnace at Newport. Total spending for the furnace over fiscal 1998 and 1999 is estimated to be $25.0 million and start-up is scheduled for the second quarter of fiscal 1999. A significant portion of the remaining fiscal 1998 capital expenditures will be used to invest in equipment which should reduce operating costs and increase tubular product finishing capabilities. The Company's sources for funding capital expenditures include cash flow from operations, available cash and investments, as well as available borrowing sources. The Company expects capital spending in fiscal 1999 will approximate the spending levels of fiscal 1998.

     The Company also used cash and short-term investments to make net investments of $65.9 million in long-term investments, primarily government and corporate bonds.


     Repayments on long-term debt of $53.8 million during the first nine months of fiscal 1998 includes the redemption of $52.4 million principal amount of the Company's Notes. Reference is made to Note 3: Long-term Debt, to the Notes to Condensed Consolidated Financial Statements. During the first nine months of fiscal 1998, the Company received $17.5 million in proceeds from the issuance of common stock, approximately $15.4 million of which represents the exercise of the underwriters' over-allotment option in connection with the Offering. The remainder represents the exercise of stock options and warrants. The Company also purchased 1,082,500 shares of its common stock in open market transactions for $13.7 million during the first nine months of fiscal 1998. The shares were purchased pursuant to the Board of Directors authorization to purchase up to three million shares of the Company's common stock through June 1999.

     Earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $9.4 million and $43.0 million in the third quarter and first nine months of fiscal 1998, respectively, compared to $17.2 million and $41.6 million in the comparable periods of fiscal 1997. EBITDA is calculated as net income plus interest expense, taxes, depreciation and amortization. EBITDA provides additional information for determining the Company's ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance, as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

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

Other Matters

     See "Note 5: Commitments and Contingencies" to the
Notes to Condensed Consolidated Financial Statements.


     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP 98-1) which addresses the recognition, measurement and disclosure issues for costs of computer software developed for internal use. SOP 98-1 requires companies to capitalize certain costs related to software developed or obtained for internal use. The Company adopted SOP 98-1 in the third quarter of fiscal 1998 and the impact was not material.

Year 2000 Compliance Programs

     The Company is currently conducting a review of all systems serving the financial and operational activities of its business units and is in various stages of developing and implementing plans to identify and resolve year 2000 issues. The potential effect of year 2000 issues as it pertains to customers and suppliers is also being considered. The Company believes that, with modification of existing computer systems, updates by vendors and conversion to new software in the ordinary course of business, the year 2000 issue will not have a material impact on the Company's operations. The costs of modifications and conversions are not expected to be material. There can be no assurance, however, that as a result of the failure of major customers or suppliers to properly address their year 2000 issues, or as a result of a delay or oversight in the Company's efforts, that the year 2000 issue will not have a material impact on the business and operations of the Company.



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


                              NS GROUP, INC.


Date:     July 31, 1998       By:  /s/Clifford R. Borland
                              Clifford R. Borland
                               Chairman and Chief Executive
                              Officer




Date:      July 31, 1998      By:  /s/John R. Parker
                              John R. Parker
                              Vice President and Treasurer





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