Form 10-K
period 1998-09-26
NS GROUP INC
filed 1998-12-18
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED  SEPTEMBER  26, 1998
COMMISSION FILE NUMBER    1-9838


NS GROUP, INC.
(Exact name of registrant as specified in its charter)


        Kentucky                      61-0985936
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification Number)

Ninth and Lowell Streets, Newport, Kentucky  41072
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Based on the closing sales price of November 30, 1998, as reported in The Wall Street Journal, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $97.7 million.

   The number of shares outstanding of the registrant's
Common Stock, no par value, was 22,632,570 at November 30, 1998.

Documents Incorporated by Reference

Parts I, II and III incorporate certain information by reference from the Annual Report to Shareholders for the fiscal year ended September 26, 1998 ("1998 Annual Report to Shareholders"). Part III also incorporates certain information by reference from the Company's Proxy Statement dated December 21, 1998 for the Annual Meeting of Shareholders on February 11, 1999.

Table of Contents

PART I
                                            Page
 Item 1.     Business                          3
 Item 2.     Properties                       10
 Item 3.     Legal Proceedings                11
 Item 4.     Submission of Matters to
             a Vote of Security Holders       11

PART II

 Item 5.     Market for Registrant's Common
             Equity and Related Stockholder
             Matters                          12
 Item 6.     Selected Consolidated Financial
             Data                             12
 Item 7.     Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations        12
 Item 7A.    Quantitative and Qualitative
             Disclosures About Market Risk    12
 Item 8.     Financial Statements and
             Supplementary Data               12
 Item 9.     Changes in and Disagreements
             with Accountants on Accounting
             and Financial  Disclosure        12

 PART III

 Item 10.   Directors and Executive Officers
            of the Registrant                 13
 Item 11.   Executive Compensation            13
 Item 12.   Security Ownership of Certain
            Beneficial Owners and Management  13
Item 13.   Certain Relationships and
           Related Transactions               13

PART  IV

Item 14.   Exhibits, Financial Statement
           Schedules and Reports on Form 8-K  13


PART I

ITEM 1.   BUSINESS

General

     The Company was incorporated in Kentucky in 1980 as Newport Steel Corporation. The Company changed its name to NS Group, Inc. in 1987. As used herein, the terms "Company" and "NS Group" refer to NS Group, Inc. and its subsidiaries, unless otherwise required by the context.

     NS Group conducts business in two industry segments, the specialty steel segment and the adhesives segment. Incorporated herein by reference from the 1998 Annual Report to Shareholders is the segment data included in Management's Discussion and Analysis of Financial Condition and Results of Operations in "Results of Operations" and Note 13 to the Consolidated Financial Statements, which contains additional information pertaining to industry segment data.

Specialty Steel Segment

     The Company is a producer of specialty steel products serving the energy industry. These products are produced at its two mini-mills, Newport Steel Corporation (Newport) and Koppel Steel Corporation (Koppel), and include welded and seamless tubular goods, primarily used in oil and natural gas drilling and production operations, referred to as oil country tubular goods (OCTG); and line pipe, used in the transmission of oil, natural gas and other fluids. Both Newport and Koppel are certified by the American Petroleum Institute (API) for production of these products. The Company also produces special bar quality products, primarily used in the manufacture of heavy industrial equipment; and hot rolled coils, which are sold to service centers and other manufacturers for further processing. The term mini-mill connotes a smaller, relatively low-cost mill that typically uses steel scrap as its basic raw material and offers a relatively limited range of products.


Manufacturing Facilities and Processes - Specialty Steel
Segment

        Newport Facilities

     The Company manufactures welded OCTG and line pipe products and hot rolled coils at its facilities located near Newport, Kentucky. The production process for Newport's welded tubular products includes three separate operations: melting, rolling and pipe-making.

     Steel scrap is melted into molten steel utilizing electric arc furnaces. Molten steel, reaching 3,000 degrees Fahrenheit, is tapped from the furnaces into ladles. The ladles are then moved to an auxiliary stir station where an argon lance stir process improves steel quality through consistent metal deoxidation and desulfurization. Steel refining continues at the ladle metallurgical station (LMS). The LMS, which serves a dual role, allows for the precise control of temperature and chemistry and enables continuous production sequencing of the molten steel to the continuous slab caster, thereby optimizing melt shop productivity.
Once strict metallurgical standards have been met, the molten steel is "cast" into slabs that range in size from 7 to 10 inches in thickness, 28 to 55 inches in width and 15 to 34 feet in length. Slabs are cut to length and lifted onto specially designed rail cars for transportation to the adjacent reheat furnace.

     At Newport's hot strip rolling mill, slabs are processed through the walking beam slab reheat furnace where they are evenly heated to temperatures over 2,400 degrees Fahrenheit. Slabs exit directly from the reheat furnace onto the hot strip rolling mill where they are reduced to desired thickness and rolled into coils in sizes up to a maximum of 50 inches in width. Coils are either slit and formed into welded tubular products at one of the two pipe-making facilities or are sold as hot rolled coils. Newport's welded tubular products range in size from 4.5 to
13.375 inches in outside diameter and are available in both carbon and alloy grades.

     Newport is currently installing a new AC electric arc furnace that will replace the three furnaces it is currently utilizing. The project will cost approximately $25 million and is estimated to be completed in the second quarter of fiscal 1999.

     For fiscal 1998, the Newport facilities' rated capacities and capacity utilization were as follows:

                         Rated Capacity  Capacity
                          (in tons)      Utilization

     Melt shop            700,000            47%
     Hot strip rolling
      mill                750,000            49%
     Welded pipe mills   580,000             54%




       Koppel Facilities

     The Company manufactures seamless OCTG, line pipe products and SBQ products at its facilities located in Koppel and Ambridge, Pennsylvania and Baytown, Texas. The operations consist of a melting and casting facility and bar mill located in Koppel, a seamless tubemaking facility located approximately 20 miles away in Ambridge, and finishing facilities located in Baytown, Texas.

     The melting and casting facilities at Koppel consist of an AC electric arc furnace, a ladle refining station and a four-strand continuous bloom/billet caster. Select grades of steel scrap are melted utilizing the furnace. Once the molten steel reaches temperatures of approximately 3,000 degrees Fahrenheit, it is tapped from the furnace into a ladle and transported to the ladle refining station. The ladle refining station allows for the addition of alloys, thereby providing precise chemical compositions, and it maintains the molten steel at proper temperatures for the caster. Once the chemistries are analyzed and conform to metallurgical standards, the ladle is carried by crane to the continuous caster. The continuous caster is capable of casting 9 inch square blooms or 5.5 inch round billets.

     Blooms and billets are further processed at the tubemaking facilities into seamless tubular products or at the bar facilities into SBQ products, or they can be sold as "as cast" (semi-finished) product.

     Koppel's tubemaking facility includes a rotary hearth furnace where round billets (tube rounds) are reheated to temperatures over 2,200 degrees Fahrenheit. Tube rounds exit the furnace to a piercer where a hollow tube is formed. Hollow tubes are then rolled to a specific size and wall thickness by passing through either the mandrell mill or transval mill. Seamless tubular products are produced in both carbon and alloy grades in sizes ranging from 1.875 to
8.5 inches in outside diameter.

     At Koppel's bar mill, blooms are reheated in a rotary hearth furnace to temperatures over 2,200 degrees
Fahrenheit. Blooms, upon exiting the furnace, pass through a series of rolls, where they are reshaped into round bars.
SBQ products are available in both carbon and alloy grades in sizes measuring 2.875 to 6 inches in diameter.

     For fiscal 1998, the Koppel facilities' rated capacities and capacity utilization were as follows:

                  Rated Capacity    Capacity
                    (in tons)       Utilization

     Melt shop       450,000            78%
     Seamless
      tube mill      250,000            60%
     Bar mill        200,000            86%


       Finishing Facilities

     The Company processes and finishes its welded and seamless tubular products at facilities located at the Port of Catoosa, near Tulsa, Oklahoma (Erlanger Tubular
Corporation, or Erlanger); at Baytown, Texas, located near
Houston, Texas (Baytown); and at the Koppel facilities located in Pennsylvania. The finishing processes include upsetting, which is a forging process that thickens tube ends; heat treating, which is a furnace operation designed to strengthen the steel; straightening; non-destructive testing; coating for rust prevention; and threading.

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

     The Company's seamless OCTG products, which are produced by Koppel, are used as drill pipe, casing and production tubing. Drill pipe is used and may be reused to
drill several wells.    Production tubing is placed within
the well and is used to convey oil and natural gas to the surface. The Company's seamless OCTG products are sold as a finished threaded and coupled product in both carbon and
alloy grades.   Compared to similar welded products,
seamless production tubing and casing are better suited for use in hostile drilling environments such as deeper wells or off-shore drilling because of their greater strength and durability. The production of seamless tubular products with these properties requires a more costly and specialized manufacturing process than does the production of welded tubular products. The majority of the Company's seamless OCTG product sales are production tubing in sizes ranging from 1.9 inches to 5 inches in outside diameter.

     Demand for the Company's OCTG products is cyclical in nature, being dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is largely a function of the current prices of oil and natural gas and expectations of future prices. In addition, shipments by domestic producers of OCTG products are influenced by the levels of inventory held by producers, distributors and end users as well as the level of foreign imports of OCTG products. The average number of oil and natural gas drilling rigs in operation in the United States was 905, 906 and 759 in fiscal 1998, 1997 and 1996, respectively. In fiscal 1998, the average quarterly rig count ranged from a high of 997 in the first fiscal quarter to a low of 794 in the fourth fiscal quarter.

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

     Special Bar Quality Products

     The Company manufactures a specialized market niche of SBQ products at Koppel in sizes ranging from 2.875 to 6.0 inches in diameter. The Company produces its SBQ products from continuous cast blooms that enables substantial size reduction in the bloom during processing and provides greater strength-to-weight ratios. These SBQ products are primarily used in critical weight-bearing applications such as suspension systems, gear blanks, drive axles for tractors and off-road vehicles, heavy machinery components and hydraulic and pneumatic cylinders. Koppel's SBQ products are ISO 9002 certified. The demand for the Company's SBQ products is cyclical in nature and is sensitive to general economic conditions.

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

       Other Products

     The Company's OCTG products are inspected and tested to ensure that they meet or exceed API specifications.
Products that do not meet specification are classified as less than prime products and are sold at substantially reduced prices.

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

Customers - Specialty Steel Segment

     The Company has approximately 300 specialty steel product customers. The Company's OCTG and line pipe products are used by major and independent oil and natural gas exploration and production companies in drilling and production applications. Line pipe products are also used by gas utility and transmission companies. The majority of the Company's OCTG products are sold to domestic distributors. Line pipe products are sold to both domestic distributors and directly to end users. The Company sells its SBQ products to service centers, cold finishers, forgers and original equipment manufacturers. Hot rolled coils are sold primarily to service centers and other manufacturers for further processing. The Company has long-standing relationships with many of its larger customers; however, the Company believes that it is not dependent on any customer and that it could, over time, replace lost sales attributable to any one customer. In fiscal 1998, no one customer accounted for more than 10% of total net sales.

Competition - Specialty Steel Segment

     The markets for the Company's specialty steel products
are highly competitive and cyclical.    The Company's
principal competitors in its primary markets include domestic and foreign integrated producers, mini-mills and welded tubular product processing companies, many of which have substantially greater assets and larger sales organizations than the Company. The Company believes that the principal competitive factors affecting its business are price, quality and customer service.

     In the welded OCTG and line pipe market, the Company competes against certain manufacturers who purchase hot rolled coils for further processing into welded OCTG and line pipe products. The cost of finished tubular products for these manufacturers is largely dependent on the market price of hot rolled coils. Depending on market demand for hot rolled coils, these tubular manufacturers may purchase hot rolled coils at a lower or higher cost than the Company's cost to manufacture hot rolled coils. Increases in imports of hot rolled coils can impact the market price for hot rolled coils. During fiscal 1998, increases in imports of hot rolled coils contributed significantly to lower market prices for hot rolled coils in the U.S compared to fiscal 1997.

      In the small diameter seamless OCTG market in which Koppel competes, its principal competitors include the USS/Kobe Steel Company and a number of foreign producers. With respect to its SBQ products, Koppel competes with a number of steel manufacturers, including USS/Kobe Steel Company, CSC Industries, Inc., Republic Engineered Steels, Inc., Inland Steel Industries, Inc., Qualitech, Inc., Bar Technologies, Inc., MacSteel Division of Quanex Corporation, North Star Steel Company, Inc. and The Timken Company. Newport's principal domestic competitors in the welded tubular market are Lone Star Steel Company, LTV Corporation, IPSCO Steel, Inc. and Maverick Tube Corporation.

     Since 1995, the U.S. government has been imposing duties on the imports of various OCTG products from certain foreign countries in response to antidumping and countervailing duty cases filed by several U.S. steel companies. The duties are subject to annual reviews by the U.S. Department of Commerce through 2000. The Company believes the imposition of the duties have had a positive effect on its shipments and pricing of certain of its seamless tubular products; however, it cannot predict the U.S. government's future actions regarding import duties or other trade restrictions on imports of OCTG products.

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

     The Company's steel manufacturing facilities consume large amounts of electricity. The Company currently purchases its electricity from utilities near its steel-making facilities pursuant to separate contracts entered into by Koppel and Newport. Koppel's contract expired in 1996 and, since such time, Koppel has been operating under monthly extensions of the prior contract.
In connection with the deregulation of the purchase of electricity in Pennsylvania effective January 1999, Koppel is currently seeking proposals from multiple suppliers for its electricity needs for the future. Newport's contract expires in 2001. The contracts contain provisions that provide for lower priced demand charges during off-peak hours and known maximums in higher cost firm demand power. Also, the Company receives discounted demand rates in return for the utilities' right to periodically curtail service during periods of peak demand. These curtailments are generally limited to a few hours and historically have had a negligible impact on the Company's operations.

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

Products and Markets - Adhesives Segment

     Imperial maintains approximately 950 active formulas for the manufacture of water-borne, solvent-borne and hot-melt adhesives products and approximately 500 active formulas for the manufacture of footwear finishes. Its multiple product lines are used primarily in product assembly applications within such industries as footwear, foam bonding, marine and recreational vehicles, consumer packaging, construction, furniture, and transportation. In fiscal 1998, approximately 18% of Imperial's sales were to the footwear industry. The Company's industrial adhesives products are marketed throughout the United States and Caribbean basin through an in-house sales force as well as a number of independent sales representatives. Products are distributed from Imperial's manufacturing sites and a number of public warehouses across the United States and in Puerto Rico.

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

Environmental Matters

     The Company is subject to federal, state and local environmental laws and regulations, including, among others, the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, the 1990 Amendments to the Clean Air Act and the Clean Water Act, and all regulations promulgated in connection therewith, including, among others, those concerning the discharge of contaminants as air emissions or waste water effluents and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. As such, the Company is from time to time involved in administrative and judicial proceedings and administrative inquiries related to environmental matters.

     As with other steel mills in the industry, the Company's steel mini-mills produce dust which contains lead, cadmium and chromium, and is classified as a hazardous waste. The Company currently collects the dust resulting from its electric arc furnace operations through emission control systems and contracts with a company for treatment and disposal of the dust at an EPA-approved facility.

     In August 1998, Newport received separate Notices of
Violation (NOV) from the Kentucky Division of Waste
Management and the Kentucky Division of Water relating to a release of oil into the Licking River and certain related actions taken by Newport in connection therewith. Newport understands that there is a federal criminal investigation underway relating to this matter. Based upon the information available to date, the Company is unable to determine the extent of civil penalties which may be assessed, or whether criminal charges will be filed, in connection with this incident.

     In November 1996, Koppel received an NOV from the EPA alleging violations of the Clean Air Act and the Pennsylvania State Implementation Plan. The violations allegedly occurred during 1995 and 1996 and pertain to air emissions from Koppel's electric arc furnace operations. The conditions which contributed to the alleged violations were corrected and Koppel has demonstrated compliance with air emission regulations. At this time, the Company is unable to determine the extent of civil penalties which the EPA may assess.

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


     In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at Newport, resulting in the contamination of a quantity of electric arc furnace dust. The Company has entered into a contract with a company to dispose of the dust at an EPA - approved facility. Completion of the project is expected by the second quarter of fiscal 1999. The Company expects to recover and has recorded a $1.2 million receivable relating to insurance claims for the recovery of disposal costs which will be filed with the applicable insurance carrier at the time such disposal costs are incurred. The Company believes the recorded gross reserves of $2.4 million for disposal costs pertaining to these incidents are adequate.

     Subject to the uncertainties concerning the storage of the radiation contaminated dust, the Company believes that it is currently in compliance in all material respects with all applicable environmental regulations. The Company cannot predict the level of required capital expenditures or operating costs that may result from future environmental regulations.

     Capital expenditures for the next twelve months relating to environmental control facilities are expected to be approximately $2.5 million; however, such expenditures could be influenced by new or revised environmental regulations and laws or new information or developments with respect to the Company's operating facilities.

     As of September 26, 1998, the Company had environmental remediation reserves of $2.7 million, which pertain primarily to the accrued disposal costs for radiation contaminated dust. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Employees

     As of September 26, 1998, the Company had 1,801
employees, of whom 444 were salaried and           1,359
were hourly. Substantially all of the Company's hourly employees are represented by the United Steelworkers of America under contracts expiring in 1999 for Newport and Koppel; 2000 for Erlanger; and 2001 for Imperial.

ITEM 2.   PROPERTIES

     The Company's principal operating properties are listed below. The Company believes its facilities are adequate and suitable for its present level of operations. Also, see "Manufacturing Facilities and Processes - Specialty Steel Segment - Newport Facilities and - Koppel Facilities" contained herein for a description of facilities together with rated capacities and utilization rates.

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

     Baytown, Texas - Koppel owns approximately 55 acres of real estate upon which are located a tubular processing facility and barge facilities. Located on the property are eight buildings aggregating approximately 82,000 square feet which house the various finishing operations.

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


     Information regarding encumbrances on the Company's properties is included in Note 4 to the Consolidated
Financial Statements of the 1998 Annual Report to
Shareholders, and is incorporated herein by reference.


ITEM 3.   LEGAL PROCEEDINGS

     See Item 1, Business, "Environmental Matters" regarding the Consent Order entered into by Koppel and the EPA in March 1995, the NOV received by Koppel from the EPA in November 1996, and the NOV's received by Newport from the Commonwealth of Kentucky in August 1998.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

     None.

PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER  MATTERS

     Incorporated herein by reference from the 1998 Annual
Report to Shareholders, "Corporate Information - Stock
Market Information" and "Corporate Information - Stock
Price" and Note 4 to the Consolidated Financial Statements.

     As of November 30, 1998 there were approximately 217 record holders of Common Stock.


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     Incorporated herein by reference from the 1998 Annual
Report to Shareholders, "Consolidated  Historical Summary".

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND  RESULTS OF  OPERATIONS

     Incorporated herein by reference from the 1998 Annual
Report to Shareholders, "Management's Discussion and
Analysis of Financial Condition and Results of Operations".

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

     Incorporated herein by reference from the 1998 Annual
Report to Shareholders, "Management's Discussion and
Analysis of Financial Condition and Results of Operations -
Liquidity and Capital Resources" and Notes 3, 4 and 5 to the
Consolidated Financial Statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated herein by reference from the 1998 Annual Report to Shareholders, "Consolidated Statements of Operations"; "Consolidated Balance Sheets"; "Consolidated Statements of Cash Flows"; Consolidated Statements of Common Shareholders' Equity"; "Notes to Consolidated Financial Statements"; "Report of Management" and "Report of Independent Public Accountants".


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference from the Company's
Proxy Statement dated December 21, 1998 for the Annual
Meeting of Shareholders on February 11, 1999, under the caption "Election of Directors - Nominees for Election as
Directors"; "Share Ownership of Certain Beneficial Owners and Management - footnote (5)"; "Information Regarding
Meetings and Committees of the Board of Directors -
Committees of the Board ";  and "Section 16(a) Beneficial
Ownership Reporting Compliance".

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Company's
Proxy Statement dated December 21, 1998 for the Annual
Meeting of Shareholders on February 11, 1999, under the caption "Information Regarding Meetings and Committees of the Board of Directors - Director Compensation"; "Executive
Compensation"; and  "Compensation Committee Interlocks and
Insider Participation".


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     Incorporated herein by reference from the Company's
Proxy Statement dated December 21, 1998 for the Annual
Meeting of Shareholders on February 11, 1999, "Share
Ownership of Certain Beneficial Owners and Management".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Company's
Proxy Statement dated December 21, 1998 for the Annual
Meeting of Shareholders on February 11, 1999, under the caption "Compensation Committee Interlocks and Insider
Participation" and "Certain Transactions".

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

      (b)      Reports on Form 8-K - None.

Report of Independent Public Accountants on Financial
Statement Schedule

To NS Group, Inc.:

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in NS Group, Inc. and subsidiaries annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 2, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a) 2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





Cincinnati, Ohio             ARTHUR ANDERSEN LLP
November 2, 1998


               SCHEDULE II


NS GROUP, INC. AND SUBSIDIARIES


VALUATION AND QUALIFYING ACCOUNTS

 (Dollars in thousands)


                         Reserves Deducted from
                         Assets in Balance Sheets
                         Allowance
                            for          Allowance
                          Doubtful       for Cash
                          Accounts(1)   Discounts(1)
BALANCE,
September 30, 1995          $1,021        $    529
    Additions:
    Charged to costs
     and expenses              744           3,487
        Deductions:
     Net charges of nature
     for which reserves
     were created           (1,008)         (3,675)

BALANCE,
September 28, 1996          $  757        $    341
     Additions:
     Charged to costs
      and expenses           1,050           7,414
     Deductions:
     Net charges of
     nature for which
     reserves were created  (1,095)         (7,124)

BALANCE,
September 27, 1997          $  712        $    631

     Additions:
     Charged to costs
     and expenses            1,319            5,143
        Deductions:
     Net charges of
     nature for which
     reserves were
     created                (1,279)          (5,622)

BALANCE,
September 26, 1998          $  752          $   152



(1)  Deducted from accounts receivable


SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NS GROUP, INC.

Date: December 11, 1998       By:   /s/John R. Parker
                              John R. Parker, Vice
                              President, Treasurer and
                              Chief Financial Officer


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




Date: December 11, 1998  /s/Clifford R. Borland
                         Clifford R. Borland, President,

                         Chief Executive Officer, Chief
                         Operating Officer and Director




Date: December 11, 1998  /s/John R. Parker
                         John R. Parker, Vice President,
                         Treasurer and Chief Financial
                         Officer
                         (Principal Financial Officer)





Date: December 11,1998   /s/Thomas J. Depenbrock
                         Thomas J. Depenbrock
                         Vice President and Corporate
                          Controller
                          (Principal Accounting Officer)



Date: December 11, 1998   /s/Ronald R. Noel
                         Ronald R. Noel
                         Vice President and Director


Date: December 11, 1998  /s/Paul C. Borland, Jr.
                         Paul C. Borland, Jr., Director


Date: December 11, 1998  /s/John B. Lally
                         John B. Lally, Director

Date: December 11, 1998   /s/Patrick J. B. Donnelly
                         Patrick J. B. Donnelly, Director



Date: December 11, 1998  /s/R. Glen Mayfield
                         R. Glen Mayfield, Director



INDEX TO EXHIBITS


Number    Description

3.1       Amended and Restated Articles of Incorporation of
Registrant, filed as Exhibit 3.1 to Amendment No. 1 to
Registrants' Form S-1 dated January 17, 1995, File No.
33-56637, and incorporated herein by this reference

3.2       Amended and restated By-Laws of Registrant, dated
December 4, 1995, filed as Exhibit 3.2to Company's Form 10-K for the fiscal year ended September 30, 1995, File No.
1-9838, and incorporated herein by this reference

         Exhibit 4.1 through 4.17 were filed as exhibits under their respective Exhibit numbers to Company's Form
10-Q for the quarterly period ended July 1, 1995, File No.
1-9838, and are incorporated herein by this reference

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

4.13   ICN Security Agreement between Newport and the
Company


4.14   ICN Security Agreement between Koppel and the Company

4.15   ICN Security Agreement between Erlanger and the
Company

4.16 Pledge and Security Agreement between the Company and the Trustee

4.17   Subsidiary Guarantee

4.18   Agreement between the Trustee, Koppel and the
Commonwealth of Pennsylvania, Department of Commerce, filed
as exhibit 4.19 to the Company's Form 10-Q for the quarterly
period ended   July 1, 1995, File No. 1-9838, and
incorporated herein by this reference

4.19   Warrant Agreement between the Company and The
Huntington National Bank, as warrant agent, filed as Exhibit
4.22 to Company's Form 10-Q for the quarterly period ended
July 1, 1995, File No. 1-9838, and incorporated herein by this reference

4.20   Credit Agreement between the Company and Bank of
America National Trust and Savings Association, dated July
31, 1998, filed herewith

10.1   Company's Amended Employee Incentive Stock Option
Plan, filed as Exhibit 10(a) to Company's Form 10-K for the fiscal year ended September 30, 1989, File No. 1-9838, and incorporated herein by this reference*

10.2   Company's Executive Bonus Plan, filed as Schedule B
to Exhibit 10.4 to  Company's Registration   Statement on
Form S-18, File No. 2-90643, and incorporated herein by this reference*

10.3   Company's Non-Qualified Stock Option and Stock
Appreciation Rights Plan of  1988, filed as Exhibit 1 to
Company's Proxy Statement dated January 13, 1989, File No.
1-9838, and incorporated herein by this reference*

10.4   Rights Agreement dated November 17, 1998 between
Company and  Registrar and Transfer Company, filed as
Exhibit 1 to Company's Form 8-K dated  November 5, 1998,
File No. 1-9838, and incorporated herein by this reference

10.5   Company's 1993 Incentive Stock Option Plan, filed as
Exhibit 1 to Company's Proxy Statement dated December 22,
1992, File No. 1-9838, and incorporated herein by this reference*

10.6 Registration Rights Agreement dated October 6, 1993 among Kentucky Electric Steel, Inc., NS Group, Inc. and NSub I, Inc. (formerly Kentucky Electric Steel Corporation), filed as Exhibit 10(i) to Company's Form 10-K for fiscal year ended September 25, 1993, File No. 1-9383, and incorporated herein by this reference

10.7   Form of Warrant dated October 4, 1990, filed as
Exhibit 4.2 to Company's Form 8-K dated October 18, 1990, File No. 1-9838, and incorporated herein by reference; and First Amendment to Warrant dated September 26, 1992, filed as Exhibit 4(c) to Company's Form 10-K for the fiscal year ended September 26, 1992, File No. 1-9838, and incorporated herein by this reference

10.8   Company's Amended and Restated 1995 Stock Option and
Stock Appreciation Rights Plan, filed as Exhibit A to
Company's Proxy Statement dated December 21, 1998, File No.
1-9838, and incorporated herein by this reference*

10.9 Form of Change of Control Severance Agreement, filed herewith*

10.10 Form of Salary Continuation Agreement, filed herewith*

10.11     Consulting Agreement between the Company and Paul
C. Borland, Jr. dated June 16, 1998, filed herewith*

13     1998 Annual Report to Shareholders (not deemed
"filed" except for portions which are expressly incorporated by reference), filed herewith

21    Subsidiaries of Registrant

23    Consent of Independent Public Accountants

24    Power of Attorney (contained on Signature Page)

27    Financial Data Schedule


* Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company participates or is a party.