Form 10-Q
period 1998-12-26
NS GROUP INC
filed 1999-02-05
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.   20549

__________________

FORM 10-Q


    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended   December 26, 1998

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
 YES     X        NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common stock, no par value            22,012,474
(Class)             (Outstanding at January 29, 1999)



NS GROUP, INC.

INDEX


PART I    FINANCIAL INFORMATION

 Item 1  -  Financial Statements

  Condensed Consolidated Statements of Operations        3
  Condensed Consolidated Balance Sheets                  4
  Condensed Consolidated Statements of Cash Flows        5
  Notes to Condensed Consolidated Financial Statements   6

 Item 2  -  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                  12

 Item 3  -  Quantitative and Qualitative Disclosures
            About Market Risk                           20


PART II   OTHER INFORMATION

 Item 1  -  Legal Proceedings                           21
 Item 6  -  Exhibits and Reports on Form 8-K            21


NS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED
DECEMBER 26, 1998 AND DECEMBER 27, 1997
(In thousands, except per share amounts)
(Unaudited)

                                    December 26,   December 27,
                                     1 9 9 8         1 9 9 7
NET SALES                          $  54,269        $123,733
COST AND EXPENSES
  Cost of products sold               59,407         106,142
  Selling and administrative
   expenses                            6,832            6,841


  Operating income (loss)           (11,970)          10,750

OTHER INCOME (EXPENSE)
  Investment income                   1,715            2,341
  Interest expense                   (2,923)          (3,559)
  Other, net                            160               14

  Income (loss) before income taxes
     and extraordinary item         (13,018)           9,546

PROVISION (CREDIT) FOR INCOME TAXES  (2,600)           3,009

  Income (loss) before extraordinary
     item                           (10,418)           6,537

EXTRAORDINARY ITEM,
     NET OF INCOME TAXES               (437)               -

  Net income (loss)               $ (10,855)      $    6,537

PER COMMON SHARE (BASIC)
   Income (loss) before
     extraordinary item               $(.46)            $.27
   Extraordinary item, net
     of income taxes                   (.02)               -
   Net income (loss)                  $(.48)            $.27

PER COMMON SHARE (DILUTED)
   Income (loss) before
     extraordinary item               $(.46)            $.26
   Extraordinary item, net
     of income taxes                   (.02)               -
   Net income (loss)                  $(.48)            $.26

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                             22,709           23,983
   Diluted                           22,709           25,393


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


NS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 26, 1998 AND SEPTEMBER 26, 1998
(Dollars in thousands) (Unaudited)

                                                  September 26,
                                                     1 9 9 8
CURRENT ASSETS                    December 26,    (Restated - See
                                   1 9 9 8            Note 4)
  Cash                           $     877            $  1,783
  Short-term investments            23,015              64,689
  Accounts receivable, less
  allowance for doubtful
   accounts of $615 and $752,
     respectively                   30,141              37,840
  Inventories                       69,971              66,041
  Other current assets              25,263              29,692
    Total current assets           149,267             200,045

PROPERTY, PLANT AND EQUIPMENT      319,529             306,900
  Less - accumulated depreciation (176,421)            (171,700)

                                   143,108              135,200

LONG-TERM INVESTMENTS               88,574              75,626
OTHER ASSETS                         7,658               7,800

    Total assets                  $388,607            $418,671

CURRENT LIABILITIES
  Accounts and notes payable      $ 22,033            $ 28,305
  Accrued liabilities               21,398              23,608
  Current portion of long-term debt    208                 678

    Total current liabilities       43,639              52,591

LONG-TERM DEBT                      72,582              76,325

DEFERRED TAXES                       8,771              11,706

COMMON SHAREHOLDERS' EQUITY
  Common stock, no par value       279,928             279,886
  Treasury stock                   (20,157)            (15,992)
  Common stock options and warrants    885                 898
  Unrealized loss on available
  for sale securities                (2,278)            (2,834)
  Retained earnings                   5,237             16,091
    Total common shareholders'
      equity                        263,615            278,049

       Total liabilities and
      shareholders' equity         $388,607           $418,671


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



NS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED
DECEMBER 26, 1998 AND DECEMBER 27, 1997
(Dollars in thousands)   (Unaudited)


                                  December 26,       December 27,
CASH FLOWS FROM OPERATING           1 9 9 8             1 9 9 7
 ACTIVITIES
 Net income (loss)                 $ (10,855)         $    6,537
 Adjustments to reconcile net
  income (loss)to net cash
  flows from operating activities:
   Depreciation and amortization        4,783               4,414

   Amortization of debt discount
   and finance costs                      501                331
   Decrease in long-term deferred
    taxes                              (2,935)              (333)
   Loss on sales of investments           217                  -
   Decrease in accounts receivable,
    net                                 7,699              1,106
   Increase in inventories             (3,930)            (5,888)
   Decrease in other current assets     4,429              3,891
   Increase (decrease) in accounts
     payable                           (6,192)               854
   Decrease in accrued liabilities     (2,210)            (4,462)

      Net cash flows from operating
      activities                       (8,493)             6,450

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and
    equipment, net                    (12,629)            (4,736)
   Net purchases of long-term
       investments                    (12,622)                -
   (Increase) decrease in other
     assets                               (91)               16

      Net cash flows from investing
       activities                     (25,342)           (4,720)

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in notes payable              (80)             (358)
   Repayments on long-term debt        (4,531)          (52,669)
   Proceeds from issuance of common
      stock                                31            16,569
   Purchases of treasury stock         (4,165)                -

      Net cash flows from financing
      activities                        (8,745)          (36,458)


      Net decrease in cash and
        short-term investments         (42,580)         (34,728)

CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF YEAR                       66,472          195,343


CASH AND SHORT-TERM INVESTMENTS AT
 END OF PERIOD                         $ 23,892         $160,615


  Cash paid during the period for:
    Interest                           $    181         $  1,998

    Income taxes, net of refunds      $  (3,265)       $    167

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

     The accompanying information reflects, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Reference should be made to NS Group, Inc.'s Form 10-K for the fiscal year ended September 26, 1998 for additional footnote disclosure, including a summary of significant accounting policies.

     Earnings Per Share

     Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities that could result in additional common shares being issued which, for the Company, are comprised of stock options and warrants.

     Securities that could potentially result in dilution of basic EPS through the issuance of 2.1 million shares of the Company's common stock were not included in the computation of diluted EPS in the first quarter of fiscal 1999 because the Company incurred a loss before extraordinary item. Approximately 1.9 million of such shares were not in-the-money at December 26, 1998.


     Fiscal Year-End

     The Company's fiscal year ends on the last Saturday of September.


Note 2:  Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130), in the first quarter of fiscal 1999. SFAS 130 requires the Company to report "other comprehensive income," as defined, that is not otherwise presented in its Condensed Consolidated Statements of Operations. Currently, the Company's other comprehensive income consists solely of unrealized gains/losses on available for sale securities. Comprehensive income was as follows:

                                     Three Months Ended
                                December 26,   December 27,
                                    1998           1997
  Net income (loss)              $(10,855)        $6,537
  Unrealized gains (losses)
   on available for sale
   securities                         730           (650)
  Comprehensive income (loss)    $(10,125)        $5,887
Note 3:  Extraordinary Item

     In the first quarter of fiscal 1999, the Company incurred prepayment costs and wrote off unamortized debt issuance costs in connection with the early retirement of $4.0 million principal amount of long-term indebtedness. As a result, the Company incurred an extraordinary charge of $0.4 million, net of applicable income tax benefit of $0.1 million, or $.02 per basic and diluted share.


Note 4:  Inventories

     Inventories are stated at the lower of FIFO (first-in, first-out) cost or market, or the lower of average cost or market. Until fiscal 1999, one subsidiary used the LIFO (last-in, first-out) method to determine cost. Effective September 27, 1998 the subsidiary changed to the FIFO method. The change in accounting principle was made to provide a better matching of sales and expenses and has been applied retroactively. This change increased inventories by $0.6 million and retained earnings by $0.5 million, respectively, as of September 26, 1998. This change had no effect on the Company's results of operations and cash flows for the first quarter of fiscal 1998. At December 26, 1998 and September 26, 1998, inventories consisted of the following components ($000's):

                                December 26,   September 26,
                                   1 9 9 8         1 9 9 8

     Raw materials               $14,311        $ 7,921
     Semi-finished and
      finished goods              55,660         58,120
                                 $69,971        $66,041


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


     Environmental Matters

     The Company is subject to federal, state and local environmental laws and regulations, including, among others, the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, the 1990 Amendments to the Clean Air Act, the Clean Water Act, and all regulations promulgated in connection therewith, including, among others, those concerning the discharge of contaminants as air emissions or waste water effluents and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. As such, the Company is from time to time involved in administrative and judicial proceedings and administrative inquiries related to environmental matters.

     As with other steel mills in the industry, the Company's steel mini-mills produce dust which contains lead, cadmium and chromium, and is classified as a hazardous waste. The Company currently collects the dust resulting from its electric arc furnace operations through emission control systems and contracts with a company for treatment and disposal of the dust at an EPA-approved facility.

     In March 1995, Koppel and the EPA signed a Consent Order relating to an April 1990 RCRA facility assessment completed by the EPA and the Pennsylvania Department of Environmental Resources. Koppel has completed all tasks required by the Consent Order and received notification from the EPA that no further action is required and the Consent Order was terminated.

     In August 1998, Newport received separate Notices of
Violation (NOV) from the Kentucky Division of Waste
Management and the Kentucky Division of Water related to a release of oil into the Licking River and certain related actions taken by Newport in connection therewith. The
Company understands that there is a federal criminal investigation underway relating to this matter. Based upon the information available to date, the Company is unable to determine the extent of civil penalties which may be assessed or whether criminal charges will be filed in connection with this incident.

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

     In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at Newport, resulting in the contamination of a quantity of electric arc furnace dust. The Company has contracted with a company to dispose of the dust at an EPA-approved facility and disposal is expected to be completed by the second quarter of fiscal 1999.

     Subject to the uncertainties concerning the storage of the radiation contaminated dust, the Company believes that it is currently in compliance in all material respects with all applicable environmental regulations. The Company cannot predict the level of required capital expenditures or operating costs that may result from future environmental regulations.

     Capital expenditures for the next twelve months relating to environmental control facilities are expected to be approximately $3.2 million; however, such expenditures could be influenced by new or revised environmental regulations and laws or new information or developments with respect to the Company's operating facilities.

     As of December 26, 1998, the Company had environmental remediation reserves of $1.5 million which pertain almost exclusively to accrued disposal costs for radiation contaminated dust. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 6:  Credit Facility

     The Company's $50.0 million revolving credit facility (Credit Facility) contains certain financial covenants including, among other things, a maximum ratio of debt to cash flow and a minimum interest coverage ratio. While the Company is currently in compliance with all covenants, it will likely be unable to comply with these covenants, as they currently exist, as of the end of the second quarter of fiscal 1999. As such, the Company is presently in discussions with its lender to renegotiate certain covenants. While the Company believes that it will be able to satisfactorily renegotiate the covenant requirements or, at a minimum, obtain waivers, there can be no assurance that this will occur. At December 26, 1998, the Company had no advances against its Credit Facility.

Note 7:  Summarized Financial Information

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

                                December 26,  September 26,
                                   1998           1998
                                  (Dollars in thousands)
     Current assets               $117,513       $130,708
     Non-current assets           $148,567       $140,942

     Current liabilities          $ 34,847       $ 43,990

     Payable to parent            $187,762       $174,432
     Other non-current
      liabilities                    1,318          1,379
          Total non-current
        liabilities               $189,080       $175,811


                                     Three Months Ended
                                 December 26,   December 27,
                                    1998            1997
                                  (Dollars in thousands)

          Net sales                $ 54,269      $123,733
          Gross profit (loss)      $ (5,138)     $ 17,591
          Net income (loss)        $(11,165)     $  6,136


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

     The following analysis of financial condition and results of operations of the Company should be read in conjunction with the unaudited Condensed Consolidated
Financial Statements and related Notes of the Company.

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

Results of Operations

     Demand for the Company's OCTG products is cyclical in nature, being dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is largely a function of the current prices of oil and natural gas and expectations regarding future prices. In addition, shipments by domestic producers of OCTG products are influenced by the levels of inventory held by producers, distributors and end users, as well as the level of foreign imports of OCTG products.

     Demand for the Company's OCTG products in the first quarter of fiscal 1999 declined significantly from the first quarter of fiscal 1998. The decline was attributable to a decline in U.S. drilling activity coupled with excess industry-wide OCTG and line pipe inventories. The average number of oil and natural gas drilling rigs in operation in the United States (rig count) in the first quarter of fiscal 1999 was 692, a decline of 30.7% from the first quarter of fiscal 1998. At the end of January 1999, rig count was approximately 560. The Company anticipates that, at least for the next two quarters of fiscal 1999, energy market conditions will continue to be weak, resulting in continued low levels of shipments and operations, particularly as compared to fiscal 1998.

     The Company's net sales, gross profit (loss) and operating income (loss) by business segment for the three month periods ended December 26, 1998 and December 27, 1997 are summarized below.

                                    Three Months Ended
                                  December 26, December 27,
                                     1998          1997
                                    (Dollars in thousands)
 Net sales
  Specialty steel segment
     Newport                      $  19,719      $ 54,781
     Koppel                          23,520        59,428
                                     43,239       114,209
  Adhesives segment                  11,030         9,524
                                  $  54,269      $123,733

Gross profit (loss)
  Specialty steel segment
      Newport                      $ (3,855)     $  8,053
      Koppel                         (4,459)        7,114
                                     (8,314)       15,167
  Adhesives segment                   3,176         2,424
                                   $ (5,138)     $ 17,591
Operating income (loss)
  Specialty steel segment
      Newport                      $ (5,410)     $  6,262
      Koppel                         (6,209)        5,465
                                    (11,619)       11,727
  Adhesives segment                     519           307
  Corporate allocations                (870)       (1,284)
                                   $(11,970)     $ 10,750


     Sales data for the Company's specialty steel segment for the three month periods ended December 26, 1998 and December 27, 1997 were as follows:

                                      Three Months Ended
                                   December 26,  December 27,
                                      1998            1997
Tons shipped
  Newport
    Welded tubular                    44,100         97,600
    Hot rolled coils and
        other products                 1,100          7,000
  Koppel
    Seamless tubular                  13,300         46,500
    SBQ                               29,500         36,800
                                      88,000        187,900
Net sales ($000's)
  Newport
    Welded tubular                 $  19,205      $  51,806
    Hot rolled coils and
       other products                    514          2,975
  Koppel
    Seamless tubular                  10,485         42,855
    SBQ                               13,035         16,573
                                   $  43,239       $114,209



     Net sales for the first quarter of fiscal 1999 decreased $69.5 million, or 56.1%, from the first quarter of fiscal 1998 to $54.3 million. Specialty steel segment net sales decreased $71.0 million, or 62.1%, over the same period. The overall decrease in specialty steel segment net sales was primarily attributable to a decline in shipments and average selling prices of the Company's tubular products as more fully discussed below. The adhesives segment net sales increased $1.5 million, or 15.8%, on a volume increase of 25.8%.

     Welded tubular product net sales decreased $32.6 million, or 62.9%, on a volume decrease of 54.8%, from the first quarter of fiscal 1998. Average selling price for all welded tubular products decreased 18.1% from the prior fiscal year first quarter. The decline in shipments and average selling price were attributable to decreases in shipments and selling prices of welded OCTG products, which was driven by the decline in drilling activity as well as excessive industry-wide inventory levels as compared to the prior year period. Welded tubular product net sales were also negatively impacted by a decline in welded line pipe shipments and selling prices, which was driven, in part, by an increase in imports of welded line pipe.


     Seamless tubular product net sales decreased $32.4 million, or 75.5%, on a volume decrease of 71.4%, from the first quarter of fiscal 1998. Average selling price for seamless tubular products declined 14.4% from the comparable prior year period. Like welded tubular product, the decline in seamless tubular product shipments and selling price was attributable primarily to OCTG products, caused by the decline in drilling activity and excessive industry-wide inventory levels.

     Since 1995, the U.S. government has been imposing duties on the imports of various OCTG products from certain foreign countries in response to antidumping and countervailing duty cases filed by several U.S. steel companies. The duties primarily pertain to the import of seamless OCTG products and are subject to annual review by the U.S. Department of Commerce through 2000. Imports of welded OCTG and line pipe in the first quarter of fiscal 1999 increased as a percentage of total domestic shipments over the comparable prior year period, negatively affecting product pricing and shipments. The Company cannot predict the U.S. government's future actions regarding import duties or other trade restrictions on imports of OCTG and line pipe products.

     SBQ product net sales decreased $3.5 million, or 21.3%, on a volume decrease of 19.8%, from the comparable fiscal quarter of a year ago. Average selling price for the comparable quarterly periods decreased 1.8%. The demand for the Company's SBQ products is cyclical in nature and is generally sensitive to general economic conditions.

     The significant decline in shipments and average selling prices resulted in a gross loss and an operating loss of $8.3 million and $11.6 million, respectively, for the specialty steel segment in the first quarter of fiscal 1999, compared to a gross profit and an operating profit of $15.2 million and $11.7 million, respectively, in the comparable quarter of a year ago. The fiscal 1999 first quarter results were also negatively impacted by low operating efficiencies due to significantly reduced operating levels at both Newport and Koppel in response to poor market demand. Newport's melt shop and pipe mill capacity utilization was 38.8% and 32.1%, respectively, in the first quarter of fiscal 1999 compared to 59.8% and 73.4% for the first quarter of fiscal 1998. Koppel's melt shop and tube mill capacity utilization was 37.9% and 20.7%, respectively, in the first quarter of fiscal 1999 compared to 97.6% and 84.0%, respectively, for the first quarter of fiscal 1998.

     The adhesives segment gross profit was $3.2 million in the current quarter and gross profit margin increased from 25.5% in the first quarter of fiscal 1998 to 28.8% in the first quarter of fiscal 1999. The increase in gross profit and margin was primarily a result of improved sales volume and operating efficiencies.

     Fiscal 1999 first quarter selling and administrative expenses were virtually unchanged from the first quarter of fiscal 1998 as declines in specialty steel segment expenses were offset by higher adhesives segment selling expenses, which were incurred to support increased adhesives segment sales.

     Fiscal 1999 first quarter investment income decreased
$0.6 million from the first quarter of fiscal 1998 due primarily to a decrease in average invested cash and investment balances. Interest expense decreased $0.6 million due to a decrease in long-term debt obligations.

     The Company's combined federal and state effective tax rate for the first quarter of fiscal 1999 was 20% and was limited to available refunds for taxes paid in previous periods at the alternative minimum tax rate of 20%. The
Company has substantially exhausted such refund capability and as such, any future tax benefits from operating losses will be offset by valuation allowances resulting in no net tax benefits for losses in future periods.

     As a result of the above factors, the Company reported a net loss before extraordinary item of $10.4 million, or $.46 per basic and diluted share, in the first quarter of fiscal 1999 compared to net income of $6.5 million, or $.27 per basic share ($.26 diluted), in the first quarter of fiscal 1998.

     In the first quarter of fiscal 1999, the Company incurred prepayment costs and wrote off unamortized debt issuance costs in connection with the early retirement of $4.0 million principal amount of long-term indebtedness. As a result, the Company incurred an extraordinary charge of $0.4 million, net of applicable income tax benefit of $0.1 million, or $.02 per basic and diluted share.

 Liquidity and Capital Resources

     Working capital at December 26, 1998 was $105.6 million compared to $147.5 million at September 26, 1998. The decline in working capital was primarily the result of a reduction in short-term investments which were used to fund operating losses, make investments in property, plant and equipment and long-term investments, and to retire long-term debt and purchase treasury stock. The current ratio was 3.4 to 1 at December 26, 1998 compared to 3.8 to 1 at September 26, 1998. At December 26, 1998, the Company had cash and investments totaling $112.5 million. The Company's $50.0 million revolving credit facility (Credit Facility) contains certain financial covenants including, among other things, a maximum ratio of debt to cash flow and a minimum interest coverage ratio. While the Company is currently in compliance with all covenants, it will likely be unable to comply with these covenants, as they currently exist, as of the end of the second quarter of fiscal 1999. As such, the Company is presently in discussions with its lender to renegotiate certain covenants. While the Company believes that it will be able to satisfactorily renegotiate the covenant requirements or, at a minimum, obtain waivers, there can be no assurance that this will occur. At December 26, 1998, the Company had no advances against its Credit Facility.

     Net cash flows from operating activities were a net use of $8.5 million in the first quarter of fiscal 1999 compared to a net source of $6.4 million in the comparable prior fiscal year period. The Company recorded a net loss of $10.9 million in the first quarter of fiscal 1999 compared to net income of $6.5 million in the first quarter of fiscal 1998.

     Major sources of cash from operating activities in the first quarter of fiscal 1999 included $5.3 million in non-cash depreciation and amortization charges; a $7.7 million decrease in accounts receivable resulting from the decline in business activity; and a $4.4 million decrease in other current assets which resulted primarily from the receipt of refundable federal income taxes. During the quarter, inventories increased $3.9 million as steel scrap inventories were increased to take advantage of favorable market prices. Accounts payable decreased $6.2 million primarily as a result of the decline in business activity.

     Major sources of cash from operating activities in the first quarter of fiscal 1998 included $4.7 million in non-cash depreciation and amortization charges and a $3.9 million decrease in other current assets which resulted primarily from the receipt of certain insurance claims filed by the Company. The major uses of cash in operating activities included a $5.9 million increase in inventories which occurred partly in anticipation of a scheduled repair and maintenance shut-down at Koppel's seamless tubular facilities. Accrued liabilities decreased $4.5 million due to the payment of accrued interest and debt prepayment penalty in connection with the redemption of $52.4 million principal amount of the Company's 13.5% Senior Secured Notes (Notes) in October 1997.

     The Company invested $12.6 million in capital
expenditures during the first quarter of fiscal 1999,
primarily related to the specialty steel segment.  Of the
total spent, $9.3 million pertained to the purchase and
installation of a new AC electric arc furnace at Newport.
The Company has remaining commitments of approximately $7.1
million to complete this project, with start-up scheduled
for the second quarter of fiscal 1999.    The Company
currently estimates that total capital spending for fiscal
1999 will approximate $31.0 million, primarily in the specialty steel segment.

     The Company also used cash and short-term investments to make net investments of $12.6 million in long-term investments, primarily government and corporate bonds. The Company's long-term investments and long-term debt, all of which are for other than trading purposes, are subject to interest rate risk. The Company utilizes professional investment advisors and considers its net interest rate risk when selecting the type and maturity of securities to purchase for its portfolio. Other factors considered include, but are not limited to, the timing of the expected need for the funds invested and the repricing and credit risks of the securities.

     Repayments on long-term debt in the first quarter of fiscal 1999 were $4.5 million and included the early retirement of $4.0 million principal amount of the Company's Notes. Also, during the quarter, the Company repurchased
0.8 million shares of the Company's common stock for $4.2 million.

     Earnings before interest expense, taxes, depreciation and amortization (EBITDA) were a negative $5.3 million in the first quarter of fiscal 1999 compared to $17.5 million in the comparable period of fiscal 1998. EBITDA is calculated as income before extraordinary items plus interest expense, taxes, depreciation and amortization. EBITDA provides additional information for determining the Company's ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance, as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

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

Impact of Year 2000 Issue

     The Year 2000 issue results from date sensitive computer programs that use only the last two digits to refer to a year. Such computer programs do not properly recognize a year that begins with "20" instead of "19". This issue impacts the Company and virtually every business that relies on a computer. If not corrected, system failures or miscalculation could occur causing disruption of the Company's operations, including, among other things, a temporary inability to process transactions, manufacture products or engage in similar normal business activities.

     The Company's subsidiaries operate autonomously and are not dependent on an integrated or centralized corporate-wide data processing system. As such, project teams have been formed at each subsidiary to address the respective subsidiaries' Year 2000 readiness. Information technology
(IT) systems, such as any hardware or software used to process daily operational data and information, as well as non-IT systems, such as micro controllers contained in various manufacturing equipment, are being assessed for Year 2000 compliance.

     The Company is addressing the Year 2000 issue in a four phase process. The first phase is one of awareness and involves the inventorying of all IT and non-IT systems. The Company has completed identifying all of its IT and non-IT systems. The second phase of the Company's process is an assessment stage, where it is determined whether each of its identified systems are Year 2000 compliant. The Company is approximately 85% complete in assessing its IT systems and approximately 90% complete in assessing its non-IT systems. Assessment of all systems, together with plans of remediation for those systems found to be Year 2000 non-compliant, is scheduled to be completed by the second quarter of fiscal 1999. The remediation and testing phases of the Company's systems are in various stages of completion. Remediation efforts may include modifications or replacement of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. Approximately 65% of the Company's IT systems have been remediated while remediation on its non-IT systems is approximately 50% complete. The Company currently anticipates completion of all remediation and testing of its systems by October 1999.

     The Company also faces certain risks to the extent that its customers or suppliers of products and services do not become Year 2000 compliant. The Company is evaluating the status of significant customers and suppliers to determine the extent to which the Company is vulnerable to these third parties. Ongoing evaluation will continue through 1999; however, the Company believes its broad customer base and availability of alternative suppliers will mitigate the risks associated with the readiness of these third parties.

     The Company has not yet developed a formal contingency plan in the event its Year 2000 efforts are not completed in a timely manner; however, back-up measures are being identified as systems are assessed to determine the most likely contingency plan for each system requiring remediation. For example, the contingency plan for many IT systems would be to revert to a manual record system and, for many non-IT systems, internal clocks could be reset to an earlier date. A formal contingency plan will be developed, as required, as remediation and testing procedures are completed in 1999.

     Costs associated with the Company's Year 2000 efforts were approximately $0.5 million in the first quarter of fiscal 1999 and estimated costs to complete are $2.1 million. Costs pertain primarily to system software and hardware replacements and upgrades for both its IT and non-IT systems.

     Although the Company has not yet completed all the necessary phases of its Year 2000 program, it believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made or are not completed in time, or if a material third party fails to properly remediate its Year 2000 issues, or if the costs are higher than expected, the Year 2000 issue could have a material effect on the Company's operations. While the Company is not currently aware of any significant exposure, there can be no assurance that the Year 2000 issue will not have a material impact on the business and operations of the Company.

Other Matters

     See "Note 5: Commitments and Contingencies" to the
Notes to Condensed Consolidated Financial Statements.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital
Resources."


PART II   -   OTHER INFORMATION

ITEM 1.        Legal Proceedings

               See "Note 5: Commitments and Contingencies - Environmental Matters" to the Notes to Condensed
Consolidated Financial Statements regarding the Final Consent Order received by Koppel from the EPA in the first quarter of fiscal 1999, the NOV's received by Newport from the Commonwealth of Kentucky in August 1998, and the NOV received by Koppel from the EPA in November 1996.

ITEM 6.        Exhibits and Reports on Form 8-K

               a)   Exhibits  - Reference is made to the
Index to Exhibits, which is incorporated herein by reference.

               b)   Reports on Form 8-K.

                    Current Report on Form 8-K dated and
filed November 5, 1998, reporting under Item 5 the declaration of a dividend distribution of Preferred Stock Purchase Rights, and under Item 7(c) the Company's Rights Agreement, dated as of November 17, 1998, and the Company's press release dated November 5, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NS GROUP, INC.




Date: February 1, 1999          By:  /s/Clifford R. Borland
                                Clifford R. Borland
                                President and Chief
                                Executive Officer




Date: February 1, 1999         By:  /s/John R. Parker
                               John R. Parker
                               Vice President and
                               Treasurer


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

18   Letter Regarding Change in Accounting Principles, filed
herewith

27   Financial Data Schedule