Form 10-Q
period 1999-03-27
NS GROUP INC
filed 1999-05-07
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.   20549


FORM 10-Q


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      March 27, 1999

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
 YES     X        NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common stock, no par value               21,416,874
   (Class)                         (Outstanding at April
                                          30, 1999)

NS GROUP, INC.

INDEX


PART I    FINANCIAL INFORMATION


 Item 1 -  Financial Statements

  Condensed Consolidated Statements of Operations         3
  Condensed Consolidated Balance Sheets                   4
  Condensed Consolidated Statements of Cash Flows         5
  Notes to Condensed Consolidated Financial Statements    6

 Item 2-  Management's Discussion and Analysis of
          Financial Condition and Results of Operations  12
 Item 3-  Quantitative and Qualitative Disclosures About
          Market Risk                                    20


PART II   OTHER INFORMATION

 Item 1-  Legal Proceedings                              21
 Item 4-  Submission of Matters to a Vote of Security
          Holders                                        21
 Item 6-  Exhibits and Reports on Form 8-K               21


NS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED
MARCH 27, 1999 AND MARCH 28, 1998
(In thousands, except per share amounts) (Unaudited)

                     Three Months Ended    Six Months Ended
                   March 27,  March 28,  March 27, March 28,
                     1999       1998        1999      1998

NET SALES        $  56,460    $123,566   $110,729   $247,299
COST AND EXPENSES
  Cost of products
   sold             63,149     107,387    122,556    213,529
  Selling and
  administrative
  expenses           6,826       7,083     13,658     13,924

  Operating income
   (loss)          (13,515)     9,096     (25,485)   19,846

OTHER INCOME (EXPENSE)
  Investment income  1,500      2,072       3,215     4,413
  Interest expense  (2,884)    (3,022)     (5,807)   (6,581)
  Other, net           115        419         275       433
   Income before
   income taxes
   and extraor-
   dinary items    (14,784)     8,565     (27,802)   18,111

PROVISION (CREDIT) FOR
  INCOME TAXES        (126)     2,829      (2,726)    5,838

  Income (loss)
  before extraor-
  dinary items     (14,658)     5,736     (25,076)   12,273

EXTRAORDINARY
  ITEMS             (3,400)         -      (3,837)        -

  Net income
   (loss)         $(18,058)   $ 5,736   $ (28,913) $ 12,273

PER COMMON SHARE (BASIC)
  Income (loss)
  before extraor-
  dinary items       $(.67)      $.24      $(1.13)     $.51
  Extraordinary
  items               (.16)         -        (.17)        -
  Net income
  (loss)             $(.83)      $.24      $(1.30)     $.51

PER COMMON SHARE (DILUTED)
  Income (loss)
  before extraor-
  dinary items       $(.67)      $.23      $(1.13)     $.49
  Extraordinary
  items               (.16)         -        (.17)        -
  Net income
  (loss)             $(.83)      $.23      $(1.30)     $.49

WEIGHTED AVERAGE SHARES
  OUTSTANDING
  Basic             21,832     24,069      22,271     24,026
  Diluted           21,832     25,097      22,271    25,245


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.




NS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 27, 1999 AND SEPTEMBER 26, 1998
(Dollars in thousands) (Unaudited)



                                  March 27,   September 26,
 CURRENT ASSETS                   1 9 9 9         1 9 9 8

  Cash                           $  2,318       $  1,783
  Short-term investments           19,340         64,689
  Accounts receivable, less
  allowance for doubtful
  accounts of $828 and $752,
  respectively                     30,878         36,640
  Inventories                      61,341         66,041
  Other current assets             27,682         30,892
    Total current assets          141,559        200,045

PROPERTY, PLANT AND EQUIPMENT     328,190        306,900
  Less - accumulated
    depreciation                 (181,142)      (171,700)

                                  147,048        135,200
LONG-TERM INVESTMENTS              76,689         75,626
OTHER ASSETS                        7,553          7,800

    Total assets                 $372,849       $418,671

CURRENT LIABILITIES
  Accounts and notes payable     $ 22,262       $ 28,305
  Accrued liabilities              26,602         23,608
  Current portion of
   long-term debt                     198            678

    Total current liabilities      49,062         52,591

LONG-TERM DEBT                     72,674         76,325

DEFERRED TAXES                      8,914         11,706

COMMON SHAREHOLDERS' EQUITY
  Common stock, no par value       279,929      279,886
  Treasury stock                   (23,675)     (15,992)
  Common stock options and warrants    885          898
  Unrealized loss on available
    for sale securities             (2,118)      (2,834)
  Accumulated earnings (deficit)   (12,822)      16,091
    Total common shareholders'
     equity                        242,199      278,049

       Total liabilities and
        shareholders' equity      $372,849     $418,671


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.




NS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX  MONTH PERIODS ENDED
MARCH 27, 1999 AND MARCH 28, 1998
(Dollars in thousands)   (Unaudited)


CASH FLOWS FROM OPERATING           March 27,    March 28,
ACTIVITIES                           1 9 9 9       1 9 9 8

 Net income (loss)                  $(28,913)     $ 12,273
 Adjustments to reconcile
  net income (loss) to net
  cash flows from operating
  activities:
  Depreciation and amortization        9,601         8,845
   Amortization of debt discount
   and finance costs                     736           632
   Decrease in long-term deferred
    taxes                             (2,792)         (200)
   (Gain) loss on sales of investments   283            (6)
   (Increase) decrease in accounts
    receivable, net                    5,762        (7,598)
   (Increase) decrease in inventories  4,700        (7,537)
   Decrease in other current assets    3,210         3,607
   Decrease in accounts payable       (5,881)      (11,859)
   Increase (decrease) in accrued
   liabilities                         2,994        (7,964)

      Net cash flows from operating
       activities                    (10,300)       (9,807)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant
    and equipment, net               (21,290)      (13,952)
   Net purchases of long-term
   investments                          (690)      (56,936)
   (Increase) decrease in
    other assets                        (144)          224


      Net cash flows from investing
      activities                     (22,124)      (70,664)

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in notes payable            (162)         (299)
   Repayments on long-term debt       (4,577)      (53,244)
   Proceeds from issuance of common
    stock                                 32        16,592
   Purchases of treasury stock        (7,683)       (2,719)

      Net cash flows from financing
      activities                     (12,390)      (39,670)

      Net decrease in cash and
        short-term investments       (44,814)     (120,141)

CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF YEAR                    66,472       195,343

CASH AND SHORT-TERM INVESTMENTS AT
 END OF PERIOD                       $21,658     $  75,202

  Cash paid during the period for:
    Interest                         $ 5,241        $7,376
    Income taxes, net of refunds     $(3,062)       $4,156

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

     Securities that could potentially result in dilution of basic EPS through the issuance of 2.1 million shares of the Company's common stock were not included in the computation of diluted EPS for the second quarter and six month periods of fiscal 1999 because the Company incurred losses before extraordinary items. For the prior fiscal year periods, securities representing 40,000 shares were not included in the computation of diluted EPS because they were antidilutive.

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


                   Three Months Ended     Six Months Ended
                  March 27,  March 28,   March 27, March 28,
                    1999       1998         1999      1998

Net income
 (loss)         $(18,058)     $5,736     $(28,913)  $12,273
Unrealized gains
(losses) on
 available for
sale securities      226         547          956      (103)

Comprehensive
income (loss)   $(17,832)     $6,283     $(27,957)  $12,170



Note 3:  Extraordinary Items

     Subsequent to the end of the second quarter of fiscal 1999 and in connection with ongoing efforts to dispose of radiation contaminated dust generated at the Company's Newport facility in 1993, the Company learned through additional testing that the level of radiation in a portion of the dust is higher than initial testing indicated. The higher level of radiation is expected to increase disposal costs. The Company accrued in the second quarter of fiscal 1999 an additional $4.3 million in disposal costs as well as additional expected insurance recoveries of $0.9 million, resulting in an extraordinary charge of $3.4 million, or $.16 per basic and diluted share.

     In the first quarter of fiscal 1999, the Company incurred prepayment costs and wrote off unamortized debt issuance costs in connection with the early retirement of $4.0 million principal amount of long-term indebtedness, resulting in an extraordinary charge of $0.4 million, net of applicable income tax benefit of $0.1 million.



Note 4:  Inventories

     Inventories are stated at the lower of FIFO (first-in, first-out) cost or market, or the lower of average cost or market. Until fiscal 1999, one subsidiary used the LIFO (last-in, first-out) method to determine cost. Effective September 27, 1998 the subsidiary changed to the FIFO method. The change in accounting principle was made to provide a better matching of sales and expenses and has been applied retroactively. This change increased inventories by $0.6 million and retained earnings by $0.5 million, respectively, as of September 26, 1998. Since this change was accounted for retroactively, it had no effect on the Company's results of operations and cash flows for fiscal 1999. At March 27, 1999 and September 26, 1998, inventories consisted of the following components ($000's):

                              March 27,     September 26,

                               1 9 9 9        1 9 9 8

     Raw materials            $12,597        $  7,921
     Semi-finished and
      finished goods           48,744          58,120
                              $61,341         $66,041



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


     Environmental Matters

     The Company is subject to federal, state and local environmental laws and regulations, including, among others, the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, the 1990 Amendments to the Clean Air Act, the Clean Water Act, and all regulations promulgated in connection therewith. Such laws and regulations include those concerning the discharge of contaminants as air emissions or waste water effluents and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. As such, the Company is from time to time involved in administrative and judicial proceedings and administrative inquiries related to environmental matters.

     As with other steel mills in the industry, the Company's steel mini-mills produce dust which contains lead, cadmium and chromium, and is classified as a hazardous waste. The Company currently collects the dust resulting from its electric arc furnace operations through emission control systems and contracts with a company for processing of the dust at an EPA-approved facility.

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

     In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at Newport, resulting in the contamination of a quantity of electric arc furnace dust. The Company has contracted with a company to dispose of the dust at an EPA-approved facility. Subsequent to the end of the second quarter of fiscal 1999, the Company learned through additional testing that the level of radiation in a portion of the dust is higher than initial testing indicated. Depending on the ultimate timing and method of treatment and disposal, the Company estimates that the actual cost of disposal could exceed amounts accrued by the Company by up to $1.6 million. The Company has exhausted available insurance coverage pertaining to this matter.

     Subject to the uncertainties concerning the storage of the radiation contaminated dust, the Company believes that it is currently in compliance in all material respects with all applicable environmental regulations. The Company cannot predict the level of required capital expenditures or operating costs that may result from future environmental regulations.

     Capital expenditures for the next twelve months relating to environmental control facilities are expected to be approximately $1.9 million; however, such expenditures could be influenced by new or revised environmental regulations and laws or new information or developments with respect to the Company's operating facilities.

     As of March 27, 1999, the Company had environmental remediation reserves of $5.8 million which pertain almost exclusively to accrued disposal costs for radiation contaminated dust. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 6:  Credit Facility

     During the fiscal 1999 second quarter, the Company modified its $50.0 million revolving credit facility (Credit Facility) by eliminating certain financial covenants, provided the Company maintain specified levels of cash and investments and earnings (as defined). The Company is in compliance with the terms of its Credit Facility and at March 27, 1999, the Company had no advances against its Credit Facility.


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

                              March 27,      September 26,
                                1999              1998
(Dollars in thousands)
Current assets                $111,638         $130,708
Non-current assets            $152,623         $140,942

Current liabilities           $ 42,855         $ 43,990

Payable to parent             $192,613         $174,432
Other non-current
   liabilities                   1,282            1,379
   Total non-current
     liabilities              $193,895         $175,811



                  Three Months Ended    Six Months Ended

                 March 27, March 28,   March 27,  March 28,
                   1999       1998        1999       1998
                           (Dollars in thousands)

Net sales        $ 56,460  $123,566     $110,729   $247,299
Gross profit
  (loss)         $ (6,689) $ 16,179     $(11,827)  $ 33,770
Income (loss)
before extra-
ordinary items  $(15,778) $  5,308     $(26,943)  $ 11,444
Net income
  (loss)        $(19,178) $  5,308     $(30,343)  $ 11,444


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

     Demand for the Company's OCTG products in the second quarter and first six months of fiscal 1999 declined significantly from the comparable prior year periods. The decline was attributable to decreased domestic drilling activity coupled with excess industry-wide OCTG and line pipe inventories. The average number of oil and natural gas drilling rigs in operation in the United States (rig count) in the second quarter and first six months of fiscal 1999 was 554 and 623, respectively, a decline of 43% and 37%, respectively, from the comparable prior year periods. At the end of April 1999, rig count was 494. The Company anticipates that energy market conditions will continue to be weak, resulting in continued low levels of shipments and operations for the fiscal 1999 third quarter.

     The Company's net sales, gross profit (loss) and operating income (loss) by business segment for the three and six month periods ended March 27, 1999 and March 28, 1998 are summarized below.

                    Three Months Ended   Six Months Ended

                   March 27, March 28,  March 27, March 28,
                     1999       1998      1999       1998

(Dollars in thousands)
Net sales
Specialty steel segment
      Newport       $18,330  $ 50,469   $ 38,049   $105,250
      Koppel         27,548    63,633     51,068    123,061

                     45,878   114,102     89,117    228,311
Adhesives segment    10,582     9,464     21,612     18,988
                    $56,460  $123,566   $110,729   $247,299


Gross profit (loss)
  Specialty steel segment
      Newport      $(7,442)   $ 5,315   $(11,297)   $13,368
      Koppel        (2,135)     8,472     (6,594)    15,586
                    (9,577)    13,787    (17,891)    28,954
  Adhesives segment  2,888      2,392      6,064      4,816
                   $(6,689)   $16,179   $(11,827)   $33,770

Operating income (loss)
Specialty steel segment
      Newport      $(9,265)   $ 3,162   $(14,675)   $  9,424
      Koppel        (3,626)     6,825     (9,835)    12,290
                   (12,891)     9,987    (24,510)    21,714
Adhesives segment      368        377        887        684
Corporate
   allocations        (992)    (1,268)    (1,862)    (2,552)
                  $(13,515)   $ 9,096   $(25,485)   $19,846



Sales data for the Company's specialty steel segment for the three and six month periods ended March 27, 1999 and March
28, 1998 were as follows:

                   Three Months Ended    Six Months Ended
                   March 27, March 28,   March 27, March 28,
                    1999      1998        1999      1998
 Tons shipped
  Newport
   Welded tubular   45,600    90,500     89,700    188,100
   Hot rolled coils
    and other
    products         2,100     8,300      3,200     15,300
  Koppel
   Seamless tubular 16,100    46,900     29,400     93,400
   SBQ              36,900    45,700     66,400     82,500
                   100,700   191,400    188,700    379,300


Net sales ($000's)
 Newport
  Welded tubular   $17,627  $ 46,926    $36,832    $98,732
  Hot rolled coils
   and other
   products            703     3,543      1,217      6,518
 Koppel
  Seamless tubular  11,774    42,718     22,259     85,573
  SBQ               15,774    20,915     28,809     37,488
                    $45,878  $114,102   $89,117   $228,311



     Net sales for the second quarter of fiscal 1999 decreased $67.1 million, or 54.3%, from the second quarter of fiscal 1998 to $56.5 million. For the six month comparable periods, net sales decreased $136.6 million, or 55.2%, to $110.7 million. Specialty steel segment net sales decreased $68.2 million, or 59.8%, and $139.2 million, or 61.0%, for the three and six month periods, respectively. The overall decrease in specialty steel segment net sales was primarily attributable to a decline in shipments and average selling prices of the Company's tubular products as more fully discussed below. Adhesives segment net sales increased $1.1 million, or 11.8%, and $2.6 million, or 13.8%, for the three and six month periods, respectively, on volume increases of 9.0% and 17.1%, respectively.


     Welded tubular product net sales for the current quarter decreased $29.3 million, or 62.4%, on a volume decrease of 49.6%, from the second quarter of fiscal 1998. Average selling price for all welded tubular products for the second quarter of fiscal 1999 decreased 25.4% from the prior fiscal year second quarter. Welded tubular product net sales for the first six months of fiscal 1999 decreased $61.9 million, or 62.7%, on a volume decrease of 52.3%, from the comparable prior year period. The average selling price for all welded tubular products for the first half of fiscal 1999 declined 21.7% from the same period in fiscal 1998.
The decline in shipments and average selling prices for both the second quarter and first half of fiscal 1999 as compared to the prior year periods, were attributable to decreases in shipments and selling prices of welded OCTG products, which was driven by the decline in drilling activity as well as excessive industry-wide inventory levels. Welded tubular product six month net sales were also negatively impacted by a decline in welded line pipe shipments and selling prices, which was driven, in part, by an increase in imports of welded line pipe.

     Total seamless tubular product net sales for the fiscal 1999 second quarter decreased $30.9 million, or 72.4%, on a volume decrease of 65.7% from the second quarter of fiscal 1998. For the comparable six month periods, net sales of seamless tubular products decreased $63.3 million, or 74.0%, on a volume decrease of 68.5%. Average selling prices for all seamless tubular products for the first half of fiscal 1999 declined 17.6% from the comparable fiscal 1998 period. As with welded tubular products, the decline in seamless tubular product shipments and selling price was attributable primarily to OCTG products, caused by the decline in drilling activity and excessive industry-wide inventory levels.

     Since 1995, the U.S. government has been imposing duties on the imports of various OCTG products from certain foreign countries in response to antidumping and countervailing duty cases filed by several U.S. steel companies. The duties primarily pertain to the import of seamless OCTG products and are subject to annual review by the U.S. Department of Commerce through 2000. Imports of welded OCTG and line pipe in the first half of fiscal 1999 increased as a percentage of total domestic shipments over the comparable prior year period, negatively affecting product pricing and shipments. The Company cannot predict the U.S. government's future actions regarding import duties or other trade restrictions on imports of OCTG and line pipe products.

     SBQ product net sales decreased $5.1 million, or 24.6%, on a volume decrease of 19.3%, and $8.7 million, or 23.2% on a volume decrease of 19.5% for the comparable three and six month periods, respectively. Average selling price for SBQ products for the same periods decreased 6.6% and 4.4%, respectively. The demand for the Company's SBQ products is cyclical in nature and is sensitive to general economic conditions.

     The significant decline in shipments and average selling prices resulted in a gross loss and an operating loss of $9.6 million and $12.9 million, respectively, for the specialty steel segment in the second quarter of fiscal 1999, compared to a gross profit and an operating profit of $13.8 million and $10.0 million, respectively, in the comparable quarter of a year ago. For the fiscal 1999 six month period, the gross loss and operating loss were $17.9 million and $24.5 million, respectively, compared to gross profit and operating income of $29.0 million and $21.7 million, respectively for the prior year. The fiscal 1999 second quarter and first half results were also negatively impacted by low operating efficiencies due to significantly reduced operating levels at both Newport and Koppel in response to poor market demand. Newport's melt shop and pipe mill capacity utilization was 18.3% and 28.3%, respectively, in the second quarter of fiscal 1999 compared to 63.6% and 63.0% for the second quarter of fiscal 1998.
In addition, Newport's melt shop utilization and operating costs were negatively affected by a six week shut-down for final installation of its new electric arc furnace.
Koppel's melt shop and tube mill capacity utilization was 40.6% and 21.2%, respectively, in the second quarter of fiscal 1999 compared to 100.0% and 81.1%, respectively, for the second quarter of fiscal 1998.

     The adhesives segment gross profit increased $0.5 million and $1.2 million for the second fiscal quarter and six month periods, respectively. Gross profit margin for the second quarter of fiscal 1999 was 27.3% compared to 25.3% for the comparable fiscal 1998 period. For the fiscal 1999 six month period, gross profit margin was 28.1% versus 25.4% for the comparable prior year period. The increase in gross profit margin was primarily the result of improved sales volume and operating efficiencies.

     Fiscal 1999 second quarter and six month selling and administrative expenses were virtually unchanged from fiscal 1998 as declines in specialty steel segment expenses were offset by higher adhesives segment selling expenses, which were incurred to support increased adhesives segment sales.

     Fiscal 1999 second quarter and six month investment income decreased $0.6 million and $1.2 million, respectively, from the comparable prior year periods due primarily to a decrease in average invested cash and investment balances. Interest expense for the same comparable periods decreased $0.1 million and $0.8 million, respectively, due to a decrease in long-term debt obligations.

     The Company's combined federal and state effective tax rate for the fiscal 1999 six month period was a benefit of 9.8%. The Company's tax loss benefits were limited to available refunds for taxes paid in previous periods at the alternative minimum tax rate. The Company has exhausted such refund capability, and as such, beginning in the fiscal 1999 second quarter, tax benefits from operating losses were offset by valuation allowances resulting in virtually no net tax benefits being recorded for losses.

     Subsequent to the end of the second quarter of fiscal
1999 and in connection with ongoing efforts to dispose of radiation contaminated dust generated at the Company's
Newport facility in 1993, the Company learned through additional testing that the level of radiation in a portion of the dust is higher than initial testing indicated. The higher level of radiation is expected to increase disposal costs. The Company accrued in the second quarter of fiscal
1999 an additional $4.3 million as well as additional expected insurance recoveries of $0.9 million, resulting in an extraordinary charge of $3.4 million, or $.16 per basic and diluted share.

     As a result of the above factors, the Company reported a net loss of $18.1 million, or an $.83 loss per basic and diluted share, in the second quarter of fiscal 1999 compared to net income of $5.7 million, or $.24 per basic share ($.23 diluted), in the second quarter of fiscal 1998. For the current six month period, the Company reported a net loss of $28.9 million, or a $1.30 loss per basic and diluted share, compared to net income of $12.3 million, or $.51 per basic share ($.49 diluted), for the first six months of fiscal 1998. Weighted average shares outstanding decreased for the comparable periods as a result of the Company's common stock buy back program.

 Liquidity and Capital Resources

     Working capital at March 27, 1999 was $92.5 million compared to $147.5 million at September 26, 1998. The decline in working capital was primarily the result of a reduction in short-term investments which were used to fund operating losses, make investments in property, plant and equipment and to retire long-term debt and purchase treasury stock. The current ratio was 2.9 to 1 at March 27, 1999 compared to 3.8 to 1 at September 26, 1998. At March 27, 1999, the Company had cash and investments totaling $98.3 million. During the fiscal 1999 second quarter, the Company modified its $50.0 million revolving credit facility (Credit Facility) by eliminating certain financial covenants, provided the Company maintains specified levels of cash and investments and earnings (as defined). The Company is in compliance with the terms of its Credit Facility and at March 27, 1999 the Company had no advances against its Credit Facility.

     Net cash flows from operating activities were a net use of $10.3 million in the first six months of fiscal 1999 compared to a net use of $9.8 million in the comparable prior fiscal year period. The Company recorded a net loss of $28.9 million in the first six months of fiscal 1999 compared to net income of $12.3 million in the first six months of fiscal 1998.

     Major sources of cash from operating activities in the first six months of fiscal 1999 included $10.3 million in non-cash depreciation and amortization charges; a $5.8 million and $4.7 million decrease in accounts receivable and inventory, respectively, resulting from the decline in business activity; and a $3.2 million decrease in other current assets which resulted primarily from the receipt of refundable federal income taxes. Accrued liabilities increased $3.0 million, in part, due to an increase in costs associated with environmental liabilities. Accounts payable decreased $5.9 million primarily as a result of the decline in business activity.

     Major sources of cash from operating activities in the first six months of fiscal 1998 included $9.5 million in non-cash depreciation and amortization charges and a $3.6 million decrease in other current assets which resulted primarily from the receipt of certain insurance claims filed by the Company. The major uses of cash in operating activities included a $7.6 million and $7.5 million increase in accounts receivable and inventories, respectively, which occurred primarily due to increased sales and business activity at Koppel. Accounts payable declined $11.9 million primarily due to scheduled payments for steel slabs purchased by Newport. Accrued liabilities decreased $8.0 million due to the payment of accrued interest and debt prepayment penalty in connection with the redemption of $52.4 million principal amount of the Company's 13.5% Senior Secured Notes (Notes) in October 1997.

     The Company invested $21.3 million in capital
expenditures during the first six months of fiscal 1999,
primarily related to the specialty steel segment.  Of the
total spent, $16.3 million pertained to the purchase and
installation of a new AC electric arc furnace at Newport,
which started operation in the second quarter of fiscal
1999.    The Company currently estimates that total capital
spending for fiscal 1999 will approximate $30.0 million, primarily in the specialty steel segment.

     The Company also used cash and short-term investments to make net investments of $0.7 million in long-term investments, primarily government and corporate bonds. The Company's long-term investments and long-term debt, all of which are for other than trading purposes, are subject to interest rate risk. The Company utilizes professional investment advisors and considers its net interest rate risk when selecting the type and maturity of securities to purchase for its portfolio. Other factors considered include, but are not limited to, the timing of the expected need for the funds invested and the repricing and credit risks of the securities.

     Repayments on long-term debt in the first six months of fiscal 1999 were $4.6 million and included the early retirement of $4.0 million principal amount of the Company's Notes in the first fiscal quarter. The Company repurchased
1.6 million shares of the Company's common stock for $7.7 million during the first six months of fiscal 1999, completing the Company's three million share buy back program.

     Earnings before extraordinary items, interest expense, taxes, depreciation and amortization (EBITDA) were a negative $7.1 million and a negative $12.4 million in the second quarter and first six months of fiscal 1999, respectively, compared to $16.0 million and $33.5 million in the comparable periods of fiscal 1998. EBITDA is calculated as income (loss) before extraordinary items plus interest expense, taxes, depreciation and amortization. EBITDA provides additional information for determining the Company's ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance, as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

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

     The Company is addressing the Year 2000 issue in a four phase process. The first phase is one of awareness and involves the inventorying of all IT and non-IT systems. The Company has completed identifying all of its IT and non-IT systems. The second phase of the Company's process is an assessment stage, during which the Company determines whether each of its identified systems are Year 2000 compliant. The Company completed this phase of the process during the second fiscal quarter. The remediation and testing phases of the Company's systems are in various stages of completion. Remediation efforts may include modifications or replacement of software and certain hardware so that systems will properly utilize dates beyond December 31, 1999. Approximately 80% of the Company's IT systems have been remediated while remediation on its non-IT systems is approximately 60% complete. The Company currently anticipates completion of all remediation and testing of its systems by October 1999.

     The Company also faces certain risks to the extent that its customers or suppliers of products and services do not become Year 2000 compliant. The Company is evaluating the status of significant customers and suppliers to determine the extent to which the Company is vulnerable to non-compliance by these third parties. Ongoing evaluation will continue through 1999; however, the Company believes its broad customer base and availability of alternative suppliers will mitigate the risks associated with the readiness of these third parties.

     The Company has begun efforts to develop formal contingency plans in the event it experiences Year 2000 related problems. Back-up measures are being identified as systems are assessed to determine the most likely contingency plan for each system requiring remediation. For example, the contingency plan for many IT systems would be to revert to a manual record system and, for many non-IT systems, internal clocks could be reset to an earlier date. Formal contingency plans will be continually developed, as required, as remediation and testing procedures are completed in 1999.

     Costs associated with the Company's Year 2000 efforts were approximately $0.2 million and $0.7 million in the second quarter and first six months of fiscal 1999 and estimated costs to complete are $1.8 million. Costs pertain primarily to system software and hardware replacements and upgrades for both its IT and non-IT systems.

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

ITEM 1.        Legal Proceedings

               See "Note 5:  Commitments and Contingencies -
Environmental Matters" to the Notes to Condensed
Consolidated Financial Statements regarding the NOV's received by Newport from the Commonwealth of Kentucky in August 1998, and the NOV received by Koppel from the EPA in November 1996.

ITEM 4.   Submission of Matters to a Vote of Security
    Holders

     The annual meeting of shareholders was held on February 11, 1999. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

     1. All nominees for director were elected. The vote was as follows:

                             For             Against
Clifford R. Borland      18,857,640          360,207
Paul C. Borland, Jr.     18,854,540          363,307
Ronald R. Noel           18,856,850          360,997
John B. Lally            18,859,240          358,607
Patrick J. B. Donnelly   18,852,640          365,207
R. Glen Mayfield         18,858,240          359,607


     2. The proposal to approve the adoption of an amendment to the NS Group, Inc. 1995 Stock Option and Stock Appreciation Rights Plan to increase the number of options available for issuance under such plan from 750,000 to 1,750,000 was approved (For, 17,881,148; Against, 1,286,064;
Abstain, 50,635).

     3. The proposal to ratify the Board of Directors' appointment of Arthur Andersen LLP as the Company's independent public accountants for its fiscal year ending
September 25, 1999 was approved (For, 19,121,573; Against,
70,404; Abstain, 25,870).

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


                              NS GROUP, INC.


Date:    May 4, 1999          By:  /s/Clifford R. Borland
                                   Clifford R. Borland
                                   President and Chief
                                   Executive Officer



Date:    May 4, 1999          By:  /s/John R. Parker
                                   John R. Parker
                                   Vice President, Treasurer
                                   and Chief Financial
                                   Officer


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

4.20 Credit Agreement between the Company and Bank of America National Trust and Savings Association, dated July 31, 1998, filed as Exhibit 4.20 to Company's Form 10-K for the fiscal year ended September 26, 1998, File No.1-9838, and incorporated herein by this reference; and Amendment No. 1 dated March 25, 1999 filed herewith

27   Financial Data Schedule