Form 10-Q/A
period 1997-12-27
NS GROUP INC
filed 1999-07-27
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.   20549


                             FORM 10-Q/A

                           Amendment No. 1


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


                             NS GROUP, INC.




     Date:  July 26, 1999    By:/s/John R. Parker
                             John R. Parker
                             Vice President, Treasurer and
                             Chief Financial Officer
                             (Principal Financial Officer)




                          INDEX TO EXHIBITS


     Number                 Description

     3.1       Amended and Restated Articles of Incorporation of
     Registrant, filed as Exhibit 3.1 to Amendment No. 1 to
     Registrant's Form S-1 dated January 17, 1995, File No.
     33-56637, and incorporated herein by this reference

     3.2      Amended and restated By-Laws of Registrant, dated
     December 4, 1995, filed as 1995, File No. 1-9838, and incorporated herein by this reference

     4.20 Credit Agreement between the Company and Bank of America National Trust and Savings Association, dated July 31, 1998, filed as Exhibit 4.20 to Company's Form 10-K for the fiscal year ended September 26, 1998, File No.1-9838, and incorporated herein by this reference;
     and Amendment No. 1 dated March 25, 1999 filed herewith

     27       Financial Data Schedule (Corrected)