Form 10-Q
period 1999-06-26
NS GROUP INC
filed 1999-08-06
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549


                            FORM 10-Q


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 26, 1999

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
 YES     X        NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value             21,419,524
  (Class)                   (Outstanding at July 23, 1999)

NS GROUP, INC.

INDEX

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

Condensed Consolidated Statements of Operations          3
Condensed Consolidated Balance Sheets                    4
Condensed Consolidated Statements of Cash Flows          5
Notes to Condensed Consolidated Financial Statements     6

 Item 2    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                   12
 Item 3    Quantitative and Qualitative Disclosures
           About Market Risk                            21


PART II   OTHER INFORMATION

 Item 1    Legal Proceedings                            21
 Item 6    Exhibits and Reports on Form 8-K             21



                  NS GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE AND NINE MONTH PERIODS ENDED
                  JUNE 26, 1999 AND JUNE 27, 1998
        (In thousands, except per share amounts) (Unaudited)

                     Three Months Ended   Nine Months Ended
                     June 26,  June 27,   June 26,  June 27,
                       1999      1998        1999     1998

NET SALES            $59,582   $96,882   $170,311  $344,181
COST AND EXPENSES
Cost of products
 sold                 63,186    87,129    185,742   300,658
Selling and admin-
istrative expenses     6,309     7,080     19,967    21,004

Operating income
 (loss)               (9,913)    2,673    (35,398)   22,519

OTHER INCOME
(EXPENSE)
Investment income      1,617     2,230      4,832     6,643
Interest expense      (2,884)   (3,048)    (8,691)   (9,629)
Other income, net      2,636       (24)     2,911       409

Income (loss) before
income taxes and
extraordinary items   (8,544)    1,831    (36,346)   19,942

PROVISION (CREDIT) FOR
  INCOME TAXES            37       642     (2,689)    6,480

Income (loss) before
extraordinary items   (8,581)    1,189    (33,657)   13,462

EXTRAORDINARY ITEMS        -         -     (3,837)        -

Net income (loss)    $(8,581)   $1,189   $(37,494)  $13,462

PER COMMON SHARE  -  BASIC
Income (loss) before
extraordinary items    $(.40)     $.05     $(1.53)     $.56
  Extraordinary items      -         -       (.17)        -
  Net income (loss)    $(.40)     $.05     $(1.70)     $.56

PER COMMON SHARE  -  DILUTED
Income (loss) before
extraordinary items    $(.40)     $.05     $(1.53)     $.54
  Extraordinary items      -         -      ( .17)        -
  Net income (loss)    $(.40)     $.05     $(1.70)     $.54

WEIGHTED AVERAGE SHARES
  OUTSTANDING
  Basic               21,417    23,655     21,995    23,902
  Diluted             21,417    24,528     21,995    25,006


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                  NS GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
            AS OF JUNE 26, 1999 AND SEPTEMBER 26, 1998
               (Dollars in thousands) (Unaudited)


                                    June 26,      September 26,
                                   1 9 9 9          1 9 9 8
CURRENT ASSETS
  Cash                             $ 2,107          $ 1,783
  Short-term investments            28,751           64,689
  Accounts receivable, less
   allowance for doubtful
   accounts of $945 and $752,
   respectively                     29,509           36,640
  Inventories                       59,720           66,041
  Other current assets              27,164           30,892
    Total current assets           147,251          200,045

PROPERTY, PLANT AND EQUIPMENT      331,509          306,900
  Less - accumulated depreciation (186,393)        (171,700)
                                   145,116          135,200
LONG-TERM INVESTMENTS               64,726           75,626
OTHER ASSETS                         7,425            7,800

    Total assets                  $364,518         $418,671

CURRENT LIABILITIES
  Accounts and notes payable      $ 23,326         $ 28,305
  Accrued liabilities               26,856           23,608
  Current portion of long-term
   debt                                198              678

    Total current liabilities       50,380           52,591

LONG-TERM DEBT                      72,754           76,325

DEFERRED TAXES                       8,914           11,706

COMMON SHAREHOLDERS' EQUITY
  Common stock, no par value       279,931          279,886
  Treasury stock                   (23,675)         (15,992)
  Common stock options and
   warrants                            885              898
  Accumulated other
   comprehensive income             (3,268)          (2,834)
  Accumulated earnings (deficit)   (21,403)          16,091
    Total common shareholders'
     equity                        232,470          278,049

       Total liabilities and
        shareholders' equity      $364,518         $418,671


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.




                NS GROUP, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTH PERIODS ENDED
               JUNE 26, 1999 AND JUNE 27, 1998
             (Dollars in thousands)   (Unaudited)



                                             June  26,   June 27,
                                              1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                          $(37,494)   $ 13,462
 Adjustments to reconcile net income
  (loss) to net cash flows from
  operating activities:
   Depreciation and amortization              14,954      13,390
   Amortization of debt discount and
    finance costs                                971         946
   Increase (decrease) in long-term
    deferred taxes                            (2,792)        362
   (Gain) loss on sales of investments           292          (8)
   Decrease in accounts receivable, net        7,131      11,249
   Decrease in inventories                     6,321       3,712
   Decrease in other current assets            3,728       2,208
   Decrease in accounts payable               (4,763)    (24,410)
   Increase (decrease) in accrued
      liabilities                              3,248      (7,449)

      Net cash flows from operating
       activities                             (8,404)     13,462

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and
     equipment, net                          (24,609)    (22,662)
   Net (purchases) sales of long-term
     investments                              10,062     (65,855)
   (Increase) decrease in other assets          (172)        177

      Net cash flows from investing
       activities                            (14,719)    (88,340)

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease in notes payable                    (216)       (402)
   Repayments on long-term debt               (4,626)    (53,819)
   Proceeds from issuance of common stock         34      17,543
   Purchases of treasury stock                (7,683)    (13,723)

      Net cash flows from financing
       activities                            (12,491)    (50,401)

      Net decrease in cash and
        short-term investments               (35,614)   (125,279)

CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF YEAR                            66,472     195,343

CASH AND SHORT-TERM INVESTMENTS AT
 END OF PERIOD                              $ 30,858    $ 70,064

  Cash paid during the period for:
    Interest                                   $5,260      $7,400
    Income taxes, net of refunds             $(3,017)     $4,452



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

     Securities that could potentially result in dilution of basic EPS through the issuance of 2.6 million shares of the Company's common stock were not included in the computation of diluted EPS for the third quarter and nine month periods of fiscal 1999 because the Company incurred losses before extraordinary items. For the prior fiscal year periods, securities representing 40,000 shares were not included in the computation of diluted EPS because they were antidilutive.


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


                      Three Months Ended    Nine Months Ended
                      June 26,   June 27,   June 26,  June 27,
                       1999        1998      1999       1998
   Net income (loss)  $(8,581)    $1,189  $(37,494)   $13,462
   Unrealized gains
    (losses) on
    available for
    sale securities    (1,141)      (618)     (185)      (721)
   Comprehensive
    income (loss)     $(9,722)    $  571   $(37,679)   $12,741



Note 3:  Other Income, Net

     Included in other income, net in the fiscal 1999 third quarter and nine month periods is income of $2.8 million, or $.13 per diluted share, for a claim settlement pertaining to the Company's purchases of electrodes during the years from 1992 to 1997.


Note 4:  Extraordinary Items

         In the second quarter of fiscal 1999, the Company accrued an additional $4.3 million in disposal costs as well as additional expected insurance recoveries of $0.9 million in connection with ongoing efforts to dispose of radiation contaminated dust generated at the Company's Newport facility in 1993. Such amounts were recorded as an extraordinary charge of $3.4 million.

     In the first quarter of fiscal 1999, the Company incurred prepayment costs and wrote off unamortized debt issuance costs in connection with the early retirement of $4.0 million principal amount of long-term indebtedness, resulting in an extraordinary charge of $0.4 million, net of applicable income tax benefit of $0.1 million.


Note 5:  Inventories

     Inventories are stated at the lower of FIFO (first-in, first-out) cost or market, or the lower of average cost or market. Until fiscal 1999, one subsidiary used the LIFO (last-in, first-out) method to determine cost. Effective September 27, 1998 the subsidiary changed to the FIFO method. The change in accounting principle was made to provide a better matching of sales and expenses and has been applied retroactively. This change increased inventories by $0.6 million and retained earnings by $0.5 million, respectively, as of September 26, 1998. Since this change was accounted for retroactively, it had no effect on the Company's results of operations and cash flows for fiscal 1999. At June 26, 1999 and September 26, 1998, inventories consisted of the following components ($000's):

                              June 26,     September 26,
                                1999           1998

   Raw materials             $10,956        $ 7,921
   Semi-finished and
    finished goods            48,764         58,120
                             $59,720        $66,041



Note 6:  Commitments and Contingencies

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

     In August 1998, Newport received separate Notices of Violation (NOV) from the Kentucky Division of Waste Management and the Kentucky Division of Water related to a release of oil into the Licking River and certain related actions taken by Newport in connection therewith. Based upon the information available to date, the Company believes any civil penalties assessed in connection with this incident will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     In November 1996, Koppel received an NOV from the EPA alleging violations of the Clean Air Act and the Pennsylvania State Implementation Plan. The violations allegedly occurred during 1995 and 1996 and pertain to air emissions from Koppel's electric arc furnace operations.
The conditions which contributed to the alleged violations were corrected and Koppel has demonstrated compliance with air emissions regulations. Based upon information available to date, the Company believes any civil penalties assessed in connection with this incident will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at Newport, resulting in the contamination of a quantity of electric arc furnace dust. The Company has contracted with a company to dispose of the dust at an EPA-approved facility. The Company believes disposal costs will not exceed its reserves as of June 26, 1999 of $5.6 million.
The Company has an insurance receivable outstanding of $1.6 million as of June 26, 1999.


     Subject to the uncertainties concerning the storage of the radiation contaminated dust, the Company believes that it is currently in compliance in all material respects with all applicable environmental regulations. The Company cannot predict the level of required capital expenditures or operating costs that may result from future environmental regulations.

     Capital expenditures for the next twelve months relating to environmental control facilities are expected to be approximately $2.1 million; however, such expenditures could be influenced by new or revised environmental regulations and laws or new information or developments with respect to the Company's operating facilities.

     As of June 26, 1999, the Company had environmental remediation reserves of $5.9 million which pertain almost exclusively to accrued disposal costs for radiation contaminated dust. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


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


                                June 26,   September 26,
                                  1999         1998
                                 (Dollars in thousands)
     Current assets                $108,263       $130,708
     Non-current assets            $150,561       $140,942

     Current liabilities           $ 41,471       $ 43,990

     Payable to parent             $194,531       $174,432
     Other non-current
       liabilities                    1,233          1,379
          Total non-current
           liabilities             $195,764       $175,811


                    Three Months Ended      Nine Months Ended
                    June 26,   June 27,     June 26,  June 27,
                     1999       1998         1999       1998
                              (Dollars in thousands)

  Net sales         $59,582    $96,882     $170,311    $344,181
  Gross profit
   (loss)           $(3,604)   $ 9,753    $(15,431)   $ 43,523
  Income (loss)
   before extra-
   ordinary items   $(7,557)   $   491    $(36,792)   $ 11,935
  Net income (loss) $(7,557)   $   491    $(40,192)   $ 11,935



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

     Demand for the Company's OCTG products in the third quarter and first nine months of fiscal 1999 declined significantly from the comparable prior year periods. The decline was attributable to decreased domestic drilling activity coupled with excess industry-wide OCTG and line pipe inventories. The average number of oil and natural gas drilling rigs in operation in the United States (rig count) in the third quarter and first nine months of fiscal 1999 was 523 and 589, respectively, a decline of 40% and 38%, respectively, from the comparable prior year periods.
During the fiscal 1999 third quarter, however, rig count began to improve and at the end of July 1999, rig count was 602.

     The Company's net sales, gross profit (loss) and operating income (loss) by business segment for the three and nine month periods ended June 26, 1999 and June 27, 1998 are summarized below.


                    Three Months Ended     Nine Months Ended
                    June 26,   June 27,    June 26,  June 27,
                     1999        1998       1999       1998
                             (Dollars in thousands)

Net sales
Specialty steel segment
      Newport       $24,587   $32,638     $ 62,636   $137,888
      Koppel         23,656    53,565       74,724    176,626
                     48,243    86,203      137,360    314,514

Adhesives segment    11,339    10,679       32,951      29,667

                    $59,582   $96,882     $170,311   $344,181

Gross profit (loss)
  Specialty steel segment
      Newport       $(4,789)  $    84     $(16,086)  $ 13,452
      Koppel         (2,112)    6,616       (8,706)    22,202
                     (6,901)    6,700      (24,792)    35,654
  Adhesives segment   3,297     3,053        9,361      7,869
                    $(3,604)  $ 9,753     $(15,431)  $ 43,523

Operating income (loss)
Specialty steel segment
      Newport       $(6,331)  $(1,628)    $(21,006)  $  7,796
      Koppel         (3,743)    4,571       (13,578)    16,861

                    (10,074)    2,943      (34,584)    24,657
  Adhesives segment   1,013       783        1,900      1,467
  Corporate
  allocations          (852)   (1,053)      (2,714)    (3,605)
                    $(9,913)  $ 2,673     $(35,398)  $ 22,519


Sales data for the Company's specialty steel segment for the three and nine month periods ended June 26, 1999 and June 27, 1998 were as follows:

                      Three Months Ended    Nine Months Ended
                       June 26,   June 27,   June 26,   June 27,
                         1999      1998        1999       1998
 Tons shipped
  Newport
    Welded tubular      66,100    60,400     155,800   248,500
    Hot rolled coils
    and other products   2,600     7,200       5,800    22,500
  Koppel
    Seamless tubular    15,400    39,100      44,800   132,500
    SBQ                 31,400    45,700      97,800   128,200
                       115,500   152,400     304,200   531,700

Net sales ($000's)
  Newport
    Welded tubular     $23,772  $ 29,825     $60,604  $128,557
    Hot rolled coils
     and other
     products              815     2,813       2,032     9,331
  Koppel
    Seamless tubular    11,045    32,900      33,304   118,474
    SBQ                 12,611    20,665      41,420    58,152
                       $48,243   $86,203    $137,360  $314,514



     Net sales for the third quarter of fiscal 1999 decreased $37.3 million, or 38.5%, from the third quarter of fiscal 1998 to $59.6 million. For the nine month comparable periods, net sales decreased $173.9 million, or 50.5%, to $170.3 million. Specialty steel segment net sales decreased $38.0 million, or 44.0%, and $177.2 million, or 56.3%, for the three and nine month periods, respectively. The overall decrease in specialty steel segment net sales for the three and nine month periods was primarily attributable to a decline in shipments and average selling prices of the Company's tubular products as more fully discussed below. Adhesives segment net sales increased $0.7 million, or 6.2%, and $3.3 million, or 11.1%, for the three and nine month periods, respectively, on volume increases of 12.8% and 15.6%, respectively.

     Welded tubular product net sales for the current quarter decreased $6.1 million, or 20.3%, on a volume increase of 9.4%, from the third quarter of fiscal 1998. Average selling price for all welded tubular products for the third quarter of fiscal 1999 decreased 27.3% from the prior fiscal year third quarter. Welded tubular product net sales for the first nine months of fiscal 1999 decreased $68.0 million, or 52.9%, on a volume decrease of 37.3%, from the comparable prior year period. The average selling price for all welded tubular products for the first nine months of fiscal 1999 declined 24.8% from the same period in fiscal 1998. The increase in total welded tubular shipments for the quarter was primarily the result of increased shipments of welded line pipe as compared to the third quarter of fiscal 1998. Welded OCTG shipments were unchanged between quarters.
The decline in average selling prices for the third quarter of fiscal 1999, as compared to the prior year period, was the result of lower selling prices for both welded OCTG and line pipe products. The decline in shipments and average selling prices for the first nine months of fiscal 1999, as compared to the prior year comparable period, were primarily attributable to decreases in shipments and selling prices of welded OCTG products, which was driven by the decline in drilling activity as well as excessive industry-wide inventory levels.

     Total seamless tubular product net sales for the fiscal 1999 third quarter decreased $21.9 million, or 66.4%, on a volume decrease of 60.6% from the third quarter of fiscal 1998. For the comparable nine month periods, net sales of seamless tubular products decreased $85.2 million, or 71.9%, on a volume decrease of 66.2%. Average selling prices for all seamless tubular products for the third quarter and first nine months of fiscal 1999 declined 14.5% and 16.8%, respectively, from the comparable fiscal 1998 periods. As with welded tubular products, the decline in seamless tubular product shipments and selling price was attributable primarily to OCTG products, caused by the decline in drilling activity and excessive industry-wide inventory levels.

     Since 1995, the U.S. government has been imposing duties on the imports of various OCTG products from certain foreign countries in response to antidumping and countervailing duty cases filed by several U.S. steel companies. The duties primarily pertain to the import of seamless OCTG products and are subject to annual review by the U.S. Department of Commerce through 2000. Also, the Company, together with certain other line pipe producers, has recently filed petitions with the U.S. government seeking relief from imports of welded and seamless line pipe products. The Company cannot predict the U.S. government's actions regarding these petitions or any other future actions regarding import duties or other trade restrictions on imports of OCTG and line pipe products.

     SBQ product net sales decreased $8.1 million, or 39.0%, on a volume decrease of 31.3%, and $16.7 million, or 28.8%, on a volume decrease of 23.7% for the comparable three and nine month periods, respectively. Average selling price for SBQ products for the same periods decreased 11.1% and 6.6%, respectively. The demand for the Company's SBQ products is cyclical in nature and is sensitive to general economic conditions.

     The significant decline in shipments and average selling prices for the specialty steel segment resulted in a gross loss and an operating loss of $6.9 million and $10.1 million, respectively, in the third quarter of fiscal 1999, compared to a gross profit and an operating profit of $6.7 million and $2.9 million, respectively, in the comparable quarter of a year ago. For the fiscal 1999 nine month period, the gross loss and operating loss were $24.8 million and $34.6 million, respectively, compared to gross profit and operating income of $35.7 million and $24.7 million, respectively, for the comparable prior year period. The fiscal 1999 nine month comparative results were also negatively impacted by lower operating efficiencies due to significantly reduced operating levels at both Newport and Koppel in response to poor market demand. Newport's melt shop and pipe mill capacity utilization was 33.7% and 35.3%, respectively, in the first nine months of fiscal 1999 compared to 78.2% and 92.1% for the same period of fiscal 1998. In addition, Newport's melt shop utilization and operating costs were negatively affected by a fiscal 1999 second quarter six week shut-down for final installation of its new electric arc furnace. Koppel's melt shop and tube mill capacity utilization was 42.4% and 21.5%, respectively, in the first nine months of fiscal 1999 compared to 88.2% and 70.3%, respectively, for the first nine months of fiscal 1998.

     The adhesives segment gross profit increased $0.2 million and $1.5 million for the third fiscal quarter and nine month periods, respectively. Gross profit margin for the third quarter of fiscal 1999 was 29.1% compared to 28.6% for the comparable fiscal 1998 period. For the fiscal 1999 nine month period, gross profit margin was 28.4% versus 26.5% for the comparable prior year period. The increase in gross profit margin was primarily the result of improved sales volume and operating efficiencies.

     Fiscal 1999 third quarter and nine month selling and administrative expenses declined 10.9% and 4.9%, respectively, from the fiscal 1998 comparable periods due to the decline in specialty steel segment business activity.

     Fiscal 1999 third quarter and nine month investment income decreased $0.6 million and $1.8 million, respectively, from the comparable prior year periods due primarily to a decrease in average invested cash and investment balances. Interest expense for the same comparable periods decreased $0.2 million and $0.9 million, respectively, due to a decrease in long-term debt obligations.

     Included in other income, net in the fiscal 1999 third quarter and nine month periods is income of $2.8 million for a claim settlement from the Company's electrode suppliers relating to purchases from several prior years.

     The Company's combined federal and state effective tax rate for the fiscal 1999 nine month period was a benefit of 6.9%. The Company's tax loss benefits were limited to available refunds for taxes paid in previous periods at the alternative minimum tax rate. The Company has exhausted such refund capability, and as such, beginning in the fiscal 1999 second quarter, tax benefits from operating losses were offset by valuation allowances resulting in virtually no net tax benefits being recorded for losses.

         In the second quarter of fiscal 1999, the Company recorded an additional $4.3 million in disposal costs as well as additional expected insurance recoveries of $0.9 million in connection with ongoing efforts to dispose of radiation contaminated dust generated at the Company's
Newport facility in 1993. Such amounts were recorded as an extraordinary charge of $3.4 million.

     In the first quarter of fiscal 1999, the Company incurred prepayment costs and wrote off unamortized debt issuance costs in connection with the early retirement of $4.0 million principal amount of long-term indebtedness, resulting in an extraordinary charge of $0.4 million, net of applicable income tax benefit of $0.1 million.

     As a result of the above factors, the Company reported a net loss of $8.6 million, or a $.40 loss per basic and diluted share, in the third quarter of fiscal 1999 compared to net income of $1.2 million, or $.05 per basic and diluted share in the third quarter of fiscal 1998. For the current nine month period, the Company reported a net loss of $37.5 million, or a $1.70 loss per basic and diluted share, compared to net income of $13.5 million, or $.56 per basic share ($.54 diluted), for the first nine months of fiscal 1998. Weighted average shares outstanding decreased for the comparable periods as a result of the Company's common stock buyback program that was completed in the second quarter of fiscal 1999.

 Liquidity and Capital Resources

     Working capital at June 26, 1999 was $96.9 million compared to $147.5 million at September 26, 1998. The decline in working capital was primarily the result of a reduction in short-term investments which were used to fund operating losses, make investments in property, plant and equipment and to retire long-term debt and purchase treasury stock. The current ratio was 2.9 to 1 at June 26, 1999 compared to 3.8 to 1 at September 26, 1998. At June 26, 1999, the Company had cash and investments totaling $95.6 million and had no advances against its $50 million revolving credit facility.

     Net cash flows from operating activities were a net use of $8.4 million in the first nine months of fiscal 1999 compared to a net source of $13.5 million in the comparable prior fiscal year period. The Company recorded a net loss of $37.5 million in the first nine months of fiscal 1999 compared to net income of $13.5 million in the first nine months of fiscal 1998.

     Major sources of cash from operating activities in the first nine months of fiscal 1999 included $15.9 million in non-cash depreciation and amortization charges; a $7.1 million and $6.3 million decrease in accounts receivable and inventory, respectively, resulting from the decline in business activity; and a $3.7 million decrease in other current assets which resulted primarily from the receipt of refundable federal income taxes. Accrued liabilities increased $3.2 million, in part, due to an increase in costs associated with environmental liabilities. Accounts payable decreased $4.8 million primarily as a result of the decline in business activity.

     Major sources of cash from operating activities in the first nine months of fiscal 1998 included $14.3 million in non-cash depreciation and amortization charges and decreases in accounts receivable and inventory of $11.2 million and $3.7 million, respectively, due primarily to a decline in business activity. Major uses of cash in operating activities included a $24.4 million decrease in accounts payable related primarily to a decline in business activity as well as to payments for steel slabs which Newport purchased in fiscal 1997; and a $7.4 million decrease in accrued liabilities related primarily to the fiscal 1998 first quarter debt prepayment penalty in connection with the redemption of the Company's 13.5% Senior Secured Notes (Notes) in October 1997.

     The Company invested $24.6 million in capital expenditures during the first nine months of fiscal 1999, primarily related to the specialty steel segment. Of the total spent, $18.1 million pertained to the purchase and installation of a new AC electric arc furnace at Newport, which started operation in the second quarter of fiscal
1999. The Company currently estimates that total capital spending for fiscal 1999 will approximate $29.0 million, primarily in the specialty steel segment.

     During the first nine months of fiscal 1999 the Company made net sales of long-term investments of $10.1 million to fund operating losses and capital expenditures. The Company's long-term investments and long-term debt, all of which are for other than trading purposes, are subject to interest rate risk. The Company utilizes professional investment advisors and considers its net interest rate risk when selecting the type and maturity of securities to purchase for its portfolio. Other factors considered include, but are not limited to, the timing of the expected need for the funds invested and the repricing and credit risks of the securities.

     Repayments on long-term debt in the first nine months of fiscal 1999 were $4.6 million and included the early retirement of $4.0 million principal amount of the Company's Notes in the first fiscal quarter. The Company completed a three million share buyback program in the second quarter of fiscal 1999, repurchasing 1.6 million shares of the Company's common stock for $7.7 million.

     Earnings before extraordinary items, interest expense, taxes, depreciation and amortization (EBITDA) were a negative $0.3 million and a negative $12.7 million in the third quarter and first nine months of fiscal 1999, respectively, compared to $9.4 million and $43.0 million in the comparable periods of fiscal 1998. EBITDA is calculated as income (loss) before extraordinary items plus interest expense, taxes, depreciation and amortization. EBITDA provides additional information for determining the Company's ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance, as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

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

     The Company is addressing the Year 2000 issue in a four phase process. The first phase is one of awareness and involves the inventorying of all IT and non-IT systems. The Company has completed identifying all of its IT and non-IT systems. The second phase of the Company's process is an assessment stage, during which the Company determines whether each of its identified systems are Year 2000 compliant. The Company completed this phase of the process during the second fiscal quarter. The remediation and testing phases of the Company's systems are in various stages of completion. Remediation efforts may include modifications or replacement of software and certain hardware so that systems will properly utilize dates beyond December 31, 1999. Approximately 85% of the Company's IT systems have been remediated while remediation on its non-IT systems is approximately 95% complete. The Company currently anticipates completion of all remediation and testing of its systems by November 1999.

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

     The Company is developing formal contingency plans in the event it experiences Year 2000 related problems.
Back-up measures are being identified as systems are assessed to determine the most likely contingency plan for each system requiring remediation. For example, the contingency plan for many IT systems would be to revert to a manual record system and, for many non-IT systems, internal clocks could be reset to an earlier date. Formal contingency plans will be continually developed, as required, as remediation and testing procedures are completed in 1999.

     Costs associated with the Company's Year 2000 efforts were approximately $0.5 million and $1.2 million in the third quarter and first nine months of fiscal 1999, respectively, and estimated costs to complete are $1.4 million. Costs pertain primarily to system software and hardware replacements and upgrades for both its IT and non-IT systems.

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

Other Matters

     See "Note 6: Commitments and Contingencies" to the
Notes to Condensed Consolidated Financial Statements.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital
Resources."


PART II   -   OTHER INFORMATION

ITEM 1.        Legal Proceedings

See "Note 6:  Commitments and Contingencies - Environmental
Matters" to the Notes to Condensed Consolidated Financial
Statements regarding the NOV's received by Newport from the Commonwealth of Kentucky in August 1998, and the NOV received by Koppel from the EPA in November 1996.


ITEM 6.        Exhibits and Reports on Form 8-K

               a)   Exhibits  - Reference is made to the
Index to Exhibits, which is incorporated herein by reference.

               b)   Reports on Form 8-K
                    Current Report on Form 8-K dated June
21, 1999 and filed June 25, 1999, reporting under Item 5 the announcement of certain management changes.



                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           NS GROUP, INC.




Date:   August 5, 1999     By: /s/Clifford R. Borland
                           Clifford R. Borland
                           Chairman and Chief
                           Executive Officer




Date:  August 5, 1999      By:  /s/John R. Parker
                           John R. Parker
                           Vice President, Treasurer and
                           Chief Financial Officer



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