Form 10-K
period 1999-09-25
NS GROUP INC
filed 1999-12-16
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549

                        FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 1999
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

Registrant's telephone number, including area code (606) 292-
6809

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on
 Common Stock, no par value           which registered
 Preferred Stock Purchase Rights      New York Stock Exchange
                                      New York Stock Exchange


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     Based on the closing sales price of November 29, 1999, as reported in The Wall Street Journal, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $174.4 million.

     The number of shares outstanding of the registrant's
Common Stock, no par value, was 21,492,708 at November 29, 1999.

            Documents Incorporated by Reference

Parts I, II and III incorporate certain information by reference from the Annual Report to Shareholders for the fiscal year ended September 25, 1999 ("1999 Annual Report").
Part III also incorporates certain information by reference from the Company's Proxy Statement dated December 20, 1999 for the Annual Meeting of Shareholders on February 10, 2000 ("Proxy").


Table of Contents


PART I
                                                       Page
Item 1.   Business                                       3
Item 2.   Properties                                    11
Item 3.   Legal Proceedings                             12
Item 4.   Submission of Matters to a Vote
          of Security Holders                           12

PART II

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters               13
Item 6.   Selected Consolidated Financial Data          13
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                    13
Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk                             13
Item 8.   Financial Statements and Supplementary Data   13
Item 9.   Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure                                    13

 PART III

Item 10.  Directors and Executive Officers of the
          Registrant                                    14
Item 11.  Executive Compensation                        14
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                         14
Item 13.  Certain Relationships and Related
          Transactions                                  14

PART  IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                       15


     The matters discussed or incorporated by reference in this Report on Form 10-K that are forward-looking statements (as defined in the Private Securities Litigation Reform Act of
1995) involve risks and uncertainties. These risks and uncertainties may cause the actual results or performance of the Company to differ materially from any future results or performance expressed or implied by such forward-looking statements. Reference is made to the introductory paragraph of "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1999 Annual Report and incorporated herein by reference and to
Exhibit 99.1 to this Form 10-K for a discussion of risks and uncertainties.


PART I

ITEM 1.   BUSINESS

     The Company was incorporated in Kentucky in 1980. As used herein, the terms "Company" and "NS Group" refer to NS Group, Inc. and its wholly-owned subsidiaries - Newport Steel Corporation (Newport or Welded), Koppel Steel Corporation (Koppel or Seamless), Erlanger Tubular Corporation (Erlanger), Imperial Adhesives, Inc. (Imperial) and Northern Kentucky Management, Inc.

     NS Group conducts business in three industry segments: the energy products segment, the industrial products segment - special bar quality (SBQ) products and the industrial products segment -adhesives. Incorporated herein by reference from the 1999 Annual Report is the segment data included in "Management's Discussion and Analysis of Financial Condition and Result of Operations" and "Note 2 to the Consolidated Financial Statements", which contains additional information pertaining to industry segment data.


Energy Products Segment

General

     The Company is a producer of tubular steel products used in the energy industry. Products produced by the Company include welded and seamless tubular goods, primarily used in oil and natural gas drilling and production operations, referred to as oil country tubular goods (OCTG); and welded and seamless line pipe, used in the transmission of oil, natural gas and other fluids.

     OCTG products are produced in numerous sizes, weights, grades and end finishes. The Company manufactures most of its OCTG products to American Petroleum Institute ("API") specifications. The grade of pipe used in a particular application depends on technical requirements for strength, corrosion resistance and other performance qualities. OCTG products are generally classified into groupings of "carbon" and "alloy" grades. Carbon grades of OCTG products have less yield strength than alloy grades and are therefore generally used in shallower oil and natural gas wells than alloy grades.

Carbon and alloy grades of OCTG products are manufactured by both welded and seamless producers. Welded products are produced by processing flat rolled steel into strips that are cold-formed, welded, heat-treated or seam-annealed and end-finished with threads and couplings. Seamless products are produced by individually heating and piercing solid steel billets into pipe and then end finishing the pipe into OCTG products in a manner similar to welded pipe. The seamless manufacturing process involves higher costs than the welded process and, as a result, seamless products are generally priced higher than comparably sized welded products.

     Demand for the Company's OCTG products is cyclical in nature, being dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is largely a function of the current and anticipated prices of oil and natural gas. In addition, shipments by domestic producers of OCTG products are influenced by the levels of inventory held by producers, distributors and end users as well as the level of foreign imports of OCTG products. The average number of oil and natural gas drilling rigs in operation in the United States was 602 in fiscal 1999, 905 in fiscal 1998, and 906 in fiscal 1997. Demand for the Company's OCTG products in fiscal 1999 declined significantly from fiscal 1998. The decline was attributable to decreased domestic drilling activity coupled with excess industry-wide inventories.

     U.S. domestic shipments (excluding exports) of OCTG products in fiscal 1999, 1998 and 1997 were 915,000 tons, 1.8 million tons, and 2.5 million tons, respectively.

     Demand for line pipe is only partially dependent on oil and natural gas drilling activities. Line pipe demand is also dependent on factors such as the level of pipeline construction activity, line pipe replacement requirements, new residential construction and gas utility purchasing programs. Overall, total shipments by domestic line pipe producers (excluding exports) were 1.9 million tons in fiscal 1999, 1.9 million tons in fiscal 1998, and 1.6 million tons in fiscal 1997. Total domestic shipments of line pipe product 16 inches in diameter and smaller, the product sizes that the Company produces, were 709,000 tons in fiscal 1999, 879,000 tons in fiscal 1998 and 852,000 tons in fiscal 1997.

     Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from certain foreign countries in response to antidumping and countervailing duty cases filed by several U.S. steel companies. The duties primarily pertain to the import of seamless OCTG products and are subject to annual review by the U.S. Department of Commerce through 2000. Also, the Company, together with certain other line pipe producers, recently filed petitions with the U.S. government seeking relief from imports of welded and seamless line pipe products. The Company cannot predict the U.S. government's actions regarding these petitions or any other future actions regarding import duties or other trade restrictions on imports of OCTG and line pipe products.

Products

     The Company's welded OCTG products are used primarily as casing in oil and natural gas wells during drilling operations. Casing forms the structural wall of oil and natural gas wells to provide support and prevent caving during drilling operations and is generally not removed after it has been installed in a well. Welded OCTG products are generally used when higher strength is not required, typically in wells less than 10,000 feet in depth. The Company sells its welded OCTG products in both a plain end (unthreaded) product as well as a threaded and coupled product in both carbon and alloy grades. The Company's welded tubular products range in size from 4.5 to 16.0 inches in outside diameter.

     The Company's seamless OCTG products are used as drill pipe, casing and production tubing. Drill pipe is used and may be reused to drill several wells. Production tubing is placed within the well and is used to convey oil and natural gas to the surface. The Company's seamless OCTG products are sold as a finished threaded and coupled product in both carbon and alloy grades. Compared to similarly sized welded products, seamless production tubing and casing are better suited for use in hostile drilling environments such as deeper wells or off-shore drilling because of their greater strength and durability. The majority of the Company's seamless OCTG product sales are of production tubing in sizes ranging from
1.9 inches to 5 inches in outside diameter.

     The Company's line pipe products are used primarily in gathering lines for the transportation of oil and natural gas at the drilling site and in transmission lines by both gas utility and transmission companies. Line pipe products are coated and shipped as a plain end product. The majority of the Company's line pipe sales are of welded products.

     The Company's OCTG products are inspected and tested to ensure that they meet or exceed API specifications. Products that do not meet specification are classified as less than prime products and are sold at substantially reduced prices.

     In addition, the Company also sells a limited amount of other products, including standard pipe, piling and hot rolled coil.

Markets and Distribution

     The Company sells its energy related tubular products to its customers through an in-house sales force. Nearly all of the Company's OCTG products are sold to domestic distributors, some of whom subsequently sell the Company's products into the international marketplace. The primary geographic markets for the Company's seamless OCTG products have been the southwest United States and various foreign markets, including offshore applications. The Company has historically marketed its welded OCTG products in the east, central and southwest regions of the United States. In these areas, shallow oil and natural gas drilling and exploration activity utilize welded tubular products.

Customers

     The Company has approximately 185 tubular product customers. The Company's OCTG and line pipe products are used by major and independent oil and natural gas exploration and production companies in drilling and production applications. Line pipe products are also used by gas utility and transmission companies. Substantially all of the Company's OCTG products are sold to domestic distributors. Line pipe products are sold to both domestic distributors and directly to end users. The Company has long-standing relationships with many of its larger customers; however, the Company believes that it is not dependent on any one customer and that it could, over time, replace lost sales attributable to any one customer. In fiscal 1999, no one customer accounted for more than 10% of total net sales.

Competition

     The markets for the Company's tubular products are highly
competitive and cyclical.    The Company's principal
competitors in its primary markets include domestic and foreign integrated producers, mini-mills and welded tubular product processing companies. The Company believes that the principal competitive factors affecting its business are price, quality and customer service.

     In the welded OCTG and line pipe market, the Company competes against certain manufacturers who purchase hot rolled coils for further processing into welded OCTG and line pipe products. The cost of finished tubular products for these manufacturers is largely dependent on the market price of hot rolled coils. Depending on market demand for hot rolled coils, these tubular manufacturers may purchase hot rolled coils at a lower or higher cost than the Company's cost to manufacture hot rolled coils. Increases or decreases in imports of hot rolled coils can also impact the market price for hot rolled coils.

      The Company's principal domestic competitors in the welded tubular market are Lone Star Steel Company, Maverick Tube Corporation, LTV Corporation and IPSCO Steel, Inc. In the small diameter seamless OCTG market in which the Company competes, its principal competitors include the USS/Kobe Steel Company and a number of foreign producers.

Manufacturing

     The Company manufactures welded tubular products at its facilities located near Newport, Kentucky and manufactures seamless tubular products at its facilities located in Ambridge, Pennsylvania. During fiscal 1999, the Company made capital investments of $26.6 million ($31.2 million in fiscal
1998) in its energy products business segment to increase productivity and expand product range. The rated annual capacities of the Company's welded and seamless tubular facilities are 570,000 tons and 250,000 tons, respectively. Capacity utilization of the welded tubular facilities during fiscal 1999 was 41% and capacity utilization for the seamless tubular facilities during fiscal 1999 was 27%.

     The Company processes and finishes its tubular products at facilities located at (i) the Port of Catoosa, near Tulsa, Oklahoma, (ii) Baytown, Texas, located near Houston, Texas; and (iii) the Seamless facilities located in Ambridge, Pennsylvania. The finishing processes include upsetting, which is a forging process that thickens tube ends; heat treating, which is a furnace operation designed to strengthen the steel; straightening; non-destructive testing; coating for rust prevention; and threading.

     All of the Company's tube-making and finishing facilities are located on or near major rivers or waterways, enabling the Company to transport its tubular products into the southwest by barge. The Company ships substantially all of its seamless and welded OCTG products destined for the southwest region by barge, which is a lower cost alternative to rail and truck shipping.

     The Company manufactures its tubular products in a mini-
mill environment.   The term mini-mill connotes a smaller,
relatively low cost mill that typically uses steel scrap as its basic raw material and offers a limited range of products. At the Company's Welded and Seamless facilities, steel scrap is melted in electric arc furnaces and poured into continuous casting systems. A hot strip rolling mill converts continuous cast slabs into hot rolled coils at the Welded facility. Hot rolled coils are slit and formed into welded tubular products at two welded pipe-making facilities. At the Seamless facility, billets are reheated to form tube rounds which are pierced and rolled to specific size and wall thickness. The Company believes that its mini-mill operations can produce hot rolled coil (which are used to manufacture welded tubular products) and billets (which are used to manufacture seamless tubular products) at a cost lower than the cost to purchase those items over the term of our markets' cycles.

     In February 1999, the Company completed the installation of a new ultra-high powered AC electric arc furnace at its Welded facility that replaced three older, less efficient furnaces. The new furnace is expected to increase productivity and significantly reduce unit operating costs. As of October, 1999, the furnace was operating at approximately 55% of its expected production capabilities.

     The Welded and Seamless melt shops rated annual capacities are 700,000 tons and 450,000 tons, respectively.
Capacity utilization in fiscal 1999 was 37% for the welded facility and 48% for the Seamless facility.

Raw Materials and Supplies

     The primary raw material used in the energy products segment is steel scrap, which is generated principally from industrial, automotive, demolition, railroad and other steel scrap sources. Steel scrap is purchased by the Company either through scrap brokers or directly in the open market. The long-term demand for steel scrap in the domestic steel industry may increase as steel-makers continue to expand steel scrap-based electric arc furnace and thin slab casting capacities. For the foreseeable future, however, the Company believes that supplies of steel scrap will continue to be available in sufficient quantities at competitive prices. In addition, a number of technologies exist for the processing of iron ore into forms which may be substituted for steel scrap in electric arc furnace-based steel-making operations. Such forms include direct-reduced iron, iron carbide and hot-briquetted iron.


     The Company's melt shop facilities consume significant amounts of electricity. The Company currently purchases its electricity from utility companies located near its mini-mill facilities pursuant to various contracts. The contracts provide for unlimited power demand and discounted rates in return for the utilities' right to periodically curtail service during periods of peak demand. These curtailments are generally limited to a few hours and historically have had a negligible impact on the Company's operations.

Industrial Products Segment - Special Bar Quality Products

General

     The bar product market represents the second largest segment of the steel market. Total fiscal 1999 shipments by domestic producers of hot rolled bar (which include the Company's SBQ products) were approximately 7.4 million tons. Bar products are generally categorized into merchant bar quality products and SBQ products. SBQ products are used for a wide variety of industrial applications including automotive, metal-working fabrication, construction, farm equipment, heavy machinery and trucks and off-road vehicles. The Company competes in relatively small segments of the SBQ market. Unlike the majority of SBQ products, which are primarily used by passenger car manufacturers, heavy SBQ products such as those produced by the Company are primarily used in the manufacture of heavy industrial products.

Special Bar Quality Products

     The Company manufactures products for a specialized niche of the SBQ products market at its Koppel facility in sizes ranging from 2.875 to 6.0 inches in diameter. The Company produces its SBQ products from continuous cast blooms that enable substantial size reduction in the bloom during processing and provides greater strength-to-weight ratios. These SBQ products are primarily used in critical weight-bearing applications such as suspension systems, gear blanks, drive axles for tractors and off-road vehicles, heavy machinery components and hydraulic and pneumatic cylinders. The Company's SBQ products are ISO 9002 certified. The demand for the Company's SBQ products is cyclical in nature and is sensitive to general economic conditions.

Markets and Distribution

     The Company sells its SBQ products to approximately 50 customers located generally within 400 miles of its Koppel, Pennsylvania facilities.

Customers

     The Company sells its SBQ products to service centers, cold finishers, forgers and original equipment manufacturers.

Competition

     The Company competes with a number of SBQ manufacturers, including CSC Industries, Inc., Republic Technologies, Inc., Ispat Inland, Inc., Qualitech, Inc., Mac Steel Division of Quanex Corporation, North Star Steel Company, Inc. and the Timkin Company.

Manufacturing

     The SBQ products mill utilizes the Koppel facility's melt shop to produce 9 inch square blooms. Blooms are reheated and passed through a series of rolls in the bar mill, where they are reshaped into round bars. SBQ products are available in both carbon and alloy grades in sizes measuring 2.875 to 6 inches in diameter. The bar mill's rated annual capacity is 200,000 tons and it operated at 71% of capacity in fiscal 1999.


Industrial Products Segment - Adhesives Products

General

     The Company manufactures custom water-borne, solvent-borne and hot-melt adhesives and footwear finishes. These products are manufactured at plants located in Cincinnati, Ohio and Nashville, Tennessee.

Products and Markets

     The Company maintains approximately 700 active formulae for the manufacture of water-borne, solvent-borne and hot-melt adhesives products and approximately 500 active formulae for the manufacture of footwear finishes. The Company's multiple product lines are used primarily in product assembly applications in the footwear, foam bonding, marine and recreational vehicles, consumer packaging, construction, furniture, and transportation industries. The Company's industrial adhesives products are marketed throughout the United States and Caribbean basin through an in-house sales force as well as independent sales representatives. Products are distributed from the Company's manufacturing sites and a number of public warehouses across the United States and in Puerto Rico.

Competition

     Competition in the industrial adhesives industry includes several major producers, as well as numerous small and mid-sized companies comparable to Imperial. The Company competes on the basis of price, product performance and customer service and believes that its diversity and ability to develop applications to meet customer specific needs allows it to compete effectively with substantially all adhesives producers.

Manufacturing Process

     The Company's adhesives products are manufactured by combining and mixing predetermined quantities of raw materials. The raw materials are measured according to specific formulae and mixed in numerous specially designed industrial mixers. Raw materials are available from multiple sources and consist primarily of petrochemical-based materials. Pricing of raw materials generally follows trends in the petrochemical markets. The physical properties of finished formulae are measured and monitored by a statistical process control system. The Company works closely with its customers to develop adhesives applications designed to meet their specific product requirements.

Environmental Matters

     The Company is subject to federal, state and local environmental laws and regulations, including, among others, the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, the 1990 Amendments to the Clean Air Act and the Clean Water Act, and all regulations promulgated in connection therewith. Such laws and regulations include those concerning the discharge of contaminants as air emissions or waste water effluents and the disposal of solid and/or hazardous wastes, such as electric arc furnace dust. As such, the Company is from time to time involved in administrative and judicial proceedings and administrative inquiries related to environmental matters.

     As with other steel mills in the industry, the Company's steel mini-mills produce dust which contains lead, cadmium and chromium, and is classified as a hazardous waste. The Company currently collects the dust produced by its electric arc furnace operations through emission control systems and contracts with a company for treatment and disposal of the dust at an EPA-approved facility.

     In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at Newport, resulting in the contamination of a quantity of electric arc furnace dust. The Company has contracted with a company to dispose of the dust at an EPA-approved facility. The project is expected to be completed by the second quarter of fiscal 2000. The Company believes disposal costs will not exceed its gross environmental remediation reserves of $5.3 million. In connection with these incidents, the Company has an insurance receivable outstanding of $1.6 million as of September 25, 1999.

     Subject to the uncertainties concerning the storage of the radiation contaminated dust, the Company believes that it is currently in compliance in all material respects with all applicable environmental regulations. The Company cannot predict the level of required capital expenditures or operating costs that may result from compliance with future environmental regulations.

     Capital expenditures for the next twelve months relating to environmental control facilities are expected to be approximately $0.8 million; however, such expenditures could be influenced by new or revised environmental regulations and laws or new information or developments with respect to the Company's operating facilities.

     As of September 25, 1999, the Company had environmental remediation reserves of $5.4 million attributable primarily to the accrued disposal costs for radiation contaminated dust. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Employees

     As of September 25, 1999, the Company had 1,619 employees, of whom 389 were salaried and 1,230 were hourly.
Substantially all of the Company's hourly employees are represented by the United Steelworkers of America under contracts expiring in 2000 for Erlanger; 2001 for Imperial and 2002 for the Welded and Seamless operations.

ITEM 2.   PROPERTIES

     The Company's principal operating properties are listed below. The Company believes its facilities are adequate and suitable for its present level of operations.

Location and Properties

     Energy Products Segment

     Newport, Kentucky - The Company owns approximately 250 acres of real estate upon which is located a melt shop, hot strip mill, two welded pipe mills, a barge facility, machine and fabricating shops and storage and repair facilities aggregating approximately 675,000 square feet, as well as administrative offices. The facilities are also located adjacent to rail lines.

     Tulsa, Oklahoma - The Company leases approximately 36 acres of real estate upon which is located a tubular processing facility. The facility is located at the Tulsa Port of Catoosa where barge facilities are in close proximity. Located on this property are six buildings aggregating approximately 119,000 square feet which house the various finishing operations.

     Koppel, Pennsylvania - The Company owns approximately 160 acres of real estate upon which are located a melt shop, machine and fabricating shops, storage and repair facilities and administrative offices aggregating approximately 500,000 square feet. The facilities are located adjacent to rail lines. The melt shop and administrative offices support the Seamless operations and the industrial products segment for SBQ products.

     Ambridge, Pennsylvania - The Company owns approximately 45 acres of real estate upon which are located a seamless tube making facility and seamless tube finishing facilities aggregating approximately 659,000 square feet. The facilities are located adjacent to rail lines and river barge facilities.

Baytown, Texas - The Company owns approximately 55 acres of real estate upon which are located a tubular processing facility and barge facilities. Located on the property are eight buildings aggregating approximately 82,000 square feet which house the various finishing operations.

     Industrial Products Segment-SBQ

     Koppel, Pennsylvania - The Company owns approximately 67 acres of real estate upon which are located a bar mill, machine and fabricating shops and storage repair facilities aggregating approximately 400,000 feet. The melt shop and administrative offices support the energy products Seamless operations and the SBQ products operations.

     Industrial Products Segment-Adhesives

     Cincinnati, Ohio and Nashville, Tennessee - The Company owns approximately seven acres of property in Cincinnati, Ohio; and 3.1 acres in Nashville, Tennessee for use in its adhesives and finishes operations. The Cincinnati properties contain five buildings aggregating approximately 150,000 square feet. The Nashville property contains one building aggregating approximately 60,000 square feet.

     Other

     Newport, Kentucky - The Company owns approximately 19 acres of partially developed land near Newport, Kentucky, which is held as investment property and is listed for sale.

     Information regarding encumbrances on the Company's properties is included in Note 5 to the Consolidated Financial
Statements of the 1999 Annual Report, and is incorporated herein by reference.


ITEM 3.   LEGAL PROCEEDINGS


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER  MATTERS

     Incorporated herein by reference from the 1999 Annual
Report, "Corporate and Shareholder Information - Stock Market
Information" and "Corporate and Shareholder Information -
Stock Price" and Note 5 to the Consolidated Financial
Statements.

     As of November 29, 1999 there were approximately 229 record holders of Common Stock.


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     Incorporated herein by reference from the 1999 Annual
Report, "Consolidated  Financial Summary".

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND  RESULTS OF  OPERATIONS

     Incorporated herein by reference from the 1999 Annual
Report, "Management's Discussion and Analysis of Financial
Condition and Results of Operations".

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

     Incorporated herein by reference from the 1999 Annual Report, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Notes 4, 5 and 6 to the Consolidated Financial Statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated herein by reference from the 1999 Annual Report, "Consolidated Statements of Operations"; "Consolidated Balance Sheets"; "Consolidated Statements of Cash Flows"; Consolidated Statements of Common Shareholders' Equity"; "Notes to Consolidated Financial Statements"; "Report of Management" and "Report of Independent Public Accountants".


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference from the Proxy under the caption "Proposals of the Board, Item 1 - Election of Directors," "Securities Ownership of Management, footnote
(6)"; "The Board of Directors, Board Committees and Meeting Attendance"; and "Securities Ownership of Management, Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Proxy under the caption "Compensation of Directors"; and "Compensation of Executive Officers".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Incorporated herein by reference from the Proxy under the caption "Securities Ownership of Management" and "Securities Ownership of Certain Beneficial Owners".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Proxy under the caption "Compensation of Executive Officers, Compensation
Committee Interlocks and Insider Participation" and "Certain
Relationships and Related Transactions."


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND
          REPORTS ON FORM  8

          (a)   1.      Consolidated Financial Statements -
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

          (b)      Reports on Form 8-K

           Current Report on Form 8-K dated July 15, 1999 and filed July 16, 1999 reporting under Item 5 the announcement of the appointment of a director.




               Report of Independent Public Accountants
                   on Financial Statement Schedule


To NS Group, Inc.

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in NS Group, Inc. and subsidiaries annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 1, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a) 2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                   /s/Arthur Andersen LLP

Cincinnati, Ohio                   ARTHUR ANDERSEN LLP
November 1, 1999

                    SCHEDULE II


               NS GROUP, INC. AND SUBSIDIARIES

             VALUATION AND QUALIFYING ACCOUNTS

                  (Dollars in thousands)


                                   Reserves Deducted from
                                   Assets in Balance Sheets
                                   Allowance
                                     for          Allowance
                                   Doubtful        for Cash
                                   Accounts(1)    Discounts(1)

BALANCE, September 28, 1996           $   757         $    341
   Additions:
     Charged to costs and expenses      1,050            7,414
   Deductions:
     Net charges of nature for which
     reserves were created             (1,095)         (7,124)

BALANCE, September 27, 1997           $   712         $    631
   Additions:
     Charged to costs and expenses      1,319            5,143
   Deductions:
     Net charges of nature for which
     reserves were created             (1,279)          (5,622)

BALANCE, September 26, 1998           $   752          $   152
   Additions:
      Charged to costs and expenses
   Deductions:                          1,598            2,502
      Net charges of nature for which
      reserves were created            (1,513)          (2,400)

BALANCE, September 25, 1999           $   837          $   254



(1)  Deducted from accounts receivable


                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NS GROUP, INC.

Date: December 10, 1999            By:   /s/John R. Parker
                                   John R. Parker, Vice
                                   President, Treasurer and
                                   Chief Financial Officer


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



Date: December 10, 1999            /s/Clifford R. Borland
                                   Clifford R. Borland
                                   Chief Executive Officer
                                   and Director


Date: December 10, 1999            /s/Rene J. Robichaud
                                   Rene J. Robichaud,
                                   President, Chief Operating
                                   Officer and Director


Date: December 10, 1999            /s/John R. Parker
                                   John R. Parker,
                                   Vice President,
                                   Treasurer and Chief
                                   Financial Officer
                                   (Principal Financial Officer)



Date: December 10, 1999            /s/Thomas J. Depenbrock
                                   Thomas J. Depenbrock
                                   Vice President and
                                   Corporate Controller
                                   (Principal Accounting Officer)



Date: December 10, 1999            /s/Ronald R. Noel
                                   Ronald R. Noel
                                   Vice President and Director



Date: December 10, 1999            /s/Paul C. Borland, Jr.
                                   Paul C. Borland, Jr.,
                                   Director



Date: December 10, 1999            /s/Patrick J. B. Donnelly
                                   Patrick J. B. Donnelly,
                                   Director



Date: December 10, 1999            /s/John B. Lally
                                   John B. Lally, Director



Date: December 10, 1999            /s/R. Glen Mayfield
                                   R. Glen Mayfield, Director




                 INDEX TO EXHIBITS


Number              Description

3.1       Amended and Restated Articles of Incorporation of
Registrant, filed as Exhibit 3.1 to Amendment No. 1 to
Registrants' Form S-1 dated January 17, 1995, File No. 33-
56637, and incorporated herein by this reference

3.2       Amended and restated By-Laws of Registrant, dated
December 4, 1995, filed as Exhibit 3.2 to Company's Form 10-K for the fiscal year ended September 30, 1995, File No. 1-9838, and incorporated herein by this reference

          Exhibit 4.1 through 4.17 were filed as exhibits under their respective Exhibit numbers to the Company's Form
10-Q for the quarterly period ended July 1, 1995, File No. 1-
9838, and are incorporated herein by this reference

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

4.13      ICN Security Agreement between Newport and the
Company

4.14      ICN Security Agreement between Koppel and the
Company

4.15      ICN Security Agreement between Erlanger and the
Company

4.16 Pledge and Security Agreement between the Company and the Trustee

4.17      Subsidiary Guarantee

4.18      Warrant Agreement between the Company and The
Huntington National Bank, as warrant agent, filed as Exhibit
4.22 to the Company's Form 10-Q for the quarterly period ended
July 1, 1995, File No. 1-9838, and incorporated herein by this reference

4.19 Credit Agreement between the Company and Bank of America National Trust and Savings Association, dated July 31, 1998, filed as Exhibit 4.20 to the Company's Form 10-K for the fiscal year ended September 26, 1998, File No. 1-9838, and incorporated herein by this reference; and Amendment No. 1 dated March 25, 1999, filed as Exhibit 4.20 to the Company's Form 10-Q for the quarterly period ended March 27, 1999, File No. 1-9838, and incorporated herein by this reference

10.1      Company's Amended Employee Incentive Stock Option
Plan, filed as Exhibit 10(a) to Company's Form 10-K for the
fiscal year ended September 30, 1989,   File No. 1-9838, and
incorporated herein by this reference*

10.2 Company's Executive Bonus Plan, filed as Schedule B to Exhibit 10.4 to Company's Registration Statement on Form S-
18, File No. 2-90643, and incorporated herein by this reference*

10.3      Company's Non-Qualified Stock Option and Stock
Appreciation Rights Plan of 1988, filed as Exhibit 1 to the
Company's Proxy Statement dated January 13, 1989, File No. 1-
9838, and incorporated herein by this reference*

10.4      Rights Agreement dated November 17, 1998 between the
Company and Registrar and Transfer Company, filed as Exhibit 1 to the Company's Form 8-K dated November 5, 1998, File No. 1-
9838, and incorporated herein by this reference

10.5      Company's 1993 Incentive Stock Option Plan, filed as
Exhibit 1 to the Company's Proxy Statement dated December 22,
1992, File No. 1-9838, and incorporated herein by this reference*

10.6 Registration Rights Agreement dated October 6, 1993 among Kentucky Electric Steel, Inc., NS Group, Inc. and NSub I, Inc. (formerly Kentucky Electric Steel Corporation), filed as Exhibit 10(i) to the Company's Form 10-K for fiscal year
ended September 25, 1993, File No. 1-9383, and    incorporated
herein by this reference

10.7      Form of Warrant dated October 4, 1990, filed as
Exhibit 4.2 to the Company's Form 8-K dated October 18, 1990,
File No. 1-9838, and     incorporated herein by reference; and
First Amendment to Warrant dated September 26, 1992, filed as
Exhibit 4(c) to the Company's Form 10-K for the fiscal year ended September 26, 1992, File No. 1-9838, and incorporated herein by this reference

10.8      Company's Amended and Restated 1995 Stock Option and
Stock Appreciation Rights Plan, filed as Exhibit A to the
Company's Proxy Statement dated December 21, 1998, File No. 1-
9838, and incorporated herein by this reference*

10.9 Form of Change of Control Severance Agreement, filed herewith*

10.10 Form of Salary Continuation Agreement, filed herewith*

10.11     Employment Agreement between the Company and Ren, J.
Robichaud,     dated June 21, 1999, filed herewith*

13        1999 Annual Report to Shareholders (not deemed
"filed" except for portions   which are expressly incorporated
by reference), filed herewith

21        Subsidiaries of Registrant, filed herewith

23        Consent of Independent Public Accountants, filed
herewith

24        Power of Attorney (contained on Signature Page)

27        Financial Data Schedule, filed herewith

27.1      Restated Financial Data Schedule, filed herewith

27.2      Restated Financial Data Schedule, filed herewith

27.3      Restated Financial Data Schedule, filed herewith

99.1      Risk Factors, filed herewith



* Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company participates or is a party.