Form 10-K/A
period 1999-09-25
NS GROUP INC
filed 2000-01-25
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549

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


                               PART II

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

Consolidated Financial Summary

(Dollars in thousands, except per share amounts)

                1999      1998      1997      1996     1995
Summary of
Operations
Net sales     $242,563  $409,855  $481,170  $409,382  $371,352
Operating
income
(loss)         (45,586)    8,693    40,697    12,710     8,147
Operating
income
margin          (18.8)%     2.1%      8.5%      3.1%      2.2%
Income (loss)
before extra-
ordinary items (44,589)    2,427    13,185    (8,944)  (4,835)
Net income
(loss)         (48,426)    3,086     3,929    (8,944) (10,035)
Income (loss)
per diluted
share
before extra-
ordinary items   (2.04)      .10       .88      (.65)    (.35)
Net income
(loss) per
diluted share    (2.22)      .13       .26      (.65)    (.73)
Dividends per
common share         -         -         -         -        -
Weighted average
shares
outstanding -
diluted (000's) 21,852    24,511    14,969    13,809    13,809

Other Financial and Statistical Data
Working
Capital      $  97,573  $147,454  $229,514  $ 84,007   $74,443
Total assets   359,795   419,306   502,899   303,136   300,086
Long-term debt  72,833    76,325    76,424   164,789   166,528
Common
shareholders'
equity         221,152   278,049   275,398    60,218    69,699
Capital
Expenditures    28,401    32,576     7,139     6,510    12,233
Depreciation
and amorti-
zation          21,735    19,238    23,828    20,902    21,311
EBITDA         (21,513)   30,475    59,771    32,614    30,141
Current ratio     2.71      3.77      2.66      2.21      2.30
Debt to total
Capitalization    24.8%     21.5%     21.7%     73.2%    70.5%
Book value per
outstanding
share            10.31     12.10     11.81      4.36      5.05

Product shipments (tons)
Energy
Products       317,000   474,000   616,600   549,500   487,100
Industrial
products -
SBQ            130,500   160,100   152,400   133,700   169,000
Employees        1,619     1,803     1,948     1,774     1,728




                       SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NS GROUP, INC.



Date:  January 25, 2000        By:  /s/Thomas J. Depenbrock
                               Thomas J. Depenbrock
                               Vice President and
                               Corporate Controller