Form 10-Q
period 2000-01-01
NS GROUP INC
filed 2000-02-11
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549



                               Form 10-Q


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      January 1, 2000

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________  to
       _____________

     Commission file number      1-9838

                   NS GROUP, INC.
Exact name of registrant as specified in its charter

    KENTUCKY                               61-0985936
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization          Identification number)

Ninth & Lowell Streets, Newport, Kentucky 41072
(Address of principal executive offices)

Registrant's telephone number, including area code (606) 292-6809

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES     X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value          21,512,049
(Class)                         (Outstanding at
                                 February 4, 2000)



                     NS GROUP, INC.

                         INDEX


PART I    FINANCIAL INFORMATION


Item 1 -  Financial Statements

Condensed Consolidated Statements of Operations         3
Condensed Consolidated Balance Sheets                   4
Condensed Consolidated Statements of Cash Flows         5
Notes to Condensed Consolidated Financial Statements    6

Item 2 -  Management's Discussion and Analysis of
Financial Condition and Results of Operations          11

Item 3 - Quantitative and Qualitative Disclosures
About Market Risk                                      17


PART II   OTHER INFORMATION

Item 1-  Legal Proceedings                             18

Item 6 - Exhibits and Reports on Form 8-K              18



            NS GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED
         JANUARY 1, 2000 AND DECEMBER 26, 1998
        (In thousands, except per share amounts)
                        (Unaudited)


                            January 1,    December 26,
                             2 0 0 0        1 9 9 8

NET SALES                   $  86,626      $  54,269
COST AND EXPENSES
Cost of products sold          90,912         59,407
Selling and administrative
  Expenses                      7,021          6,832

Operating income (loss)       (11,307)       (11,970)

OTHER INCOME (EXPENSE)
Investment income               1,372          1,715
 Interest expense              (3,138)        (2,923)
 Other, net                       176            160

Income (loss) before
  income taxes and
  extraordinary item          (12,897)       (13,018)

PROVISION (CREDIT) FOR
 INCOME TAXES                      37         (2,600)

Income (loss) before
 extraordinary item           (12,934)       (10,418)

EXTRAORDINARY ITEM                  -           (437)

Net income (loss)             (12,934)      $(10,855)

PER COMMON SHARE
 (BASIC and DILUTED)
Income (loss) before
extraordinary item              $(.60)         $(.46)
    Extraordinary item              -           (.02)
    Net income (loss)           $(.60)         $(.48)

WEIGHTED AVERAGE SHARES
OUTSTANDING
 Basic and diluted             21,470         22,709



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



            NS GROUP, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS
      AS OF JANUARY 1, 2000 AND SEPTEMBER 25, 1999
           (Dollars in thousands) (Unaudited)


                                 January 1,  September 25,
CURRENT ASSETS                    2 0 0 0      1 9 9 9
    Cash                        $    1,601     $   1,073
    Short-term investments          19,371        30,032
    Accounts receivable,
    less allowance for doubtful
    accounts of $952 and $837,
    respectively                    40,775        40,924
    Inventories                     65,194        56,659
    Other current assets            25,499        26,093
       Total current assets        152,440       154,781

PROPERTY, PLANT AND EQUIPMENT      333,183       330,477
    Less - accumulated
     Depreciation                 (192,974)     (187,330)
                                   140,209       143,147
LONG-TERM INVESTMENTS               53,505        54,560
OTHER ASSETS                         7,192         7,307

       Total assets               $353,346      $359,795

CURRENT LIABILITIES
    Accounts and notes payable   $  37,097     $  28,923
    Accrued liabilities             26,769        28,087
    Current portion of
      long-term debt                   202           198
       Total current liabilities    64,068        57,208

LONG-TERM DEBT                      72,955        72,833

DEFERRED TAXES                       8,602         8,602

COMMON SHAREHOLDERS' EQUITY
    Common stock, no par value     280,358       280,051
    Treasury stock                 (23,676)      (23,676)
    Common stock options and
      Warrants                         886           896
    Accumulated other
    comprehensive income (loss)     (4,578)       (3,784)
    Accumulated earnings (deficit) (45,269)      (32,335)
       Total common shareholders'
        Equity                     207,721       221,152
          Total liabilities
          and shareholders'
          equity                  $353,346      $359,795



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                NS GROUP, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTH PERIODS ENDED
              JANUARY 1, 2000 AND DECEMBER 26, 1998
               (Dollars in thousands) (Unaudited)


                                   January 1,  December 26,
                                    2 0 0 0      1 9 9 8
CASH FLOWS FROM OPERATING
ACTIVITIES
Net income (loss)                  $(12,934)    $(10,855)
Adjustments to reconcile
 net income (loss)
 to net cash flows from
operating activities:
Depreciation and amortization         5,837        4,783
Amortization of debt discount
 and finance costs                      303          501
Decrease in long-term deferred taxes      -       (2,935)
Loss on sales of investments            149          217
Decrease in accounts receivable, net    149        7,699
Increase in inventories              (8,535)      (3,930)
Decrease in other current assets        594        4,429
Increase (decrease) in accounts
  payable                             8,568       (6,192)
Decrease in accrued liabilities      (1,390)      (2,210)
Net cash flows from operating
Activities                           (7,259)      (8,493)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchases of property, plant and
equipment, net                       (2,761)     (12,629)
Net (purchases) sales of long-term
 Investments                             75      (12,622)
     Increase in other assets           (39)         (91)
Net cash flows from investing
 Activities                          (2,725)     (25,342)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in notes payable              (394)         (80)
Repayments on long-term debt            (62)      (4,531)
Proceeds from issuance of common stock  307           31
Purchases of treasury stock               -       (4,165)
Net cash flows from financing
 Activities                            (149)      (8,745)

Net decrease in cash and
 short-term investments             (10,133)     (42,580)

CASH AND SHORT-TERM INVESTMENTS
 AT BEGINNING OF YEAR                31,105       66,472

CASH AND SHORT-TERM INVESTMENTS
    AT END OF PERIOD               $ 20,972     $ 23,892

Cash paid during the period for:
 Interest                               $26      $   181
 Income taxes, net of refunds           $33      $(3,265)


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


          NS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited)


Note 1:  Summary of Significant Accounting Policies

     Basis of Presentation

     The condensed consolidated financial statement include the accounts of NS Group, Inc. and its wholly-owned subsidiaries (the Company): Newport Steel Corporation (Newport), Koppel Steel Corporation (Koppel), Erlanger Tubular Corporation (Erlanger), Imperial Adhesives, Inc. (Imperial) and Northern Kentucky Management, Inc. All significant intercompany balances and transactions have been eliminated.

     The accompanying information reflects, in the opinion of management, all adjustments (which consist of only normal recurring adjustments) necessary to present fairly the results for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Reference should be made to NS Group, Inc.'s Form 10-K for the fiscal year ended September 25, 1999 for additional footnote disclosure, including a summary of significant accounting policies.

     Earnings Per Share

     Basic earnings per share is computed by dividing net income
(loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities that could result in additional common shares being issued which, for the Company, are comprised of stock options and warrants only.

     Securities that could potentially result in dilution of basic EPS through the issuance of 2.4 million shares of the Company's common stock were not included in the computation of diluted EPS in the first quarter of fiscal 2000 because they were antidilutive.

     Fiscal Year-End

     The Company's fiscal year ends on the last Saturday of September. The first quarter of fiscal 2000 and 1999 are 14 and 13 week periods, respectively.

Note 2:  Comprehensive Income

     The Company's other comprehensive income currently consists solely of unrealized gains/losses on available for sale securities. Comprehensive income was as follows (000's):

                                   Three Months Ended
                                January 1,     December 26,
                                  2000            1998
       Net income (loss)        $(12,934)       $(10,855)
       Unrealized gains (losses)
        on available for sale
        securities                  (794)            556
       Comprehensive income
         (loss)                 $(13,728)       $(10,299)



Note 3:  Business Segment Information

     The Company has three reportable segments. The Company's energy products segment consists primarily of (i) welded and seamless tubular goods used primarily in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); and (ii) line pipe used in the transmission of oil, natural gas and other fluids. The energy products segment reflects the aggregation of two business units which have similar products and services, manufacturing processes, customers and distribution channels and is consistent with both internal management reporting and resource and budgetary allocations. The Company's industrial products segment for special bar quality (SBQ) products consists of SBQ products used primarily in the manufacture of heavy industrial equipment. The Company's industrial products segment for adhesives products consists of industrial adhesives products used in various product assembly applications.

     The Company evaluates performance and allocates resources on operating income before interest and income taxes. The accounting policies of the reportable segments are the same as those of the Company. Corporate assets include primarily cash, investments and income tax assets. Corporate allocations include primarily corporate general and administrative overhead costs.

     The operations of all segments are conducted principally in the United States. The Company grants trade credit to customers, the most significant of which are distributors serving the oil and natural gas exploration and production industries which purchase tubular steel products from the energy products segment. The following table sets forth selected financial information by reportable business segment.


(In thousands)
Three Months Ended
January 1, 2000

                       Operating          Depreciation
                 Net    Income    Total       and        Capital
                Sales   (Loss)   Assets  Amortization Expenditures
Energy
products
segment       $60,903  $(8,753) $208,458    $4,622      $  2,500
Industrial
products
segment-SBQ    14,439   (1,730)   39,426     1,067           467
Industrial
products
segment -
Adhesives      11,284      295    15,207       148             5
Corporate
assets and
allocations         -   (1,119)   90,255         -             -
Total
Consolidated  $86,626 $(11,307) $353,346    $5,837      $  2,972

Three Months Ended
December 26, 1998
Energy
products
segment      $30,204   $(9,799) $203,914    $3,699       $11,805
Industrial
products
segment-SBQ   13,035    (1,820)   42,071       930           779
Industrial
products
segment -
Adhesives     11,030       519    14,544       154            45
Corporate
assets and
allocations        -      (870)  128,078         -             -
Total
Consolidated $54,269  $(11,970) $388,607    $4,783       $12,629



Note 4:  Inventories

     Inventories are stated at the lower of FIFO (first-in, first-out) cost or market, or the lower of average cost or market. At
January 1, 2000 and September 25, 1999, inventories consisted of the following components ($000's):


                                      January 1,  September 25,
                                       2 0 0 0       1 9 9 9
  Raw materials                        $11,011      $  9,707
  Semi-finished and finished goods      54,183        46,952
                                       $65,194       $56,659


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

     In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at our Newport facilities, resulting in the contamination of a quantity of electric arc furnace dust. The Company has contracted with a company to dispose of the dust at an EPA-approved facility.

     The Company believes that it is currently in compliance in all material respects with all applicable environmental regulations. The Company cannot predict the level of required capital expenditures or operating costs that may result from future environmental regulations.


     Capital expenditures for the next twelve months relating to environmental control facilities are expected to be approximately $0.8 million. Such expenditures could be influenced by new or revised environmental regulations and laws or new information or developments with respect to the Company's operating facilities.

     As of January 1, 2000, the Company had environmental remediation reserves of $3.5 million attributable primarily to accrued disposal costs for radiation contaminated dust. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

                                         January 1, September 25,
                                          2 0 0 0     1 9 9 9
                                              (In thousands)
          Current assets                   $123,145    $115,172
          Non-current assets                145,272     148,858

          Current liabilities                54,744      50,357

          Payable to parent                $203,242    $192,090
          Other non-current liabilities       1,118       1,184
           Total non-current liabilities   $204,360    $193,274


                                             Three Months Ended
                                        January 1,   December 26,
                                         2 0 0 0        1 9 9 8
                                               (In thousands)
         Net sales                         $ 86,626    $ 54,269
         Gross profit (loss)               $ (4,286)   $ (5,138)
         Net income (loss)                 $(14,409)   $(11,165)


NS GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     We make forward-looking statements in this report which represent our expectations or beliefs about future events and financial performance. You can identify these statements by forward-looking words such as "expect", "believe", "anticipate", "goal", "plan", "intend", "estimate", "may", "will", or similar words. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including:

     -  Oil and gas price volatility
     - The level and cyclicality of domestic and worldwide oil and natural gas drilling
     -  Industry-wide inventory levels and their fluctuations
     -  The level of imports
     -  Steel scrap price volatility
     -  General economic conditions
     - Those discussed in Exhibit 99.1 of the Company's Annual Report on Form 10-K for its fiscal year ended September 25, 1999.

     The forward-looking events discussed in this report might not occur and actual results could differ materially from those suggested by the forward-looking statements. Accordingly, you should not place undue reliance on these statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether the result of new information, future events or otherwise.

     For a more complete understanding of our business activities and financial results, you should read the following analysis of financial condition and results of operations together with the unaudited condensed consolidated financial statements included in this report.

General

     We conduct our business within three business segments:

     -  The energy products segment
     -  The industrial products segment - special bar quality(SBQ)
     -  The industrial products segment - adhesives products

     Our energy products include welded and seamless tubular goods, primarily used in oil and natural gas drilling and production operations, referred to as oil country tubular goods, or OCTG. We also produce welded and seamless line pipe products used in the transmission of oil, natural gas and other fluids. We also produce a limited amount of other tubular products and hot rolled coils.

     Our industrial products segment - special bar quality, or SBQ, includes products used in a variety of industrial applications such as farm equipment, heavy machinery, construction and off-road vehicles.

     Our adhesives products are used in a variety of industrial product assembly applications and footwear finishes.

     You should read Note 3 to the unaudited condensed consolidated financial statements included in this report for selected financial information by business segment.

Results of Operations

     Demand for our OCTG products is cyclical in nature and is dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is, among other things, dependent on the current and anticipated prices for oil and natural gas. Also, shipments by domestic producers of OCTG products may be positively or negatively affected by the amount of inventory held by producers, distributors and end users, as well as the amount of foreign imports of OCTG products.

     Demand for our OCTG products began to rise in the first quarter of fiscal 2000 as increasing oil and natural gas prices led to an increase in domestic drilling activity. The average number of oil and natural gas drilling rigs in operation in the United States, which is referred to as "rig count", rose to 772 in the first quarter of fiscal 2000, compared to 692 in the first quarter of fiscal 1999 and 602 for all of fiscal 1999. The increased drilling activity has also had a positive impact on the excessive industry-wide tubular inventory situation which developed during fiscal 1999. While market conditions have improved and remain positive, we incurred operating losses in the first quarter of fiscal 2000 due to a slow recovery in pricing for OCTG products and operating inefficiencies related to our new electric arc furnace. We expect continued improvement in OCTG pricing and operating efficiencies, resulting in improved operating results, particularly in the second half of fiscal 2000.


     NS Group's net sales, gross profit (loss), operating income
(loss) and tons shipped by business segment for the three months ended January 1, 2000 and December 26, 1998 are summarized in the following table. The first quarters of fiscal 2000 and 1999 are 14 and 13 week periods, respectively. As such, the increases and decreases in operating results for the quarterly comparative periods, as discussed below, were partially attributable to the additional week of operations in the first quarter of fiscal 2000.

                                             Three Months Ended
                                          January 1,  December 26,
                                            2 0 0 0      1 9 9 8
                                           (Dollars in thousands)
Net sales
    Energy products segment                   $ 60,903   $ 30,204
    Industrial products segment - SBQ           14,439     13,035
    Industrial products segment - Adhesives     11,284     11,030
                                              $ 86,626   $ 54,269

Gross profit (loss)
    Energy products segment                   $ (6,277)  $ (7,469)
    Industrial products segment - SBQ           (1,041)      (845)
    Industrial products segment - Adhesives      3,032      3,176
                                              $ (4,286)  $ (5,138)

Operating income (loss)
    Energy products segment                  $  (8,753)  $ (9,799)
    Industrial products segment - SBQ           (1,730     (1,820)
    Industrial products segment - Adhesives        295        519
                                               (10,188    (11,100)
    Corporate allocations                       (1,119)      (870)
                                              $(11,307)  $(11,970)


Tons shipped
    Energy products segment:
      Welded tubular products                  100,300     44,100
      Seamless tubular products                 32,400     13,300
      Other                                        400      1,200
    Industrial products segment - SBQ           36,300     29,500
                                               169,400     88,100

     Net sales in the first quarter of fiscal 2000 were $86.6 million, an increase of 59.6% from the first quarter of fiscal
1999. Virtually all of the increase was attributable to our energy products segment.

     Energy product segment sales were $60.9 million, an increase of 101.6% from the first quarter of fiscal 1999. Shipments of energy products were 133,100 tons, an increase of 127.5% from the comparable prior year period. The increase was substantially the result of increased OCTG shipments as rig count steadily increased during the first quarter of fiscal 2000. The average selling price for our welded and seamless tubular products was $382 and $689 per ton, respectively, a decrease of 12.2% and 12.7%, respectively, from the comparable quarter of a year ago. Based on our backlog, average selling prices for the second quarter of fiscal 2000 will not rise as rapidly as shipment volumes would indicate. However, with continued strength in the energy markets, we expect selling prices to improve significantly in the second half of fiscal 2000.

     Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from certain foreign countries in response to antidumping and countervailing duty cases filed by several U.S. steel companies. The duties primarily pertain to the import of seamless OCTG products and are subject to annual review by the U.S. Department of Commerce through 2000. Also, in fiscal 1999, we joined with certain other line pipe producers to file petitions with the U.S. government to seek relief from imports of welded and seamless line pipe products. While these duties and actions have reduced such imports, we can not predict the U.S. government's actions regarding these petitions or any other future actions regarding import duties or other trade restrictions on imports of OCTG and line pipe products.

     Industrial products segments - SBQ products sales were $14.4 million, an increase of 10.8% from the first quarter of fiscal 1999. SBQ product shipments of 36,300 tons increased 23.1% from the comparable prior year period. The average selling price for SBQ product was $398 per ton, a decline of 10.0% from the comparable period in fiscal 1999. The decrease was primarily attributable to a very competitive marketplace for SBQ products.

     Industrial products segment - Adhesives product sales were $11.3 million, a 2.3% increase from the fiscal 1999 first quarter on a similar increase in sales volume.

     The energy products segment recorded a gross loss and operating loss of $6.3 million and $8.8 million, respectively, compared to a gross loss of $7.5 million and an operating loss of $9.8 million in the first quarter of fiscal 1999. Although sales and production volumes increased significantly from the prior fiscal year first quarter, our gross loss and operating loss improved by only $1.2 million and $1.0 million, respectively, due primarily to lower average selling prices and higher steel scrap costs versus the prior fiscal year first quarter. Our combined pipe mill capacity utilization was 85% in the current period compared to 33% in the first quarter of fiscal 1999.

     Selling, general and administrative expense for the energy products segment increased slightly from the first quarter of fiscal 1999, but due to the significant increase in sales it decreased to 5.3% of sales from 9.5% of sales in the comparable fiscal 1999 period.

     Our new electric arc furnace at our Newport operations performed at 53% of rated capacity in the fiscal 2000 first quarter, well below our expectations. We expect its performance to improve significantly in the second quarter of fiscal 2000. Capacity utilization was over 61% for the month of January.

     The industrial products segment - SBQ products had a gross loss of $1.0 million and an operating loss of $1.7 million in the first quarter of fiscal 2000 compared to a gross loss and operating loss of $0.8 million and $1.8 million, respectively, for the comparable prior year period. For the first quarter of fiscal 2000, the results reflect a decline in average selling price and an increase in shipments over the prior year comparable period. Selling general and administrative expense for the SBQ products business decreased as a percent of sales from 9.2% in the first quarter of fiscal 1999 to 6.1% in the current quarter due to the increase in sales.

     The industrial products segment - adhesives products gross profit decreased $0.1 million and operating income decreased $0.2 million as competitive pricing pressures resulted in lower margins. Selling, general and administrative expense increased as a percent of sales to 26.0% compared to 24.9% in the comparable prior year period.

     Investment income decreased $0.3 million from the first quarter of fiscal 1999 due primarily to a decrease in average invested cash and investment balances. Interest expense increased $0.2 million due primarily to the 14 week period in fiscal 2000 compared to a 13 week period in the first quarter of fiscal 1999.

     We exhausted our federal income tax refund capability in fiscal 1999, and as such, tax benefits from any operating losses are offset by valuation allowances resulting in no net federal tax benefit being recorded for losses. All recorded amounts for income taxes in fiscal 2000 represent state and local income taxes.

     As a result of the above factors, we reported a net loss of $12.9 million, or a $0.60 loss per basic and diluted share, in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 net loss of $10.9 million, or a $0.48 loss per basic and diluted share.

Liquidity and Capital Resources

     Working capital at January 1, 2000 was $88.4 million compared to $97.6 million at September 25, 1999. The decline in working capital was primarily the result of a reduction in short-term investments which were used primarily to fund operating losses. The current ratio was 2.4 to 1 at January 1, 2000 compared to 2.7 to 1 at September 25, 1999. At January 1, 2000, we had cash and investments totaling $74.5 million and had no advances against our $50 million revolving credit facility.

     Net cash flows from operating activities were a net use of $7.3 million in the first quarter of fiscal 2000. We recorded a net loss of $12.9 million in the first quarter of fiscal 2000 compared to a net loss of $10.9 million in the comparable fiscal 1999 period. Major sources of cash from operating activities in the first quarter of fiscal 2000 included $5.8 million in non-cash depreciation and amortization charges and an $8.6 million increase in accounts payable due to an increase in business activity. The major uses of cash in operating activities included an $8.5 million increase in inventories due to the increase in business activity and a $1.3 million decrease in accrued liabilities primarily due to payment of accrued costs associated with environmental liabilities.

     Major sources of cash from operating activities in the first quarter of fiscal 1999 included $5.3 million in non-cash depreciation and amortization charges; a $7.7 million decrease in accounts receivable resulting from the decline in business activity; and a $4.4 million decrease in other current assets which resulted primarily from the receipt of refundable federal income taxes. During the fiscal 1999 first quarter, inventories increased $3.9 million as steel scrap inventories were increased to take advantage of favorable market prices. Accounts payable decreased $6.2 million as a result of the decline in business activity.

     We made capital investments totaling $3.0 million in the first quarter of fiscal 2000, primarily in the energy products segment. We currently estimate that capital spending for the remaining nine months of fiscal 2000 will be approximately $13.6 million.

     Our fiscal 2000 first quarter financing activities included the use of $0.5 million to repay notes payable and long-term debt and the receipt of $0.3 million from the issuance of common stock.

     Earnings before net interest expense, taxes, depreciation and amortization (EBITDA) were a negative $5.3 million in the first quarter of fiscal 2000 compared to a negative $7.0 million for the first quarter of fiscal 1999. EBITDA is calculated as income before extraordinary items plus net interest expense, taxes, depreciation and amortization. EBITDA provides additional information for determining our ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance, as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

     We believe that our current available cash and investments, our cash flow from operations and our borrowing sources will be sufficient to meet anticipated operating cash requirements, including capital expenditures, for at least the next twelve months.

Year 2000 Readiness Disclosure

     Total costs associated with the successful completion of our Year 2000 readiness efforts approximated $3.8 million. Although we believe we successfully avoided any significant disruptions from the Year 2000 issue relating to the century rollover, we will continue to monitor all critical systems for any delayed complications, problems relating to the leap year and problems arising from our suppliers, customers, and other third parties.

Other Matters

     You should read Note 5 to the notes to condensed consolidated financial statements for information pertaining to commitments and contingencies.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our long-term investments and long-term debt, all of which are for other than trading purposes, are subject to interest rate risk. We utilize professional investment advisors and consider our net interest rate risk when selecting the type and maturity of securities to purchase for our portfolio. Other factors considered include, but are not limited to, the timing of the expected need for the funds invested and the repricing and credit risks of the securities.

PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings

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


                                   NS GROUP, INC.



Date:   February 7, 2000         By:  /s/Rene J. Robichaud
                                      Rene J. Robichaud
                                      President



Date:   February 7, 2000         By:  /s/John R. Parker
                                      John R. Parker
                                      Vice President and Treasurer



INDEX TO EXHIBITS


Number    Description

  3.1     Amended and Restated Articles of Incorporation of
Registrant, filed as Exhibit 3.1 to Amendment No. 1 to
Registrant's Form S-1 dated January 17, 1995, File No. 33-56637, and incorporated herein by this reference

  3.2  Amended and Restated By-Laws of Registrant, dated
  November 4, 1999, filed herewith

  27      Financial Data Schedule