Form 10-K/A
period 1999-09-25
NS GROUP INC
filed 2000-04-18
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549

                        FORM 10-K/A
                      AMENDMENT NO. 2

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

                         PART II

The undersigned registrant hereby amends its Form 10-K for the fiscal year ended September 25, 1999. The amendment restates the accounting and reporting for the Company's abandonment of certain equipment in the first quarter of fiscal 1999. The effect of the restatement is to (1) decrease fourth quarter and fiscal year 1998 cost of sales by $1.5 million, with a corresponding increase in first quarter and fiscal year 1999 cost of sales and (2) increase fourth quarter and fiscal year 1998 tax provision by $0.6 million, with a corresponding decrease in first quarter and fiscal year 1999 tax provision.


ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

Consolidated Financial Summary

(Dollars in thousands, except per share amounts)

                1999      1998      1997      1996     1995
Summary of
Operations
Net sales     $242,563  $409,855  $481,170  $409,382  $371,352
Operating
income
(loss)         (47,128)   10,236    40,697    12,710     8,147
Operating
income
margin          (19.4)%     2.5%      8.5%      3.1%      2.2%
Income (loss)
before extra-
ordinary items (45,553)    3,391    13,185    (8,944)  (4,835)
Net income
(loss)         (49,390)    4,050     3,929    (8,944) (10,035)
Income (loss)
per diluted
share
before extra-
ordinary items   (2.08)      .14       .88      (.65)    (.35)
Net income
(loss) per
diluted share    (2.26)      .17       .26      (.65)    (.73)
Dividends per
common share         -         -         -         -        -
Weighted average
shares
outstanding -
diluted (000's) 21,852    24,511    14,969    13,809    13,809

Other Financial and Statistical Data
Working
Capital      $  97,573  $147,454  $229,514  $ 84,007   $74,443
Total assets   359,795   420,849   502,899   303,136   300,086
Long-term debt  72,833    76,325    76,424   164,789   166,528
Common
shareholders'
equity         221,152   279,013   275,398    60,218    69,699
Capital
Expenditures    28,401    32,576     7,139     6,510    12,233
Depreciation
and amorti-
zation          23,278    20,910    23,828    20,902    21,311
EBITDA         (21,513)   30,475    59,771    32,614    30,141
Current ratio     2.71      3.77      2.66      2.21      2.30
Debt to total
Capitalization    24.8%     21.5%     21.7%     73.2%    70.5%
Book value per
outstanding
share            10.31     12.14     11.81      4.36      5.05

Product shipments (tons)
Energy
Products       317,000   474,000   616,600   549,500   487,100
Industrial
products -
SBQ            130,500   160,100   152,400   133,700   169,000
Employees        1,619     1,803     1,948     1,774     1,728


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

We make forward-looking statements in this report which represent our expectations or beliefs about future events and financial performance. You can identify these statements by forward-looking words such as "expect," "believe," "anticipate," "goal," "plan," "intend," "estimate," "may," "will" or similar words. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including:

*   oil and gas price volatility;
* the level and cyclicality of domestic and worldwide oil and natural gas drilling;
*   fluctuations in industry-wide inventory
     levels;
*   domestic and foreign competitive
     pressures;
* the level of imports and the presence or absence of governmentally imposed trade restrictions;
*   manufacturing efficiencies;
*   steel scrap price volatility;
*   costs of compliance with environmental
     regulations;
*   asserted and unasserted claims;
*   general economic conditions;
*   our ability and the ability of entities
     with which we do business to modify or
     redesign our and their computer
     systems to work properly in the year
     2000; and
*   those other risks and uncertainties
     described under "Risk Factors"
     included in Exhibit 99.1 of our Form
     10-K for the fiscal year ended
     September 25, 1999.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. In addition, actual results could differ materially from those suggested by the forward-looking statements.
Accordingly, you should not place undue reliance on the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether the result of new information, future events or otherwise.

For a more complete understanding of our business activities and financial results, you should read the following analysis of financial condition and results of operations together with the audited financial statements included in this report.

General

We conduct our business within three business segments, which are as follows:

The energy products segment

Our products include tubular steel products that are used in the energy industry. These products include welded and seamless tubular goods, primarily used in oil and natural gas drilling and production operations. These products are referred to as oil country tubular goods, or OCTG. We also produce welded and seamless line pipe products which are used in the transmission of oil, natural gas and other fluids. We also produce a limited amount of other products, including standard pipe, piling and hot rolled coil.

The industrial products segment - special bar quality products.

Our products include special bar quality products, or SBQ.
These products are used for a wide variety of industrial applications, including:

*   farm equipment
*   metal-working fabrication
*   heavy machinery
*   construction
*   off-road vehicles
*   automotive
*   oil field tools and supplies

-    The industrial products segment-adhesives products.

Our products include custom water-borne, solvent-borne and hot-melt adhesives as well as footwear finishes. These products are used in numerous industrial product assembly applications.

You should read Note 2 to the audited financial statements included in this report for selected financial information by business segment.

Results of Operations

Overview

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

Demand for our OCTG products began to decline in the second half of fiscal 1998 and continued to decline significantly in fiscal 1999. Significant declines in oil and natural gas prices led to a decline in drilling activity in the United States throughout most of fiscal 1999. This decline resulted in excessive industry-wide tubular inventories, which further negatively affected our OCTG business. The average number of oil and natural gas drilling rigs in operation in the United States, which is referred to as "rig count", fell as low as 488 in April 1999, the lowest level in NS Group's 18 year history. For all of fiscal 1999, the average rig count was 602, also the lowest level in NS Group's history. By comparison, the average rig count was 905 for fiscal 1998.

The market conditions described above negatively affected our industry during the latter half of fiscal 1998 and fiscal 1999. Our business experience indicates that oil and natural gas prices are volatile and can have a substantial effect upon drilling levels and resulting demand for our energy related products. Oil and gas prices and drilling activity began to improve in the fourth quarter of fiscal 1999, and have continued to improve into fiscal 2000. However, the timing and extent of such recovery is uncertain and we expect to incur operating losses in the energy products segment during the first half of fiscal 2000.

NS Group's net sales, gross profit (loss), operating income
(loss) and tons shipped by business segment for fiscal 1999, 1998 and 1997 are summarized in the following table.

(dollars in thousands)           1999       1998     1997
Net sales
Energy products segment       $144,151   $296,690 $372,727
Industrial products
  segment SBQ                   54,728     72,603   67,502
Industrial products
  segment Adhesives             43,684     40,562   40,941
                              $242,563   $409,855 $481,170

Gross profit (loss)
Energy products segment       $(32,924)  $ 20,588 $ 50,754
Industrial products
   segment SBQ                     463      6,942    6,670
Industrial products segment
   Adhesives                    12,175     11,004   10,630
                              $(20,286)  $ 38,534 $ 68,054

Operating income (loss)
Energy products segment       $(42,854)  $  9,116 $ 39,243
Industrial products
      segment SBQ               (2,707)     4,074    4,246
Industrial products
    segment Adhesives            2,179      2,302    1,799
                               (43,382)    15,492   45,288
Corporate allocations           (3,746)    (5,256)  (4,591)
                              $(47,128)   $10,236  $40,697

Tons shipped
Energy products segment        317,000    474,000  616,600
Industrial products
      segment SBQ              130,500    160,100  152,400
                               447,500    634,100  769,000


Fiscal Year 1999 Compared to Fiscal Year 1998

Total net sales in fiscal 1999 were $242.6 million, a decrease of 40.8% from fiscal 1998. The decline in net sales was attributable primarily to our energy products segment and secondarily to our SBQ products business.

Energy product segment sales in fiscal 1999 were $144.2 million, a decrease of 51.4% from fiscal 1998. Energy product segment shipments of 317,000 tons declined 33.1% from fiscal 1998. The decrease was substantially attributable to a decline in OCTG shipments, which resulted from the declining rig count as well as excessive levels of industry inventory. The average selling price for our welded tubular products was $382 per ton, a decrease of 25.0% from fiscal 1998. The average selling price for our seamless tubular products was $740 per ton, a decrease of 16.6% from fiscal 1998. The decrease in average selling price was due primarily to the market conditions discussed above and a change in mix to lower priced products.

Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from certain foreign countries in response to antidumping and countervailing duty cases filed by several U.S. steel companies. The duties primarily pertain to the import of seamless OCTG products and are subject to annual review by the U.S. Department of Commerce through 2000. Also, in fiscal 1999, we joined with certain other line pipe producers to file petitions with the U.S. government to seek relief from imports of welded and seamless line pipe products. While these duties and actions have reduced such imports, we cannot predict the U.S. government's actions regarding these petitions or any other future actions regarding import duties or other trade restrictions on imports of OCTG and line pipe products.

Industrial products segment - SBQ product sales in fiscal 1999 were $54.7 million, a decrease of 24.6% from fiscal 1998.
SBQ product shipments of 130,500 tons declined 18.5% from fiscal 1998. The average selling price for SBQ product was $419 per ton, a decline of 7.7% from fiscal 1998. The decrease in shipments and average selling price was primarily attributable to heightened competition resulting from new entrants to the SBQ marketplace.

Industrial products segment - adhesives product sales in fiscal 1999 were $43.7 million, an increase of 7.7% from fiscal 1998, primarily as a result of an increase in sales volume of 8.3%.

The significant decline in shipments and average selling prices resulted in a gross loss of $32.9 million and an operating loss of $42.9 million for the energy products segment. This compares to gross profit of $20.6 million and operating income of $9.1 million in fiscal 1998. Fiscal 1999 results were also negatively impacted by lower operating efficiencies that resulted from significantly reduced operating levels, which was brought about by poor market demand for our energy products. Our combined melt shop capacity utilization was 41% in fiscal 1999 compared to 59% in fiscal 1998. Our combined pipe mill capacity utilization was 37% in fiscal 1999 compared to 57% in fiscal 1998. In addition, our operating costs were negatively affected in fiscal 1999 by a six week shutdown at the melt shop of our welded tubular product facility for final installation of a new electric arc furnace and subsequent start-up costs associated with the furnace. As of October 1999, the furnace was operating at approximately 55% of its expected production capabilities. Selling, general and administrative expense for the energy products segment declined 21.1% from fiscal 1998 due to reductions in employment costs and selling related expenses. However, due to the significant decline in sales as discussed above, selling, general and administrative expense increased as a percentage of sales from 5.2% in fiscal 1998 to 8.4% in fiscal 1999.

The industrial products segment - SBQ products had a gross profit of $0.5 million and an operating loss of $2.7 million in fiscal 1999 compared to a gross profit of $6.9 million and operating profit of $4.1 million in fiscal 1998. The decrease in gross profit and operating income were due primarily to the decline in average selling price and secondarily to the decrease in shipments. Selling, general and administrative expense for the SBQ products business increased as a percent of sales from 5.2% in fiscal 1998 to 7.6% in fiscal 1999, due to the decline in sales as discussed above.

The industrial products segment - adhesives products gross profit increased $1.2 million and operating income decreased $0.1 million from fiscal 1998. The increase in gross profit was attributable to improved sales volume. Selling, general and administrative expense increased $1.4 million and also increased as a percent of sales from 22.5% in fiscal 1998 to 24.2% in fiscal 1999. The increases were primarily the result of increased investment in sales personnel to support future increases in sales.

Investment income decreased $2.5 million from fiscal 1998 due primarily to a decrease in average invested cash and investment balances. Interest expense decreased $1.1 million from fiscal 1998 due to decreases in long-term debt obligations. Other income, net was $3.5 million in fiscal 1999 and included a $2.8 million favorable claim settlement with our electrode suppliers relating to purchases from several prior years.

Our combined federal and state effective tax rate for fiscal 1999 was a benefit of 7.6%. Our tax loss benefits were limited to available refunds for taxes paid in previous periods at the alternative minimum tax rate. We exhausted our refund capability in fiscal 1999, and as such, tax benefits from any future operating losses will likely be offset by valuation allowances resulting in no net tax benefits being recorded for losses.

In the second quarter of fiscal 1999, we recorded an additional $4.3 million in disposal costs as well as additional expected insurance recoveries of $0.9 million in connection with ongoing efforts to dispose of radiation contaminated dust generated at our welded tubular products facility in 1993. These amounts were recorded as an extraordinary charge of $3.4 million, with no income tax benefit.

In the first quarter of fiscal 1999, we incurred prepayment costs and wrote off unamortized debt issuance costs in connection with the early retirement of $4.0 million principal amount of long-term indebtedness, resulting in an extraordinary charge of $0.4 million, net of applicable income tax benefit of $0.1 million.

As a result of the above factors, we reported a net loss of $49.4 million, or a $2.26 loss per basic and diluted share, in fiscal 1999 compared to net income of $4.1 million, or $.17 per basic and diluted share, in fiscal 1998. Weighted average shares outstanding decreased for the comparable periods as a result of our common stock buyback program that was completed in the second quarter of fiscal 1999.

Fiscal Year 1998 Compared to Fiscal Year 1997

Total net sales for fiscal 1998 were $409.9 million, a decrease of 14.8% from fiscal 1997. The decline in net sales was solely attributable to our energy products segment.

Energy products segment sales were $296.7 million for 1998, a decrease of 20.4% from fiscal 1997. Energy product segment shipments of 474,000 tons declined 23.1% from fiscal 1997.
The average selling price for our welded tubular products was $509 per ton for fiscal 1998, a 1.2% increase from fiscal 1997. The average selling price for our seamless tubular products for fiscal 1998 was $887 per ton, virtually unchanged from fiscal 1997. The decline in shipments and net sales resulted from the precipitous drop in rig count that occurred in the second half of fiscal 1998. While the rig count for all of fiscal 1998 of 905 was virtually unchanged from fiscal 1997, rig count fell by over 200 rigs, from a high of 997 in the first quarter of fiscal 1998, to a low of 794 in the fourth fiscal quarter.

Industrial products segment - SBQ product sales in fiscal 1998 were $72.6 million, an increase of 7.6% from fiscal 1997. SBQ product shipments of 160,100 tons increased 5.1%. The average selling price for SBQ products increased 2.5% from fiscal 1997.

Industrial products segment - adhesives products sales in fiscal 1998 were $40.6 million, virtually unchanged from fiscal 1997.

Gross profit for fiscal 1998 decreased 43.4% from fiscal 1997 to $38.5 million. Operating income for fiscal 1998 decreased
$30.5 million from fiscal 1997, to $10.2 million. The decline in gross profit and operating income were entirely attributable to the energy products segment.

The decreases in energy product segment gross profit and operating income were due to the decline in shipments of OCTG products as well as lower operating efficiencies resulting from reduced production levels. In addition, we incurred accelerated depreciation charges of $1.6 million in fiscal 1998 related to the planned abandonment of three electric arc furnaces that were subsequently replaced with new equipment in the first quarter of fiscal 1999.

Investment income in fiscal 1998 increased $7.3 million from fiscal 1997 and interest expense decreased $11.6 million for the same period. The increase in investment income and the decrease in interest expense was the result of increased average cash and investment balances and a decrease in long-term debt obligations, respectively, which resulted from our September 1997 public offering and related retirement of long-term debt.

Other income, net was $0.5 million in fiscal 1998 compared to $1.5 million in fiscal 1997. Both years included gains from the sales of certain development property and settlement of insurance claims.

Our combined federal and state effective tax rate for fiscal
1998 was 47.4%. This rate exceeds the combined statutory tax rates because we recorded additional valuation allowances for deferred tax assets.

As a result of the above factors, we reported fiscal 1998 income before extraordinary item of $3.4 million, or $.14 per basic and diluted share, compared to income before extraordinary item of $13.2 million, or $.93 per basic share
($.88 diluted), in fiscal 1997.

In connection with an environmental contingency matter provided for as an extraordinary charge in previous years, we recorded an extraordinary credit of $0.7 million, net of applicable income taxes of $0.3 million, or $.03 per basic and diluted share, in fiscal 1998.

Liquidity and Capital Resources

Working capital at September 25, 1999 was $97.6 million compared to $147.5 million at September 26, 1998. The decline in working capital was primarily the result of a reduction in short-term investments which were used to fund operating losses, make investments in property, plant and equipment, retire long-term debt and repurchase common stock. The current ratio was 2.7 to 1 at September 25, 1999 compared to
3.8 to 1 at September 26, 1998. At September 25, 1999, we had cash and investments totaling $85.7 million and had no advances against our $50 million revolving credit facility.

Net cash flows from operating activities were a net use of
$14.5 million in fiscal 1999.   We recorded a net loss of
$49.4 million in fiscal 1999. Major sources of cash from operating activities in fiscal 1999 included $23.3 million in non-cash depreciation and amortization charges; a $9.4 million decrease in inventory resulting from the decline in business activity; a $4.8 million decrease in other current assets which resulted primarily from the receipt of refundable federal income taxes; and a $3.8 million increase in accrued liabilities and other due, in part, to an increase in estimated costs associated with environmental liabilities. Accounts receivable increased $3.6 million as a result of an increase in business activity in our energy products segment in the last quarter of fiscal 1999.

Net cash flows provided by operating activities totaled $30.6 million in fiscal 1998. We recorded net income of $4.1 million in fiscal 1998. Major sources of cash from operating activities in fiscal 1998 included $20.9 million in non-cash depreciation and amortization charges and decreases of $24.7 million and $10.3 million in accounts receivable and inventory, respectively, resulting from a decline in business activity. The major uses of cash in operating activities included a $7.1 million reduction in accrued debt prepayment fees, and a $25.8 million decrease in accounts payable and accrued liabilities and other resulting primarily from a decline in business activity.

Net cash flows provided by operating activities totaled $9.7 million in fiscal 1997. We recorded net income of $3.9 million in fiscal 1997. Major sources of cash from operating activities in fiscal 1997 included $23.8 million in non-cash depreciation and amortization charges; a $7.1 million accrual for debt prepayment penalty; a $4.5 million increase in long-term deferred taxes and a $9.6 million increase in accounts payable and accrued liabilities and other due to increased business activity. The major uses of cash in operating activities included increases of $11.3 million and $20.7 million in accounts receivable and inventory, respectively, resulting from an increase in business activity related primarily to improvements in the OCTG marketplace. Additional uses of cash in operating activities included a $7.4 million increase in other current assets primarily related to increases in our current deferred tax asset and receivables recorded in connection with certain insurance claims.

We made capital investments totaling $28.4 million in fiscal 1999, $32.6 million in fiscal 1998 and $7.1 million in fiscal 1997. These capital expenditures were primarily related to improvements to and acquisitions of machinery and equipment in our energy products segment. Of the total spending in fiscal 1999, $18.3 million pertained to the purchase and installation of a new AC electric arc furnace. We currently estimate that fiscal 2000 capital spending will approximate $16.7 million, the majority of which represents the completion of projects begun in fiscal 1999 in our energy products segment. Sources for funding capital expenditures include available cash and investments, cash flows from operations, as well as available borrowing sources.

Our long-term investments decreased by $21.1 million from fiscal 1998 as we used this cash source to fund our operating activities as well as our capital expenditure program and financing activities, which included our stock buyback program and the retirement of debt. Our long-term investments and long-term debt, all of which are for other than trading purposes, are subject to interest rate risk. Information concerning the maturities and fair value of our interest rate sensitive investments and debt is included in Notes 4, 5 and 6 to the audited financial statements. We utilize professional investment advisors and consider our net interest rate risk when selecting the type and maturity of securities to purchase for our portfolio. Other factors considered include, but are not limited to, the timing of the expected need for the funds invested and the repricing and credit risks of the securities.

Repayments on long-term debt in fiscal 1999 were $4.7 million and include the early retirement of $4.0 million principal amount of our senior secured notes. We completed a three million share buyback program in fiscal 1999, repurchasing the final 1.6 million shares of NS Group's common stock for $7.7 million.

Our annual long-term debt maturities are $0.2 million in fiscal 2000, $0.2 million in fiscal 2001, $0.1 million in fiscal 2002, $74.7 million in fiscal 2003 and $0.1 million in fiscal 2004.

You should read Note 5 to the audited financial statements for further information concerning our long-term debt and credit facility.

Earnings before net interest expense, taxes, depreciation and amortization (EBITDA) were a negative $21.5 million for fiscal 1999 and a positive $30.5 million for fiscal 1998 and $59.8 million for fiscal 1997. EBITDA is calculated as income before extraordinary items plus net interest expense, taxes, depreciation and amortization. EBITDA provides additional information for determining our ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance, as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

At September 25, 1999, we had regular tax net operating loss carryforwards which will fully eliminate the regular tax liability on approximately $89.5 million of future regular taxable income. While we may have alternative minimum tax
(AMT) liability, we also have AMT net operating loss carryforwards which will eliminate 90% of the AMT liability on approximately $44.0 million of future AMT income. While future tax provisions will depend in part on our ongoing assessment of our future ability to utilize our tax benefits, we expect that the tax provisions that we record on approximately the next $55 million in pre-tax income will be substantially less than the amounts at full statutory rates. You should read Note 11 to the audited financial statements for further information concerning our federal tax status.

We believe that our current available cash and investments, our cash flow from operations and our borrowing sources will be sufficient to meet anticipated operating cash requirements, including capital expenditures, for at least the next twelve months.

Year 2000 Readiness Disclosure

The Year 2000 issue results from date sensitive computer programs that use only the last two digits to refer to a year. Such computer programs do not properly recognize a year that begins with "20" instead of "19". This issue impacts us and virtually every business that relies on a computer. If not corrected, systems failures or miscalculation could occur causing disruption of our operations, including, among other things, a temporary inability to process transactions, manufacture products or engage in similar normal business activities.

Our subsidiaries are not dependent on an integrated or centralized corporate-wide data processing system. As such, we have formal project teams at each subsidiary to address the respective subsidiaries' Year 2000 readiness. Information technology (IT) systems, such as any hardware or software used to process daily operational data and information, as well as non-IT systems, such as micro controllers contained in various manufacturing equipment, have been assessed for Year 2000 compliance.

We have addressed the Year 2000 issue in a four phase process. The first phase was one of awareness and involved the inventorying of all IT and non-IT systems. This phase has been completed. The second phase of our process was an assessment stage, during which we determined whether each of our identified systems was Year 2000 compliant. We completed this phase of the process during the second quarter of fiscal 1999. The remediation and testing phases of our systems are in various stages of completion. Remediation efforts may include modification or replacement of software and certain hardware so that systems will properly utilize dates beyond December 31, 1999. Approximately 90% of our IT systems have been remediated while remediation on our non-IT systems is approximately 98% complete. We currently anticipate completion of all remediation and testing of our systems prior to calendar year end.

We also face certain risks to the extent that our customers or suppliers of products and services do not become Year 2000 compliant. We are continually evaluating the status of significant customers and suppliers to determine the extent to which we are vulnerable to non-compliance by these third parties. Ongoing evaluation will continue through the end of calendar 1999; however, we believe our broad customer base and availability of alternative suppliers will mitigate the risks associated with the readiness of these third parties.

We have developed formal contingency plans in the event we experience Year 2000 related problems. Back-up measures have been identified for each system requiring remediation. For example, the contingency plan for many IT systems would be to revert to a manual record system and, for many non-IT systems, internal clocks could be reset to an earlier date.

Costs associated with our Year 2000 efforts were approximately $1.6 million in fiscal 1999, and estimated costs to complete are $1.1 million, which include final payments for various new equipment and software installations. Costs pertain primarily to system software and hardware replacements and upgrades for both our IT and non-IT systems.

We believe that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications and conversions are not made or are not completed in time, or if a material third party fails to properly remediate its Year 2000 issues, or if the costs are higher than expected, the Year 2000 issue could have a material effect on our operations. While we are not currently aware of any significant exposure, there can be no assurance that the Year 2000 issue will not have a material impact on our business and operations.

Other Matters

You should read Note 9 to the audited financial statements for information pertaining to commitments and contingencies.


Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Operations

For the years ended September 25, 1999, September 26, 1998 and
September 27, 1997

(In thousands, except per share amounts)

                                  1999     1998     1997
Net sales                      $242,563  $409,85  $481,170
Cost of products sold           262,849  371,321   413,116
Selling and administrative
  Expenses                       26,842   28,298    27,357
  Operating income (loss)       (47,128)  10,236    40,697
Investment income                 5,906    8,358     1,010
Interest expense                (11,601) (12,653)  (24,261)
Other income, net                 3,543      501     1,465
     Income (loss) before
       income taxes and
       extraordinary items      (49,280)   6,442    18,911
Provision (credit) for
   income taxes                  (3,727)   3,051     5,726
     Income (loss) before
       extraordinary items      (45,553)   3,391    13,185
Extraordinary items, net of
   income taxes                  (3,837)     659    (9,256)
     Net income (loss)         $(49,390) $ 4,050  $  3,929

Per common share (basic)
     Income (loss) before
       extraordinary items       $(2.08)    $.14     $ .93
     Extraordinary items,
       net of income taxes         (.18)     .03      (.65)
     Net income (loss)           $(2.26)    $.17     $ .28

Per common share (diluted)
     Income (loss) before
       extraordinary items       $(2.08)    $.14     $ .88
     Extraordinary items, net
       of income taxes             (.18)     .03      (.62)
     Net income (loss)           $(2.26)    $.17     $ .26
Weighted average shares outstanding
    Basic                        21,852   23,684    14,141
    Diluted                      21,852   24,511    14,969


See notes to consolidated financial statements

Consolidated Balance Sheets

September 25, 1999 and September 26, 1998
(In thousands)
ASSETS                                       1999        1998

Current assets
Cash                                   $    1,073    $  1,783
     Short-term investments                30,032      64,689
Accounts receivable, less
      allowance for doubtful
      accounts of $837 and $752,
       respectively                        40,924      37,275
Inventories                           56,659      66,041
     Operating supplies                    12,782      14,211
     Deferred tax assets                    5,376       8,140
     Other current assets                   7,935       8,541
          Total current assets            154,781     200,680
Property, plant and equipment -- at cost
     Land and buildings                    32,078      31,570
     Machinery and equipment              294,364     264,656
     Construction in progress               4,035      13,889
     Less -- accumulated depreciation    (187,330)   (173,372)
          Net property, plant and
           Equipment                      143,147     136,743
Long-term investments                      54,560      75,626
Other assets                                7,307       7,800
          Total assets                   $359,795    $420,849

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts and notes payable          $ 28,923     $ 28,305
     Accrued liabilities and other         28,087       24,243
     Current portion of long-term debt        198          678
          Total current liabilities        57,208       53,226
Long-term debt                             72,833       76,325
Deferred taxes                              8,602       12,285
Common shareholders' equity
     Common stock, no par value,
     40,000 shares authorized,
     24,364 and 24,334 shares issued,
      respectively                        280,051     279,886
     Treasury stock, 2,917 and 1,354
      shares, respectively                (23,676)    (15,992)
     Common stock options and warrants        896         898
     Accumulated other comprehensive
       income (loss)                       (3,784)     (2,834)
     Accumulated earnings (deficit)       (32,335)     17,055
        Common shareholders' equity        221,152    279,013
          Total liabilities and
           shareholders' equity           $359,795   $420,849


See notes to consolidated financial statements


Consolidated Statements of Cash Flows

For the years ended September 25, 1999, September 26, 1998 and
September 27, 1997
(In thousands)                     1999        1998      1997
Cash flows from operating
  activities:
  Net income (loss)             $(49,390) $    4,050 $  3,929
  Adjustments to reconcile
    net income (loss) to net
    cash flows from operating
    activities:
    Depreciation and
      Amortization                22,072      19,738   17,609
      Amortization of debt
       discount and finance
       costs                       1,206       1,172    6,219
      Increase (decrease)
       in long-term deferred
       taxes                      (3,683)        530    4,488
      (Gain) loss on disposal
        of equipment
                                    (262)         55      206
      Loss on sales of
        investments                  705         282        -
     (Increase) decrease in
       accounts receivable        (3,649)     24,676  (11,327)
     (Increase) decrease in
        inventories                9,382      10,264  (20,721)
     (Increase) decrease in
        operating supplies and
        other current assets       4,799       2,769   (7,393)
     Increase (decrease) in
        accrued prepayment fees
        on debt called for
        redemption                     -      (7,079)   7,079
     Increase (decrease) in
        accounts payable             466     (21,929)   5,820
     Increase (decrease) in
        accrued liabilities
        and other                  3,844      (3,883)   3,750
          Net cash flows from
          operating activities   (14,510)     30,645    9,659

Cash flows from investing activities:
     Purchases of property,
      plant and equipment        (28,401)    (32,576)  (7,139)
     Proceeds from sale of
       Equipment                     580         152      382
     Purchases of available
       for sale securities       (45,053)   (112,102)       -
     Sales of available for
       sale securities            32,035      22,019        -
     Maturities of available
       for sale securities        32,259      16,931        -
    (Increase) decrease in
       other assets                 (210)        120    4,053
    Net cash flows from
      investing activities        (8,790)   (105,456)  (2,704)

Cash flows from financing activities:
    Increase (decrease) in
      notes payable                  152        (480)    (157)
    Proceeds from issuance of
      long-term debt                   -          55      340
    Repayments on long-term debt  (4,675)    (54,397) (11,994)
    Proceeds from issuance of
      common stock                   140      17,843  182,902
    Purchases of treasury stock   (7,684)    (17,081)       -
        Net cash flows from
        financing activities     (12,067)    (54,060) 171,091
          Net increase (decrease)
           in cash and short-term
           investments           (35,367)   (128,871) 178,046
Cash and short-term investments
 at beginning of year             66,472     195,343   17,297
Cash and short-term investments
 at end of year                 $ 31,105   $  66,472 $195,343

   Cash paid during the year for:
       Interest                 $ 10,359   $  12,738  $23,231
       Income taxes, net of
        refunds received          (2,977)      4,493    1,463


See notes to consolidated financial statements



Consolidated Statements of Common Shareholders' Equity

For the years ended September 25, 1999, September 26, 1998 and
September 27, 1997
(In thousands)

                                                     Options
                 Common Stock      Treasury Stock      and
               Shares     Amount   Shares   Amount   Warrants
Balance,
September
28, 1996       13,809   $ 49,004     -    $     -     $2,774
Net income
Unrealized
gain on
investments
Comprehensive
 income
Issuance of
common stock    6,000    169,823
Conversion of
11% subor-
dinated deben-
tures           1,665     28,300
Stock option
 plans            645      6,327                         (12)
Exercise of
common stock
 warrants       1,191      7,914                      (1,150)

Balance,
September
 27, 1997      23,310    261,368      -         -      1,612
Net income
Unrealized
loss on
investments
Compre-
hensive
income
Issuance
of common
stock           540      15,340
Purchase of
treasury
stock                             1,437  (17,081)
Stock
option
plans           94        1,007     (83)   1,089  (102)
Exercise of
common stock
warrants       390        2,171             (612)

Balance,
September
26, 1998    24,334      279,886   1,354  (15,992)  898
Net loss
Unrealized
loss on
investments
Comprehensive
loss
Purchase of
treasury stock                    1,563   (7,684)
Stock option
plans           14           73                    24
Exercise of
common stock
 warrants       16           92                   (26)

Balance,
September
25, 1999    24,364     $280,051   2,917  $23,676)$896



Consolidated Statements of Common Shareholders' Equity

For the years ended September 25, 1999, September 26, 1998 and
September 27, 1997
(In thousands)

               Accumulated
                 Other       Accumu                  Compre-
             Comprehensive   lated                   hensive
                 Income     Earnings                 Income
                 (Loss)    (Deficit)       Total     (Loss)

Balance,
September
28, 1996       $(1,287)      $9,727      $  60,218
Net income                    3,929          3,929  $  3,929
Unrealized
gain on
investments         49           49                       49
Comprehensive
income                                              $  3,978
Issuance of
common stock                               169,823
Conversion of
11% subor-
dinated deben-
tures                                       28,300
Stock option
 plans                                       6,315
Exercise of
common stock
 warrants                                    6,764

Balance,
September
 27, 1997      (1,238)      13,656         275,398
Net income                   4,050           4,050  $  4,050
Unrealized
loss on
investments    (1,596)                      (1,596)   (1,596)
Compre-
hensive
income                                              $  2,454
Issuance
of common
stock                                       15,340
Purchase of
treasury
stock                                      (17,081)
Stock
option
plans                         (651)          1,343
Exercise of
common stock
warrants                                     1,559

Balance,
September
26, 1998     (2,834)        17,055         279,013
Net loss                   (49,390)        (49,390)  $(49,390)
Unrealized
loss on
investments    (950)                          (950)      (950)
Compre-
Hensive loss                                         $(50,340)
Purchase of
treasury
stock                                       (7,684)
Stock option
Plans                                           97
Exercise of
common stock
  warrants                                      66
Balance,
September
25, 1999     $(3,784)     $(32,335)       $221,152

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

Note 1  Summary of Significant Accounting Policies

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

Cash

Cash includes currency on hand and demand deposits with financial institutions.

Investments

Short-term investments consist primarily of money market mutual funds, commercial paper and U.S. treasury securities, for which market value approximates cost. Long-term investments consist primarily of corporate and government bonds which are classified as "available for sale" and carried
at fair value, based on quoted market prices.   Realized gains
and losses are included in investment income. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available for sale securities are included, net of tax, in accumulated other comprehensive income (loss) within common shareholders' equity until disposition. Other comprehensive income (loss), net of applicable income taxes, if any, consists of the following:


(In thousands)                   1999          1998     1997
Net unrealized holding
gains (losses) for the
period                        $(1,655)      $(1,779)     $49
Reclassification adjust-
ment for (gains) losses
realized                          705           183        -
Net unrealized gains
(losses), net of income
taxes of $0, $859, and
$(26), respectively          $   (950)      $(1,596)     $49


Inventories

At September 25, 1999 and September 26, 1998, inventories are stated at the lower of FIFO (first-in, first-out) cost or market, or the lower of average cost or market. Inventory costs include labor, material and manufacturing overhead. Inventories consist of the following:

(In thousands)                        1999           1998

Raw materials                      $ 9,707       $  7,921
Semi-finished and finished goods    46,952         58,120
Total inventories                  $56,659        $66,041

Until fiscal 1999, one subsidiary used the LIFO (last-in, first-out) method to determine inventory cost. Effective September 27, 1998, the subsidiary changed to the FIFO method. The change in accounting principle, which has been applied retroactively, was made to provide a better matching of sales and expenses given technological changes in various manufacturing processes. The change in accounting principle reduced both previously reported income before extraordinary items and previously reported net income by $2.1 million and $0.5 million for fiscal 1998 and 1997, respectively, and reduced the related diluted per share amounts by $.09 and $.04 per share for fiscal 1998 and 1997, respectively.

Property, Plant and Equipment and Depreciation

For financial reporting purposes, plant and equipment are depreciated on a straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for equipment renewals which extend the life or increase the productivity or capacity of an asset are capitalized.

Following the start-up of a new electric arc furnace in the second quarter of fiscal 1999, Newport abandoned its existing three electric arc furnaces together with related property and equipment. As such, in the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, the Company recorded to cost of products sold accelerated depreciation charges of $1.6 million and $1.5 million, respectively. The assets were depreciated down to a fair value of $0.2 million based on the estimated salvage value of the assets. The accelerated depreciation negatively impacted each of fiscal 1998 and 1999 income/loss before extraordinary items by approximately $1.0 million, or $.04 per diluted share.

The accompanying consolidated financial statements for fiscal 1999 and 1998 have been restated from those previously reported to reflect the accelerated depreciation discussed above. Previously, an impairment loss of $3.2 million had been reflected in the fourth quarter of fiscal 1998. The net effect of the restatement is to (1) increase 1998 income before extraordinary items and net income by $0.9 million, or $.04 per diluted share and (2) increase the 1999 loss before extraordinary items and net loss by $0.9 million, or $.04 per diluted share.

Treasury Stock

The Company repurchased 1.6 million shares of its common stock for $7.7 million during fiscal 1999, completing a three million share buyback program. The Company's repurchases of shares of common stock are recorded as treasury stock at cost and result in a reduction of common shareholders' equity.
When treasury shares are reissued, the Company uses average cost to value treasury shares and any excess of average cost over reissuance price is treated as a reduction of retained earnings.

Revenue Recognition

The Company records revenue from product sales when the product is shipped from its facilities or, when at the customer's request, the goods are set aside for storage and are paid for in full.

Income Taxes

Deferred income tax balances represent the estimated future tax effects of temporary differences between the financial reporting basis and the tax basis of certain assets and liabilities. A valuation allowance is established to reduce deferred tax assets to amounts that are more likely than not to be realized.

Environmental Remediation and Compliance

Environmental remediation costs are accrued, except to the extent capitalizable, when incurrence of such costs are probable and the costs can be reasonably estimated. Environmental compliance costs include maintenance and operating costs associated with pollution control facilities, costs of ongoing monitoring programs, permit costs and other similar costs. Such costs are expensed as incurred.

Fiscal Year-End

The Company's fiscal year ends on the last Saturday of September.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities that could result in additional common shares being issued which, for the Company, includes stock options and warrants only.

Securities that could potentially result in dilution of basic
EPS through the issuance of 0.6 million and 1.1 million shares of the Company's common stock in fiscal 1999 and 1998, respectively, were not included in the computation of diluted
EPS because they were antidilutive.

Note 2   Business Segment Information

The Company adopted SFAS 131, "Disclosure about Segments of an
Enterprise and Related Information", for fiscal 1999.
Accordingly, segment information for fiscal 1998 and 1997 has been restated to conform to the new presentation.

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

The Company evaluates performance and allocates resources on operating income before interest and income taxes. The accounting policies of the reportable segments are the same as those described in Note 1. Corporate assets include primarily cash, investments and income tax assets. Corporate allocations include primarily corporate general and administrative overhead costs.

The operations of all segments are conducted principally in the United States. The Company grants trade credit to customers, the most significant of which are distributors serving the oil and natural gas exploration and production industries which purchase tubular steel products from the energy products segment. In fiscal 1997, one energy products customer accounted for 10.3% of net sales. The following table sets forth selected financial information by reportable business segment for fiscal 1999, 1998, and 1997.

(In thousands)
                   Operating          Depreciation
1999         Net    Income    Total       and         Capital
            Sales   (Loss)    Assets  Amortization
Expenditures

Energy
products
segment   $144,151 $(42,854) $204,454    $17,334     $26,598
Industrial
products
segment
-SBQ        54,728   (2,707)   38,551      4,125       1,220
Industrial
products
segment -
Adhesives   43,684    2,179    15,097        613         583
Corporate
assets and
allocations      -   (3,746)  101,693          -           -
Total
Consoli-
dated     $242,563 $(47,128) $359,795    $22,072     $28,401

1998
Energy
products
segment   $296,690 $  9,116  $203,820    $15,376     $31,162
Industrial
products
segment
- SBQ       72,603    4,074    41,181      3,780         834
Industrial
products
segment -
Adhesives   40,562    2,302    14,570        582         580
Corporate
assets and
allocations      -   (5,256)  161,278          -           -
Total
Consoli-
dated     $409,855  $10,236  $420,849    $19,738     $32,576

1997
Energy
products
segment   $372,727  $39,243  $228,798    $13,383     $ 6,001
Industrial
products
segment
- SBQ       67,502    4,246    45,543      3,571         588
Industrial
products
segment -
Adhesives   40,941    1,799    13,505        655         550
Corporate
assets and
allocations      -   (4,591)  215,053          -           -
Total
Consoli-
dated     $481,170 $ 40,697  $502,899    $17,609    $  7,139



Note 3 Accrued Liabilities and Other

Accrued liabilities and other consist of the following:

(In thousands)                                 1999       1998
Accrued payroll and payroll related items    $10,562   $10,554
Accrued environmental  remediation             5,364     2,675
Deferred revenue                               4,419       635
Workers' compensation                          2,305     3,242
Accrued interest                               2,151     2,186
Other                                          3,286     4,951


Note 4 Long-term Investments

At September 25, 1999 and September 26, 1998, the Company's long-term investments, which are all classified as available for sale, consist of the following:

(In thousands)
                         Amortized   Gross Unrealized   Market
1999                       Cost      Gains     Losses   Value
Corporate bonds           $49,131    $107    $(2,222)  $47,016
U.S. government-backed
Securities                  6,035       4        (45)    5,994
                          $55,166    $111    $(2,267)  $53,010
Equity securities         $ 4,800    $  -    $(3,250)  $ 1,550

1998
Corporate bonds           $46,945    $163    $(1,393)  $45,715
U.S. government-backed
Securities                 20,337     176        (10)   20,503
Other debt securities       7,997      11          -     8,008
                          $75,279    $350    $(1,403)  $74,226
Equity securities         $ 4,800    $  -    $(3,400)  $ 1,400


        At September 25, 1999, scheduled maturities of the Company's investments in long-term debt securities were as follows:
(In thousands)                Average     Amortized     Market
                           Year End Rate     Cost       Value
One year or less               6.23        $14,323     $14,261
One year through five years    6.98         11,854      11,706
After five years               9.22         28,989      27,043
                                           $55,166     $53,010

Gross gains and losses of $0.2 million and $0.9 million,
respectively, were realized during fiscal 1999.   Fiscal 1998
gross realized gains and losses were $0.1 million and $0.4 million, respectively. There were no realized gains or losses on available for sale securities in fiscal 1997.

Note 5 Long-term Debt and Credit Facility

Long-term debt of the Company consists of the following:

(In thousands)                          1999           1998
13.5% senior secured notes due
July 15, 2003 (Notes), interest
due semi-annually, secured by
property, plant and equipment
(net of unamortized discount of
$3,009 and $3,712, respectively)     $71,649        $74,946

Other                                  1,382          2,057
                                      73,031         77,003
Less current portion                    (198)          (678)
                                     $72,833        $76,325


The Notes are unconditionally guaranteed in full, jointly and severally, by each of the Company's subsidiaries and are secured by substantially all of the Company's property, plant and equipment. The indenture relating to the Notes contains a number of restrictive covenants including, among other things, limitations on the ability of the Company to incur additional indebtedness; create liens; make certain restricted payments, including dividends; engage in certain transactions with affiliates; engage in sale and leaseback transactions; dispose of assets; issue or sell stock of its subsidiaries; enter into agreements that restrict the ability of its subsidiaries to pay dividends and make distributions; engage in mergers, consolidations and transfers of substantially all of the Company's assets; and make certain investments, loans and advances. The Notes may be redeemed at the option of the Company, at any time, in whole or in part, beginning in 2000, initially at a price of approximately 104%, declining to 100% in 2002.

The Company has a $50.0 million revolving credit agreement with interest rates that range from the prime rate to prime plus .25% with respect to domestic rate loans, and interest rates on offshore rate loans (based on LIBOR) that range from the offshore rate plus .375% to the offshore rate plus .875%. The credit facility contains certain financial covenants that become applicable if the Company does not maintain specified levels of cash and investments and earnings (as defined). These covenants include a maximum ratio of debt to cash flow, a minimum interest coverage ratio, a maximum outstanding loans under the line to working capital and a minimum net worth.
The credit facility also has restrictions on capital expenditures and the sale of certain assets. At September 25, 1999 approximately $1.4 million of the credit facility was utilized to collateralize letters of credit and $48.6 million was available for borrowing. The credit facility expires in fiscal 2003.

During 1999 the Company purchased $4.0 million principal amount of its Notes on the open market. The Company paid a premium and wrote off a prorata portion of unamortized debt discount and debt issuance costs which resulted in an extraordinary charge of $0.4 million, net of applicable income tax benefit of $0.1 million, or $.02 per basic and diluted share.

In connection with the retirement of long-term indebtedness, the Company incurred prepayment costs and wrote off unamortized debt discount and debt issuance costs in fiscal 1997, which resulted in an extraordinary charge of $9.3 million, net of applicable income tax benefit of $2.3 million, or $.65 and $.62 per basic and diluted share, respectively.

Annual long-term debt maturities are $0.2 million in fiscal
2000, $0.2 million in fiscal 2001, $0.1 million in fiscal
2002, $74.7 million in fiscal 2003 and $0.1 million in 2004.

As of September 25, 1999 and September 26, 1998, the weighted-average interest rate on outstanding notes payable was 5.9% and 6.1%, respectively.


Note 6 Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and short-term investments-The carrying amount approximates fair value because of the short maturity of these instruments.

Long-term investments-The carrying amount is fair value which is based upon quoted market prices.

Notes payable-The carrying amount approximates fair value because of the short maturity of these instruments.

Long-term debt-The fair value of the Company's Notes is based upon their trading price as of fiscal year-end. The fair value of other long-term debt was estimated by calculating the present value of the remaining interest and principal payments on the debt to maturity. The present value computation uses a discount rate based upon current market rates.

The carrying amount and fair value of the Company's financial instruments are as follows:

(In thousands)                1999                 1998
                       Carrying     Fair     Carrying    Fair
                       Amount       Value    Amount      Value
Cash and short-term
 investments          $31,105     $31,105   $66,472    $66,472
Long-term investments  54,560      54,560    75,626     75,626
Notes payable             394         394       242        242
Long-term debt         72,833      78,228    76,325     87,012


Note 7 Preferred Stock

The Company's authorized stock includes two million shares of Class A Preferred Stock, issuable in one or more series. The rights, preferences, privileges and restrictions of any series of Class A Preferred Stock; the number of shares constituting any such series and the designation thereof, are subject to determination by the Board of Directors.

One million shares of the Class A Preferred Stock has been designated as Series B Junior Participating Preferred Stock, par value $10 per share, in connection with a Shareholder Rights Plan (Plan) adopted in November, 1998. Pursuant to the Plan, one Preferred Stock Purchase Right (Right) is attached to each outstanding share of common stock of the Company.

The Plan includes provisions which are intended to protect shareholders against certain unfair and abusive takeover attempts by anyone acquiring or tendering for 20% or more of the Company's common stock. The Company may redeem the Rights for one-half cent per Right at any time before a 20% position has been acquired. The Rights expire in November 2008.


Note 8 Stock Options and Warrants

The Company has various stock option plans under which the Company may grant incentive and nonqualified stock options and stock appreciation rights to purchase shares of the Company's common stock. All incentive stock options were granted at fair market value on the date of grant. Incentive stock options generally become exercisable beginning one to three years after the grant date and expire after ten years. Nonqualified stock options become exercisable according to a vesting schedule determined at the grant date and expire no
later than ten years after grant.   Nonqualified stock options
were granted during fiscal 1999 at exercise prices that were approximately 87% of the market price on the date of grant. Nonqualified stock options were granted at exercise prices approximating the market price on the date of grant during fiscal 1998. For fiscal 1999 and 1998, the weighted-average fair value of options granted was $5.96 and $9.29, respectively. A summary of transactions in the plans follows:


                  1999            1998            1997
                    Average          Average          Average
                    Exercise         Exercise         Exercise
            Shares   Price   Shares   Price   Shares   Price
Outstanding,
beginning
of year   1,378,114  $10.67  896,755  $ 6.73 1,629,330 $7.22
Granted     552,000    7.31  851,950   14.37         -     -
Expired    (158,075)  13.32 (170,132)  13.56   (87,395) 8.01
Exercised   (21,410)   7.55 (200,459)   6.32  (645,180) 7.78
Outstanding,
end of
year      1,750,629  $ 9.41 1,378,114 $10.67   896,755 $6.73
Exercisable,
end of
year        538,157  $ 6.81   445,549 $ 6.32   489,504 $7.73
Available
for grant   938,470       -   333,440      - 1,153,230     -


The Company accounts for these plans in accordance with the intrinsic value method. Under this method, compensation cost is recognized over the vesting period for any difference between the option price and the market price at the date of grant. Compensation cost for these plans was not material for fiscal 1999, 1998, and 1997. Unrecognized compensation costs associated with prior grants that will be recognized in future periods is $0.6 million at September 25, 1999.

Pro forma compensation cost, net income (loss) and per share amounts computed as if the Company had accounted for option grants on the fair value method would have been $1.2 million, $(50.6) million and $(2.32) basic and diluted, respectively, for fiscal 1999 and $0.8 million, $3.3 million, and $.14 basic and $.14 diluted, respectively for fiscal 1998. Amounts for fiscal 1997 would not have been materially different from reported amounts.

The fair value of the granted options were determined using the Black-Scholes option pricing model with the following assumptions for fiscal 1999 and 1998, respectively: no common stock dividends; expected volatility of 58% and 59%; risk-free interest rates of 6.1% and 5.5%; and expected life of 8 years and 7 years.

A summary of information about stock options outstanding at September 25, 1999 follows:

                Options Outstanding      Options Exercisable
Range of                Average    Average            Average
Exercise                Exercise  Remaining           Exercise
Prices         Shares     Price      Life    Shares    Price
$2.63-$5.94    278,954   $ 4.17      5.4     239,852   $ 4.16
$6.13-$9.53    822,775     7.27      7.7     224,855     7.19
$13.25-$14.38  648,900    14.37      8.3      73,450    14.20
             1,750,629   $ 9.40      7.5     538,157   $ 6.81


At September 25, 1999, the Company had common stock warrants outstanding, exercisable for approximately 272,000 shares of the Company's common stock at a price of $8.00 per share and 437,000 shares at a price of $4.00 per share. The warrants expire October 4, 2000 and July 15, 2003, respectively.


Note 9 Commitments and Contingencies

The Company has various commitments for the purchase of materials, supplies and energy arising in the ordinary course of business.

The Company has change of control severance agreements with certain of its key employees. The agreements contain provisions that would entitle each participant to receive an amount ranging from two to three times the participant's base salary plus two to three times the participant's five year average bonus, and continuation of certain benefits, if there is a change of control of the Company (as defined) and a termination of employment.

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

In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at Newport, resulting in the contamination of a quantity of electric arc furnace dust. The Company has contracted with a company to dispose of the dust at an EPA - approved facility. The project is expected to be completed by the second quarter of fiscal 2000.

The estimated costs associated with these incidents were initially recorded as extraordinary items. Such estimates have been adjusted periodically to reflect the most current information. As such, the Company recorded an extraordinary credit of $0.7 million, net of taxes of $0.3 million, in fiscal 1998. In the second quarter of fiscal 1999, the Company recorded an additional $4.3 million in disposal costs as well as additional expected insurance recoveries of $0.9 million in connection with its efforts to dispose of the dust. These amounts were recorded as an extraordinary charge of $3.4 million. The Company believes disposal costs will not exceed its gross environmental remediation reserves as of September 25, 1999 of $5.3 million. In connection with these incidents, the Company has an insurance receivable outstanding of $1.6 million as of September 25, 1999.

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

As of September 25, 1999, the Company had environmental remediation reserves of $5.4 million attributable primarily to accrued disposal costs for radiation contaminated dust. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Note 10 Employee Benefit Plans

The Company has established various profit sharing plans at the operating companies which are based on the earnings of the respective companies. Generally, the plans require mandatory contributions at a specified percentage of pretax profits (with certain guaranteed minimums based on hours worked) for the bargaining unit employees, and discretionary contributions for salaried employees. The Company also has defined contribution plans covering substantially all of its employees and a non-qualified deferred compensation plan covering certain employees. The expense for these plans was approximately $1.1 million, $3.3 million and $2.8 million in fiscal years 1999, 1998, and 1997, respectively.

Note 11 Income Taxes

     The provision (credit) for income taxes, including ($0.1) million, $0.3 million and ($2.3) million allocated to extraordinary items in fiscal 1999, 1998 and 1997, respectively, consists of the following:

(In thousands)                 1999         1998          1997
Current                     $(2,917)      $1,235        $2,780
Deferred                       (919)       1,694
(649)

Tax benefit of employee
stock option exercises
allocated to equity               -          474         1,281
Provision (credit) for
income taxes                $(3,836)      $3,403        $3,412


     The income tax provision (credit) differs from the amount computed by applying the statutory federal income tax rate to income (loss), including extraordinary items, before income taxes for the following reasons:

(In thousands)                1999          1998          1997

Income tax provision
(credit) at statutory
tax rate of 35%           $(18,629)       $2,607        $2,569
Change in taxes resulting from:
  State income taxes,
  net of federal effect       (334)          510            95
  Change in valuation
  Allowance                 15,603           519           885
  Other, net                  (476)         (233)
(137)
Provision (credit) for
   income taxes           $ (3,836)       $3,403        $3,412

     The following represents the components of deferred tax liabilities and assets at September 25, 1999 and September 26, 1998:

(In thousands)                              1999         1998
Deferred tax liabilities:
     Property, plant and equipment       $27,348      $28,235
     Other items                             171          353
                                          27,519       28,588
Deferred tax assets:
     Reserves and accruals                 7,332        6,707
     Net operating tax loss
       Carryforward                       31,338       14,076
     Alternative minimum tax and
      other tax credit carryforwards       3,155        5,933
     Unrealized loss on investments        2,010        1,663
     Other items                             535          538
                                          44,370       28,917
     Valuation allowance                 (20,077)      (4,474)
         Net deferred tax assets          24,293       24,443
Net deferred tax liability              $  3,226     $  4,145


For federal income tax purposes, the Company has alternative minimum tax credit carryforwards of approximately $3.2 million, which are not limited by expiration dates, and net operating tax loss carryforwards of approximately $89.5 million, which expire beginning in 2008. The Company has recorded deferred tax assets related to these carryforwards, net of a deferred tax asset valuation allowance. In estimating the amount of the valuation allowance required, the Company has considered future taxable income related to the reversal of temporary differences in the tax and financial reporting basis of assets and liabilities.


Note 12 Related Party Transactions

One of the Company's directors has a controlling interest in a company which purchases secondary and limited service tubular products from Newport. Sales to this customer were approximately $11.1 million, $13.2 million and $15.6 million for fiscal years 1999, 1998 and 1997, respectively. Trade receivables from this customer were $1.3 million and $1.0 million at the end of fiscal 1999 and 1998, respectively.

Note 13 Quarterly Financial Data (unaudited)

Quarterly results of operations for fiscal 1999 and 1998 are as follows:

(In thousands, except per share amounts)
                      First     Second      Third      Fourth
1999                 Quarter    Quarter     Quarter    Quarter
Net sales           $54,269    $56,460     $59,582    $72,252
Gross loss           (6,681)    (6,689)     (3,604)    (3,312)
Loss before extra-
ordinary items      (11,382)   (14,658)     (8,581)   (10,932)
Net loss            (11,819)   (18,058)     (8,581)   (10,932)
Loss per common share
 before extraordinary
 items
  Basic and diluted    (.50)      (.67)       (.40)      (.51)
Net loss per common
  share
  Basic and diluted    (.52)      (.83)       (.40)      (.51)

1998
Net sales          $123,733   $123,566     $96,882    $65,674)
Gross profit
 (loss)              17,591     16,179       9,753     (4,989)
Income (loss) before
extraordinary item    6,537      5,736       1,189    (10,071)
Net income (loss)     6,537      5,736       1,189    ( 9,412)
Income (loss) per
common share
before extraordinary
item
  Basic                 .27        .24         .05       (.44)
  Diluted               .26        .23         .05       (.44)
Net income (loss)
per common share
  Basic                 .27        .24         .05       (.41)
  Diluted               .26        .23         .05       (.41)


Reference is made to Note 1:  Summary of  Significant
Accounting Policies - Property, Plant and Equipment and
Depreciation regarding the abandonment of certain equipment at Newport. Also, reference is made to Notes 5 and 9 to the Consolidated Financial Statements for a discussion of extraordinary items in fiscal 1999 and 1998.

Note 14 Summarized Financial Information

The Company's Notes are unconditionally guaranteed in full, jointly and severally, by each of the Company's subsidiaries (Subsidiary Guarantors), each of which is wholly-owned. Separate financial statements of the Subsidiary Guarantors are not presented because they are not deemed material to investors. The following is summarized financial information of the Subsidiary Guarantors as of September 25, 1999 and September 26, 1998 and for each of the three years in the period ended September 25, 1999. All significant intercompany accounts and transactions between the Subsidiary Guarantors have been eliminated.

(In thousands)        September 25,  1999     September 26,
1998
Current assets              $115,172                $131,227
Noncurrent assets            148,858                 142,485

Current liabilities           50,357                  44,625

Payable to parent           $192,090                $174,895
Other noncurrent
 Liabilities                   1,184                   1,379
     Total noncurrent
      Liabilities           $193,274                $176,274


                                     Fiscal Year Ended
(In thousands)               1999        1998        1997
Net sales                $242,563    $409,855    $481,170
Gross profit (loss)       (20,286)     38,534      68,054
Income (loss) before
 extraordinary items      (49,656)      2,164       7,690
Net income (loss)         (53,056)      2,823       7,690


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

In connection with their annual audit, independent public accountants perform an examination in accordance with generally accepted auditing standards, which includes a review of the system of internal accounting control and an expression of an opinion that the consolidated financial statements are fairly presented in all material respects.

The Board of Directors, through its Audit Committee composed solely of non-employee directors, reviews the Company's financial reporting and accounting practices. The independent public accountants meet regularly with and have access to this Committee, with or without management present, to discuss the results of their audit work.


/s/ Clifford R. Borland
Clifford R. Borland
Chairman and Chief
Executive Officer

/s/ Rene, J. Robichaud
Rene, J. Robichaud
President and Chief
Operating Officer

/s/John R. Parker
John R. Parker
Vice President, Treasurer and
Chief Financial Officer


Report of Independent Public Accountants

To the Shareholders of NS Group, Inc.

We have audited the accompanying consolidated balance sheets of NS Group, Inc. (a Kentucky corporation) and subsidiaries as of September 25, 1999 and September 26, 1998, and the related consolidated statements of operations, common shareholders' equity and cash flows for each of the three years in the period ended September 25, 1999 (as restated - see Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NS Group, Inc. and subsidiaries as of September 25, 1999 and September 26, 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 25, 1999 in conformity with generally accepted accounting principles.

As explained in Note 1 to the consolidated financial statements, the Company has given retroactive effect to the change by one of its subsidiaries from the LIFO method to the FIFO method of inventory costing.



ARTHUR ANDERSEN LLP
Cincinnati, Ohio
April 10, 2000



                       SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NS GROUP, INC.



Date:  April 10, 2000        By:  /s/Thomas J. Depenbrock
                               Thomas J. Depenbrock
                               Vice President and
                               Corporate Controller