Form 10-Q/A
period 2000-01-01
NS GROUP INC
filed 2000-04-18
CIK 745026

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

                         PART I

The undersigned registrant hereby amends its Form 10-Q for the fiscal quarter ended January 1, 2000. The amendment restates the accounting and reporting for the Company's abandonment of certain equipment in the first quarter of fiscal 1999. The effect of the restatement is to (1) increase fiscal 1999 first quarter cost of sales by $1.5 million and (2) decrease fiscal 1999 first quarter tax provision by $0.6 million.



               FINANCIAL INFORMATION

Item 1.  Financial Statements



            NS GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED
         JANUARY 1, 2000 AND DECEMBER 26, 1998
        (In thousands, except per share amounts)
                        (Unaudited)


                            January 1,    December 26,
                             2 0 0 0        1 9 9 8

NET SALES                   $  86,626      $  54,269
COST AND EXPENSES
Cost of products sold          90,912         60,950
Selling and administrative
  Expenses                      7,021          6,832

Operating income (loss)       (11,307)       (13,513)

OTHER INCOME (EXPENSE)
Investment income               1,372          1,715
 Interest expense              (3,138)        (2,923)
 Other, net                       176            160

Income (loss) before
  income taxes and
  extraordinary item          (12,897)       (14,561)

PROVISION (CREDIT) FOR
 INCOME TAXES                      37         (3,179)

Income (loss) before
 extraordinary item           (12,934)       (11,382)

EXTRAORDINARY ITEM                  -           (437)

Net income (loss)             (12,934)      $(11,819)

PER COMMON SHARE
 (BASIC and DILUTED)
Income (loss) before
extraordinary item              $(.60)         $(.50)
    Extraordinary item              -           (.02)
    Net income (loss)           $(.60)         $(.52)

WEIGHTED AVERAGE SHARES
OUTSTANDING
 Basic and diluted             21,470         22,709



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



                NS GROUP, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTH PERIODS ENDED
              JANUARY 1, 2000 AND DECEMBER 26, 1998
               (Dollars in thousands) (Unaudited)


                                   January 1,  December 26,
                                    2 0 0 0      1 9 9 8
CASH FLOWS FROM OPERATING
ACTIVITIES
Net income (loss)                  $(12,934)    $(11,819)
Adjustments to reconcile
 net income (loss)
 to net cash flows from
operating activities:
Depreciation and amortization         5,837        6,326
Amortization of debt discount
 and finance costs                      303          501
Decrease in long-term deferred taxes      -       (3,514)
Loss on sales of investments            149          217
Decrease in accounts receivable, net    149        7,699
Increase in inventories              (8,535)      (3,930)
Decrease in other current assets        594        4,429
Increase (decrease) in accounts
  payable                             8,568       (6,192)
Decrease in accrued liabilities      (1,390)      (2,210)
Net cash flows from operating
Activities                           (7,259)      (8,493)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchases of property, plant and
equipment, net                       (2,761)     (12,629)
Net (purchases) sales of long-term
 Investments                             75      (12,622)
     Increase in other assets           (39)         (91)
Net cash flows from financing
 Activities                          (2,725)     (25,342)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in notes payable              (394)         (80)
Repayments on long-term debt            (62)      (4,531)
Proceeds from issuance of common stock  307           31
Purchases of treasury stock               -       (4,165)
Net cash flows from investing
 Activities                            (149)      (8,745)

Net decrease in cash and
 short-term investments             (10,133)     (42,580)

CASH AND SHORT-TERM INVESTMENTS
 AT BEGINNING OF YEAR                31,105       66,472

CASH AND SHORT-TERM INVESTMENTS
    AT END OF PERIOD               $ 20,972     $ 23,892

Cash paid during the period for:
 Interest                               $26      $   181
 Income taxes, net of refunds           $33      $(3,265)


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

     The accompanying condensed consolidated financial statements for the first quarter of fiscal 1999 have been restated from those previously reported to reflect additional depreciation of $1.5 million related to the abandonment of certain equipment in the first quarter of fiscal 1999. Prior to the restatement the equipment had been written down in the fourth quarter of fiscal 1998, rather than the depreciation of such equipment being increased in the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999. The net effect of the restatement after the related tax effect, is to increase the fiscal 1999 first quarter loss before extraordinary item and net loss by $0.9 million, or $.04 per diluted share.

     The accompanying information reflects, in the opinion of management, all adjustments (which consist of only normal recurring adjustments) necessary to present fairly the results for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Reference should be made to NS Group, Inc.'s Form 10-K/A, Amendment No. 2 for the fiscal year ended September 25, 1999 for additional footnote disclosure, including a summary of significant accounting policies.

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

Note 2:  Comprehensive Income

     The Company's other comprehensive income currently consists solely of unrealized gains/losses on available for sale securities. Comprehensive income was as follows (000's):

                                   Three Months Ended
                                January 1,     December 26,
                                  2000            1998
       Net income (loss)        $(12,934)       $(11,819)
       Unrealized gains (losses)
        on available for sale
        securities                  (794)            556
       Comprehensive income
         (loss)                 $(13,728)       $(11,263)



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


(In thousands)
Three Months Ended
January 1, 2000

                       Operating          Depreciation
                 Net    Income    Total       and        Capital
                Sales   (Loss)   Assets  Amortization Expenditures
Energy
products
segment       $60,903  $(8,753) $208,458    $4,622      $  2,500
Industrial
products
segment-SBQ    14,439   (1,730)   39,426     1,067           467
Industrial
products
segment -
Adhesives      11,284      295    15,207       148             5
Corporate
assets and
allocations         -   (1,119)   90,255         -             -
Total
Consolidated  $86,626 $(11,307) $353,346    $5,837      $  2,972

Three Months Ended
December 26, 1998
Energy
products
segment      $30,204  $(11,342) $203,914    $5,242       $11,805
Industrial
products
segment-SBQ   13,035    (1,820)   42,071       930           779
Industrial
products
segment -
Adhesives     11,030       519    14,544       154            45
Corporate
assets and
allocations        -      (870)  128,078         -             -
Total
Consolidated $54,269  $(13,513) $388,607    $6,326       $12,629



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

                                         January 1, September 25,
                                          2 0 0 0     1 9 9 9
                                              (In thousands)
          Current assets                   $123,145    $115,172
          Non-current assets                145,272     148,858

          Current liabilities                54,744      50,357

          Payable to parent                $203,242    $192,090
          Other non-current liabilities       1,118       1,184
           Total non-current liabilities   $204,360    $193,274


                                             Three Months Ended
                                        January 1,   December 26,
                                         2 0 0 0        1 9 9 8
                                               (In thousands)
         Net sales                         $ 86,626    $ 54,269
         Gross profit (loss)               $ (4,286)   $ (6,681)
         Net income (loss)                 $(14,409)   $(12,129)


NS GROUP, INC. AND SUBSIDIARIES

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

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

                                             Three Months Ended
                                          January 1,  December 26,
                                            2 0 0 0      1 9 9 8
                                           (Dollars in thousands)
Net sales
    Energy products segment                   $ 60,903   $ 30,204
    Industrial products segment - SBQ           14,439     13,035
    Industrial products segment - Adhesives     11,284     11,030
                                              $ 86,626   $ 54,269

Gross profit (loss)
    Energy products segment                   $ (6,277)  $ (9,012)
    Industrial products segment - SBQ           (1,041)      (845)
    Industrial products segment - Adhesives      3,032      3,176
                                              $ (4,286)  $ (6,681)

Operating income (loss)
    Energy products segment                  $  (8,753)  $(11,342)
    Industrial products segment - SBQ           (1,730     (1,820)
    Industrial products segment - Adhesives        295        519
                                               (10,188    (12,643)
    Corporate allocations                       (1,119)      (870)
                                              $(11,307)  $(13,513)


Tons shipped
    Energy products segment:
      Welded tubular products                  100,300     44,100
      Seamless tubular products                 32,400     13,300
      Other                                        400      1,200
    Industrial products segment - SBQ           36,300     29,500
                                               169,400     88,100

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

     The energy products segment recorded a gross loss and operating loss of $6.3 million and $8.8 million, respectively, compared to a gross loss of $9.0 million and an operating loss of $11.3 million in the first quarter of fiscal 1999. Although sales and production volumes increased significantly from the prior fiscal year first quarter, our gross loss and operating loss improved by only $2.7 million and $2.6 million, respectively, due to lower average selling prices and higher steel scrap costs versus the prior fiscal year first quarter as well as non-recurring depreciation charges of $1.5 million incurred in the first quarter of fiscal 1999 related to the abandonment of certain equipment at Newport. Our combined pipe mill capacity utilization was 85% in the current period compared to 33% in the first quarter of fiscal 1999.

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

     As a result of the above factors, we reported a net loss of $12.9 million, or a $0.60 loss per basic and diluted share, in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 net loss of $11.8 million, or a $0.52 loss per basic and diluted share.

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

     Net cash flows from operating activities were a net use of $7.3 million in the first quarter of fiscal 2000. We recorded a net loss of $12.9 million in the first quarter of fiscal 2000 compared to a net loss of $11.8 million in the comparable fiscal 1999 period. Major sources of cash from operating activities in the first quarter of fiscal 2000 included $5.8 million in non-cash depreciation and amortization charges and an $8.6 million increase in accounts payable due to an increase in business activity. The major uses of cash in operating activities included an $8.5 million increase in inventories due to the increase in business activity and a $1.3 million decrease in accrued liabilities primarily due to payment of accrued costs associated with environmental liabilities.

     Major sources of cash from operating activities in the first quarter of fiscal 1999 included $6.8 million in non-cash depreciation and amortization charges; a $7.7 million decrease in accounts receivable resulting from the decline in business activity; and a $4.4 million decrease in other current assets which resulted primarily from the receipt of refundable federal income taxes. During the fiscal 1999 first quarter, inventories increased $3.9 million as steel scrap inventories were increased to take advantage of favorable market prices. Accounts payable decreased $6.2 million as a result of the decline in business activity.

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