Form 10-Q
period 2000-04-01
NS GROUP INC
filed 2000-05-12
CIK 745026

16

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549



                            FORM 10-Q


    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   April 1, 2000

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


                 530 West Ninth Street, Newport, Kentucky 41071
                  (Address of principal executive offices)

Registrant's telephone number, including area code (859) 292-6809

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES         X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common stock, no par value               21,532,779
              (Class)                 (Outstanding at May 1, 2000)


                         NS GROUP, INC.

                              INDEX



PART I    FINANCIAL INFORMATION



Item 1 -  Financial Statements

        Condensed Consolidated Statements of Operations       3
        Condensed Consolidated Balance Sheets                 4
        Condensed Consolidated Statements of Cash Flows       5
        Notes to Condensed Consolidated FinancialStatements   6

Item 2 -
        Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 11

Item 3 -
        Quantitative and Qualitative Disclosures About
          Market Risk                                        17



PART II          OTHER INFORMATION


Item 4 -
        Submission of Matters to a Vote of Security
          Holders                                            18

Item 6 -
        Exhibits and Reports on Form 8-K                     18






               NS GROUP, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF  OPERATIONS
          FOR THE THREE AND SIX MONTH PERIODS ENDED
              APRIL 1, 2000 AND MARCH 27, 1999
           (In thousands, except per share amounts)
                         (Unaudited)

                                 Three Months Ended   Six Months Ended
                                 April 1, March 27,  April 1, March 27,
                                   2000     1999       2000      1999
NET SALES
COST AND EXPENSES              $100,107   $56,460    $186,733  $110,729

   Cost of products sold
                                 98,268    63,149     189,180   124,099
   Selling and administrative
expenses                          7,456     6,826      14,477    13,658

   Operating income (loss)       (5,617)  (13,515)    (16,924)  (27,028)

OTHER INCOME (EXPENSE)
   Investment income                 62     1,500       1,434     3,215
   Interest expense              (2,926)   (2,884)     (6,064)   (5,807)
   Other, net                       287       115         463       275

   Income (loss) before income
taxes and extraordinary items    (8,194)  (14,784)    (21,091)  (29,345)

PROVISION (CREDIT) FOR INCOME
TAXES                                37      (126)         74    (3,305)

   Income (loss) before
extraordinary items              (8,231)  (14,658)    (21,165)  (26,040)

EXTRAORDINARY ITEMS                   -    (3,400)          -    (3,837)

   Net income (loss)            $(8,231) $(18,058)   $(21,165) $(29,877)


PER COMMON SHARE (BASIC AND DILUTED)
   Income (loss) before
extraordinary items             $(.38)     $(.67)    $(.98)    $(1.17)
   Extraordinary items              -       (.16)        -       (.17)
   Net income (loss)            $(.38)     $(.83)    $(.98)    $(1.34)


WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic and diluted           21,515     21,832     21,504    22,271



        The accompanying notes tocondensed consolidated financial statements are an integral part of these statements.






               NS GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
         AS OF APRIL 1, 2000 AND SEPTEMBER 25, 1999
              (Dollars in thousands) (Unaudited)



                                 April 1,    September 25,
                                   2000          1999
CURRENT ASSETS
     Cash                         $2,310        $1,073
     Short-term investments       16,135        30,032
     Accounts receivable, less
      allowance for doubtful
      accounts of $846 and
      $837, respectively          54,940        40,924
     Inventories                  67,210        56,659
     Other current assets         25,901        26,093
        Total current assets     166,496       154,781

PROPERTY, PLANT AND EQUIPMENT    335,467       330,477
     Less - accumulated
      depreciation              (198,382)     (187,330)

                                 137,085       143,147
LONG-TERM INVESTMENTS             36,058        54,560
OTHER ASSETS                       6,507         7,307

        Total assets            $346,146      $359,795

CURRENT LIABILITIES
     Accounts and notes
       payable                  $ 41,085      $ 28,923
     Accrued liabilities          24,765        28,087
     Current portion of
      long-term debt                 202           198
         Total current
         liabilities              66,052        57,208

LONG-TERM DEBT                    73,073        72,833

DEFERRED TAXES                     8,602         8,602

COMMON SHAREHOLDERS' EQUITY
     Common stock, no par value  280,491       280,051
     Treasury stock              (23,676)      (23,676)
     Common stock options and
       warrants                      916           896
     Accumulated other
     comprehensive income (loss)  (5,812)       (3,784)
     Accumulated earnings
       (deficit)                 (53,500)      (32,335)
        Total common
        shareholders' equity     198,419       221,152
        Total liabilities
        and shareholders'equity $346,146      $359,795



 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.




                    NS GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTH PERIODS ENDED
                   APRIL 1, 2000 AND MARCH 27, 1999
                  (Dollars in thousands) (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES      April 1,    March 27,
                                          2000        1999

Net income (loss)                        $(21,165)   $(29,877)
Adjustments to reconcile net income
(loss) to net cash flows from operating
activities:
      Depreciation and amortization        11,354      11,144
      Amortization of debt discount
       and finance costs                      579         736
      Decrease in long-term deferred
       taxes                                    -      (3,371)
      (Gain) loss on disposal of
      equipment                               (72)          -
      Loss on sales of investments          1,082         283
      (Increase) decrease in accounts
      receivable, net                     (14,016)      6,397
      (Increase) decrease  in
      inventories                         (10,551)      4,700
      Decrease in other current assets        192       3,210
      Increase (decrease) in accounts
       payable                             12,556      (5,881)
      Increase (decrease) in accrued
        liabilities                        (3,322)      2,359
         Net cash flows from operating
          activities                      (23,363)    (10,300)

CASH FLOWS FROM FINANCING ACTIVITIES
      Purchases of property, plant and
      equipment, net                       (5,256)    (21,290)
      Proceeds from sale of equipment         211           -
      Net (purchases) sales of long-term
      investments                          15,326        (690)
      (Increase) decrease in other
      assets                                  489        (144)
         Net cash flows from financing
         activities                        10,770     (22,124)

CASH FLOWS FROM INVESTING ACTIVITIES
      Decrease in notes payable              (394)       (162)
      Repayments on long-term debt           (113)     (4,577)
      Proceeds from issuance of common
       stock                                  440          32
      Purchases of treasury stock               -      (7,683)
         Net cash flows from investing
         activities                           (67)    (12,390)

         Net decrease in cash and short-
         term investments                 (12,660)    (44,814)

CASH AND SHORT-TERM INVESTMENTS
   AT BEGINNING OF YEAR                    31,105      66,472

CASH AND SHORT-TERM INVESTMENTS
   AT END OF PERIOD                       $18,445      21,658

      Cash paid during the period for:
         Interest                          $5,078     $ 5,241
         Income taxes, net of refunds      $  114     $(3,062)


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



               NS GROUP, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
                         (Unaudited)


Note 1:  Summary of Significant Accounting Policies

     Basis of Presentation

     The condensed consolidated financial statements include the accounts of NS Group, Inc. and its wholly-owned subsidiaries (the Company): Newport Steel Corporation (Newport), Koppel Steel Corporation (Koppel), Erlanger Tubular Corporation (Erlanger), Imperial Adhesives Inc. (Imperial) and Northern Kentucky Management, Inc. All significant intercompany balances and transactions have been eliminated.

     The accompanying information reflects, in the opinion of management, all adjustments (which consist of only normal recurring adjustments) necessary to present fairly the results for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Reference should be made to NS Group, Inc.'s Form 10-K, as amended for the fiscal year ended September 25, 1999 for additional footnote disclosure, including a summary of significant accounting policies.

     Earnings Per Share

     Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities that could result in additional common shares being issued which, for the Company, are comprised of stock options and warrants only.

     Securities that could potentially result in dilution of basic EPS through the issuance of 2.3 million shares of the Company's common stock were not included in the computation of diluted EPS for the second quarter and six month periods of fiscal 2000, respectively, because they were antidilutive.

     Fiscal Year-End

     The Company's fiscal year ends on the last Saturday of September. The first quarter and six month periods of fiscal
2000 and 1999 are 14 and 13 week and 27 and 26 week periods, respectively.


Note 2:   Comprehensive Income

     The Company's other comprehensive income currently consists solely of unrealized gains/losses on available for sale securities. Comprehensive income was as follows
(000's):


                            Three Months Ended       Six Months Ended
                             April 1,   March 27,   April 1,  March 27,
                              2000        1999        2000      1999
   Net income (loss)       $ (8,231)   $(18,058)   $(21,165)  $(29,877)
   Unrealized gains
   (losses) on available
   for sale securities       (1,234)        160      (2,028)       716

   Comprehensive income
     (loss)                $ (9,465)   $(17,898)   $(23,193)  $(29,161)



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


The following table sets forth selected financial information by reportable business segment (in thousands).

                                                    Operating Income
                                Net Sales                (Loss)
Three Months Ended         April 1,   March 27,   April 1,   March 27,
                            2000        1999        2000       1999
Energy products segment   $71,909     $30,104     $(2,277)   $(12,940)
Industrial products
segment - SBQ              17,445      15,774      (1,845)         49
Industrial products
segment - Adhesives        10,753      10,582         550         368
Corporate allocations           -           -      (2,045)       (992)
Total consolidated       $100,107     $56,460     $(5,617)   $(13,515)



                                                   Operating Income
                                Net Sales               (Loss)
Six Months Ended           April 1,   March 27,   April 1,   March 27,
                             2000        1999       2000        1999
Energy products segment  $132,812   $ 60,308     $(11,030)  $(24,282)
Industrial products
segment - SBQ              31,884     28,809       (3,575)    (1,771)
Industrial products
segment - Adhesives        22,037     21,612          845        887
Corporate allocations           -          -       (3,164)    (1,862)
Total consolidated       $186,733   $110,729     $(16,924)  $(27,028)


Total assets as of April 1, 2000 were $222.6 million for the energy products segment;$39.2 million for the industrial products segment - SBQ; $14.7 million for the industrial products segment
- adhesives and $69.6 million for corporate.


Note 4:  Inventories

     Inventories are stated at the lower of FIFO (first-in, first-out) cost or market, or the lower of average cost or market. At April 1, 2000 and September 25, 1999, inventories consisted of the following components ($000's):


                                April 1,         September 25,
                                2 0 0 0             1 9 9 9

     Raw materials              $11,915             $ 9,707
     Semi-finished and
      finished goods             55,295              46,952

                                $67,210             $56,659


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

     Environmental Matters

     The Company is subject to federal, state and local environmental laws and regulations, including, among others, the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, the 1990 Amendments to the Clean Air Act and the Clean Water Act, and all regulations promulgated in connection therewith. Such laws and regulations include those concerning the discharge of contaminants as air emissions or waste water effluents and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. As such, the Company is, from time to time, involved in administrative and judicial proceedings and administrative inquiries related to environmental matters.

     As with other steel mills in the industry, the Company's steel mini-mills produce dust which contains lead, cadmium and chromium, and is classified as a hazardous waste. The Company currently collects the dust produced by its electric arc furnace operations through emission control systems and contracts with a company for treatment and disposal of the dust at an EPA-approved facility.

     In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at the Company's Newport facilities, resulting in the contamination of a quantity of electric arc furnace dust. The Company has contracted with a company to dispose of the dust at an EPA-approved facility.

     The Company believes that it is currently in compliance in all material respects with all applicable environmental regulations. The Company cannot predict the level of required capital expenditures or operating costs that may result from future environmental regulations.

     Capital expenditures for the next twelve months relating to environmental control facilities are expected to be approximately $0.5 million. Such expenditures could be influenced by new or revised environmental regulations and laws or new information or developments with respect to the Company's operating facilities.

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


                              April 1,       September 25,
                              2 0 0 0           1 9 9 9
                                 (Dollars in thousands)

     Current assets            $139,811         $115,172
     Non-current assets         141,419          148,858

     Current liabilities         58,398           50,357

     Payable to parent         $219,121         $192,090
     Other non-current
       liabilities                1,067            1,184
          Total non-current
          liabilities          $220,188         $193,274


                   Three Months Ended        Six Months Ended
                    April 1,  March 27,     April 1,   March 27,
                    2 0 0 0    1 9 9 9      2 0 0 0    1 9 9 9
                               (Dollars in thousands)

    Net sales      $100,107    $ 56,460     $186,733    $110,729
    Gross profit
     (loss)        $  1,839    $ (6,689)    $ (2,447)   $(13,370)
     Income (loss)
     before
     extraordinary
     items         $ (7,983)   $(15,778)    $(22,392)   $(27,907)
     Net income
      (loss)       $ (7,983)   $(19,178)    $(22,392)   $(31,307)


               NS GROUP, INC. AND SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERTIONS



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

       Oil and gas price volatility
       The level and cyclicality of domestic and worldwide oil
           and natural gas drilling
       Industry-wide inventory levels and their fluctuations
       The level of imports
       Steel scrap price volatility
       General economic conditions
       Those discussed in Exhibit 99.1 of the Company's Annual
       Report on Form 10-K for its fiscal year ended
       September 25, 1999.

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

General

     We conduct our business within three business segments:

       The energy products segment
       The industrial products segment - special bar quality
       (SBQ)
       The industrial products segment - adhesives products

     Our energy products include welded and seamless tubular goods, primarily used in oil and natural gas drilling and production operations, referred to as oil country tubular goods, or OCTG. We also produce welded and seamless line pipe products used in the transmission of oil and natural gas. We also produce a limited amount of other tubular products and hot rolled coils.

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

     Demand for our OCTG products began to rise in the first half of fiscal 2000 as increasing oil and natural gas prices led to an increase in domestic drilling activity. The average number of oil and natural gas drilling rigs in operation in the United States, which is referred to as "rig count", rose to 770 in the second quarter of fiscal 2000 and was 771 for the first six months of fiscal 2000, compared to 554 and 623, respectively, for the comparable prior year periods. The increased drilling activity has also had a positive impact on the excessive industry-wide tubular inventory levels which developed during fiscal 1999. While market conditions have improved and remain positive, we incurred operating losses in the second quarter and first half of fiscal 2000 due to a slow recovery in pricing for OCTG products and operating inefficiencies related to our new electric arc furnace in the first fiscal quarter. However, we expect continued improvement in OCTG pricing and operating efficiencies, resulting in improved operating results, particularly in the second half of fiscal 2000.


     NS Group's net sales, gross profit (loss), operating income (loss) and tons shipped by business segment for the three and six month periods ended April 1, 2000 and March 27, 1999 are summarized in the following table. The first quarters of fiscal 2000 and 1999 are 14 and 13 week periods, respectively. As such, the increases and decreases in operating results for the six month comparative periods, as discussed below, were partially attributable to the additional week of operations in the first quarter of fiscal 2000.


                               Three Months Ended    Six Months Ended
                             April 1,  March 27,     April 1, March 27,
                              2000       1999          2000     1999
Net sales
 Energy products segment       $71,909  $ 30,104     $132,812   $60,308
 Industrial products
     segment - SBQ              17,445    15,774       31,884    28,809
 Industrial products
     segment - Adhesives        10,753    10,582       22,037    21,612
                              $100,107  $ 56,460     $186,733  $110,729


Gross profit (loss)
 Energy products segment      $    137  $(10,463)    $ (6,140) $(19,475)
 Industrial products
   segment - SBQ                (1,239)      886       (2,280)       41
 Industrial products
   segment - Adhesives           2,941     2,888        5,973     6,064
                              $  1,839  $ (6,689)    $ (2,447) $(13,370)


Operating income (loss)
 Energy products segment      $ (2,277) $(12,940)    $(11,030) $(24,282)
 Industrial products
  segment - SBQ                 (1,845)       49       (3,575)   (1,771)
 Industrial products
  segment - Adhesives              550       368          845       887
                                (3,572)  (12,523)     (13,760)  (25,166)

Corporate allocations           (2,045)     (992)      (3,164)   (1,862)
                               $(5,617)  (13,515)    $(16,924) $(27,028)



Tons shipped
 Energy products segment:
    Welded tubular products     105,700    45,600    206,000    89,700
    Seamless tubular products    37,500    16,100     69,900    29,400
    Other                           600     2,100      1,000     3,200

                                143,800    63,800    276,900   122,300

Industrial products
segment - SBQ                    42,400    36,900     78,700    66,400
                                186,200   100,700    355,600   188,700




     Net sales in the second quarter of fiscal 2000 were $100.1 million, an increase of 77.3% from the second quarter of fiscal 1999. For the fiscal 2000 six month period, net sales were $186.7 million, a 68.6% increase over the comparable prior year period. Virtually all of the increase was attributable to our energy products segment.

     Energy product segment sales were $71.9 million and $132.8 million in the three and six month periods of fiscal 2000, an increase of 138.9% and 120.2%, respectively, from the comparable periods of fiscal 1999. Second quarter shipments of energy products were 143,800 tons, an increase of 125.4% from the comparable prior year period. For the six months, energy product shipments were 276,900 tons, an increase of 126.4%. The increase was substantially the result of an increase in shipments of our OCTG products as rig count increased significantly over the prior year periods. The average selling price for our welded and seamless tubular products was $416 and $733 per ton, respectively, in the fiscal 2000 second quarter. This is an increase of 7.5% for welded products, and virtually unchanged for seamless product, from the comparable quarter of a year ago. We believe there will be continued strength in the energy markets and expect selling prices to improve further in the second half of fiscal 2000.

     Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from certain foreign countries in response to antidumping and countervailing duty cases filed by several U.S. steel companies. The duties primarily pertain to the import of seamless OCTG products. The U.S. government is currently conducting "sunset reviews" of the duties to determine whether such orders should be revoked. These reviews are expected to be completed by August 2001.

     In response to petitions filed with the U.S. government by us and certain other line pipe producers, import relief was granted to the line pipe industry effective March 1, 2000. This relief is in the form of tariffs applied to certain imports of line pipe from countries other than Canada and Mexico for three years.

     While the above mentioned actions have reduced such imports, thereby benefiting domestic OCTG and line pipe procedures, we cannot predict the U.S. government's future actions regarding these duties and tariffs or any other future actions regarding import duties or other trade restrictions on imports of OCTG and line pipe products.

     Industrial products segment - SBQ product sales were $17.4 million and $31.9 million in the three and six month periods of fiscal 2000, an increase of 10.6% and 10.7%, respectively, from the comparable periods of fiscal 1999. Second quarter and six month SBQ product shipments increased 14.9% and 18.5%, respectively, from the comparable prior year periods. The average selling price for SBQ products was $411 per ton in the second quarter and $405 per ton for the six month period, a decrease of 4.0% and 6.7%, respectively, from the comparable periods of a year ago.
The decrease in selling price was primarily due to current competitive marketplace conditions for SBQ products.

     Industrial products segment - Adhesives product sales were $10.8 million and $22.0 million for the respective three and six month periods, virtually unchanged from the comparable prior year periods.

     The energy products segment recorded a gross profit of $0.1 million and an operating loss of $2.3 million in the second quarter of fiscal 2000 compared to a gross loss and operating loss of $10.5 million and $12.9 million, respectively, in the second quarter of fiscal 1999. For the fiscal 2000 six month period, the energy products segment recorded a gross loss and operating loss of $6.1 million and $11.0 million, respectively, compared to a gross loss and operating loss of $19.5 million and $24.3 million, respectively, for the prior year period. The reduction in losses from the prior year periods was the result of a significant increase in shipments, improved operating efficiencies resulting from an increase in production levels and, for the second quarter comparative period, improved pricing for welded tubular products. In addition, the prior fiscal year second quarter results were negatively affected by a six week shut-down for installation of our new electric arc furnace at our Newport operations.

     The new electric arc furnace operated at 53% of its expected performance level in the first quarter of fiscal
2000, well below our expectations. However, operating performance improved to 65% in the second fiscal quarter of 2000. We expect further performance improvement in the second half of calendar 2000.

     Selling, general and administrative expense for the energy products segment in the fiscal 2000 second quarter was virtually unchanged from the second quarter of fiscal
1999, but due to the significant increase in sales, it decreased to 3.4% of sales from 8.2% of sales in the comparable fiscal 1999 period.

     The industrial products segment - SBQ products recorded a gross loss of $1.2 million and an operating loss of $1.8 million in the second quarter of fiscal 2000 compared to a gross profit and operating income of $0.9 million and $49 thousand, respectively, in the second quarter of fiscal 1999. For the fiscal 2000 six month period, the gross loss and operating loss was $2.3 million and $3.6 million, respectively, compared to a gross profit of $41 thousand and an operating loss of $1.8 million for the prior year period. Although SBQ shipments increased for both comparative periods, a decline in comparative period selling prices, together with an increase in steel scrap raw material costs, resulted in a decline in gross profit and operating income.

     The industrial products segment - Adhesives gross profit was $2.9 million and $6.0 million, respectively, for the three and six month comparative periods, virtually unchanged from the comparable fiscal 1999 periods. Fiscal 2000 second quarter operating income increased $0.2 million to $0.6 million from the second quarter of fiscal 2000 as a result of lower selling, general and administrative expenses due primarily to a decrease in sales personnel and a decline in information technology related expenses.

     Fiscal 2000 second quarter and six month investment income decreased $1.4 million and $1.8 million, respectively, from the comparable prior year periods due to a decrease in average invested cash and investment balances and realized losses on available for sales securities.

     We exhausted our federal income tax refund capability in fiscal 1999, and as such, tax benefits from operating losses are offset by valuation allowances resulting in no net federal tax benefit being recorded for losses. All recorded amounts for income taxes in fiscal 2000 represent state and local income taxes.

     As a result of the above factors, we reported a loss before extraordinary items of $8.2 million, or a $0.38 loss per basic and diluted share, in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999 loss before extraordinary items of $14.7 million, or a $0.67 loss per basic and diluted share. For the current six month period, we reported a loss before extraordinary items of $21.2 million, or a $0.98 loss per basic and diluted share, compared to a loss before extraordinary items of $26.0 million, or a $1.17 loss per basic and diluted share, for the first six months of fiscal 1999.

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

Liquidity and Capital Resources

     Working capital at April 1, 2000 was $100.4 million compared to $97.6 million at September 25, 1999. The current ratio was 2.5 to 1 at April 1, 2000 compared to 2.7 to 1 at September 25, 1999. At April 1, 2000, we had cash and investments totaling $54.5 million and had no advances against our $50 million revolving credit facility.

     Net cash flows from operating activities were a net use of $23.4 million in the first six months of fiscal 2000. We recorded a net loss of $21.2 million in the first six months of fiscal 2000 compared to a net loss of $29.9 million in the comparable fiscal 1999 period. Major sources of cash from operating activities in the first six months of fiscal 2000 included $11.4 million in non-cash depreciation and amortization charges and a $12.6 million increase in accounts payable due to an increase in business activity. The major uses of cash in operating activities included a $14.0 million and a $10.6 million increase in accounts receivable and inventories due to the increase in business activity and a $3.3 million decrease in accrued liabilities primarily due to payment of accrued costs associated with environmental liabilities.

     Major sources of cash from operating activities in the first six months of fiscal 1999 included $11.1 million in non-cash depreciation and amortization charges; a $6.4 million and $4.7 million decrease in accounts receivable and inventory, respectively, resulting from the decline in business activity; and a $3.2 million decrease in other current assets which resulted primarily from the receipt of refundable federal income taxes. Accrued liabilities increased $2.5 million, in part, due to an increase in costs associated with environmental liabilities. Accounts payable decreased $5.9 million primarily as a result of the decline in business activity.

     We made capital investments totaling $5.3 million in the first six months of fiscal 2000, primarily in the energy products segment. We currently estimate that capital spending for the remaining six months of fiscal 2000 will be approximately $4.3 million.

     Our fiscal 2000 six month financing activities included the use of $0.4 million to repay notes payable and long-term debt and the receipt of $0.4 million from the issuance of common stock.

     Earnings before net interest expense, taxes, depreciation and amortization (EBITDA) were $0.2 million and a negative $5.1 million in the second quarter and first six months of fiscal 2000, respectively, compared to a negative $8.6 million and a negative $15.6 million in the comparable periods of fiscal 1999. EBITDA is calculated as income before extraordinary items plus net interest expense, taxes, depreciation and amortization. EBITDA provides additional information for determining our ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance, as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

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



                 PART II - OTHER INFORMATION


ITEM 4.   Submission of Matters to a Vote of  Security
          Holders

     The annual meeting of shareholders was held on February
10, 2000. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

     1. All nominees for director were elected. The vote was as follows:

                                            For            Against
               Clifford R. Borland      18,077,096         459,537
               Paul C. Borland, Jr.     18,075,321         461,312
               Patrick J.B. Donnelly    18,169,196         367,437
               John B. Lally            18,076,996         459,637
               R. Glen Mayfield         18,169,016         367,617
               Ronald R. Noel           18,075,696         460,937
               Rene J. Robichaud        18,114,051         422,582

     2. The proposal to ratify the Board of Directors' appointment of Arthur Andersen LLP as the Company's independent public accountants for its fiscal year ending September 30, 2000 was approved (For, 18,419,223; Against, 100,990; Abstain, 16,420).

ITEM 6.   Exhibits and Reports on Form 8-K

          a) Exhibits - Reference is made to the Index to Exhibits, which is incorporated herein by reference.

          b)   Reports on Form 8-K

               Current Report on Form 8-K dated February 3,
               2000 reporting under Item 5 the appointment of Rene J. Robichaud as chief executive officer.

               Current Report on Form 8-K dated March 14,
               2000 reporting under Item 5 the retirement of Ronald R. Noel as an officer and director.




                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NS GROUP, INC.



Date:  May 5, 2000        By:  /s/ Rene J. Robichaud
                               Rene J. Robichaud
                               President and Chief
                               Executive Officer



Date:  May 5, 2000        By:  /s/ Thomas J. Depenbrock
                               Thomas J. Depenbrock
                               Vice President, Treasurer and
                               Chief Financial Officer

                      INDEX TO EXHIBITS


     Number       Description

     3.1     Amended and Restated Articles of
             Incorporation of Registrant,
             filed as Exhibit 3.1 to Amendment No. 1 to
             Registrant's Form S-1
             dated January 17, 1995, File No. 33-56637, and incorporated herein by this reference

     3.2     Amended and Restated By-Laws of
             Registrant, dated November 4,
             1999, filed as Exhibit 3.2 to Company's Form
             10-Q for the fiscal quarter ended January 1, 2000, File No. 1-9838, and incorporated herein by this reference.

     10.1 Consulting Agreement between the Company and Ronald R. Noel, filed herewith*

     27   Financial Data Schedule



* Indicates management contract or compensatory plan or arrangement in which one or more directors or executive officers of the Company participates or is a party.