Form 10-Q
period 2000-07-01
NS GROUP INC
filed 2000-08-11
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549



                            FORM 10-Q


    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   July 1, 2000

                               OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common stock, no par value                22,007,562
       (Class)                    (Outstanding at August 4, 2000)



                         NS GROUP, INC.

                             INDEX




                                                       Page No.

PART I    FINANCIAL INFORMATION



Item 1.   Financial Statements (Unaudited)

      Condensed Consolidated Statements of Operations          3
      Condensed Consolidated Balance Sheets                    4
      Condensed Consolidated Statements of Cash Flows          5
      Notes to Condensed Consolidated Financial Statements     6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 11

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                         18



PART II   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                    19

PART I         FINANCIAL INFORMATION

                             NS GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts)
                             (Unaudited)

                                Three Months Ended   Nine Months Ended
                                 July 1,   June 26,  July 1,  June 26,
                                  2000      1999      2000      1999

NET SALES
                                 $106,813  $59,582   $293,546  $170,311
COST AND EXPENSES
   Cost of products sold
                                  102,939   63,186    292,119   187,285
   Selling and administrative
   expenses                         7,402    6,309     21,879    19,967

   Operating income (loss)         (3,528)  (9,913)   (20,452)  (36,941)

OTHER INCOME (EXPENSE)
   Investment income                  581    1,617      2,015     4,832
   Interest expense                (2,921)  (2,884)    (8,985)   (8,691)
   Other, net                       1,788    2,636      2,251     2,911

   Income (loss) before income
   taxes and extraordinary items   (4,080)  (8,544)   (25,171)  (37,889)

PROVISION (CREDIT) FOR INCOME
TAXES                                  37       37        111    (3,268)

Income (loss) before
extraordinary items                (4,117)  (8,581)   (25,282)  (34,621)

EXTRAORDINARY ITEMS                     -        -          -    (3,837)

Net income (loss)                 $(4,117) $(8,581)  $(25,282) $(38,458)


PER COMMON SHARE (BASIC AND
DILUTED)
   Income (loss) before
   extraordinary items              $(.19)   $(.40)    $(1.17)   $(1.58)
   Extraordinary items                  -        -          -      (.17)

   Net income (loss)                $(.19)   $(.40)    $(1.17)   $(1.75)

 WEIGHTED AVERAGE SHARES
    OUTSTANDING
  Basic and diluted                21,632   21,417     21,538    21,995


See accompanying  notes to condensed consolidated financial statements.

                        NS GROUP, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands) (Unaudited)


                                  July 1,      September
                                   2000        25, 1999
CURRENT ASSETS
     Cash                        $ 2,121     $   1,073
     Short-term investments       37,091        30,032
     Accounts receivable, less
     allowance for doubtful
     accounts of $903 and
     $837, respectively           54,562        40,924
     Inventories                  66,675        56,659
     Other current assets         23,121        26,093
        Total current assets     183,570       154,781

PROPERTY, PLANT AND EQUIPMENT    336,583       330,477
     Less - accumulated
        depreciation            (203,789)     (187,330)
                                 132,794       143,147

LONG-TERM INVESTMENTS             24,575        54,560

OTHER ASSETS                       6,346         7,307

        Total assets            $347,285      $359,795

CURRENT LIABILITIES
  Accounts and notes payable    $ 36,885      $ 28,923
     Accrued liabilities          32,787        28,087
     Current portion of
     long-term debt                  202           198
         Total current
          liabilities             69,874        57,208

LONG-TERM DEBT                    73,203        72,833

DEFERRED TAXES                     8,602         8,602

SHAREHOLDERS' EQUITY
     Common stock, no par value  282,418       280,051
     Treasury stock              (23,644)      (23,676)
     Common stock options and
       warrants                      457           896
     Accumulated other
       comprehensive loss         (5,976)       (3,784)
     Accumulated deficit         (57,649)      (32,335)
        Total shareholders'
        equity                   195,606       221,152

        Total liabilities and
        shareholders' equity    $347,285      $359,795


 See accompanying notes to condensed consolidated financial statements.

                       NS GROUP, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (In thousands) (Unaudited)

                                          For the Nine Months Ended
                                           July 1,       June 26,
                                            2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                        $(25,282)       $(38,458)
Adjustments to reconcile net income
(loss) to net cash flows from operating
activities:
      Depreciation and amortization        16,872          16,497
      Amortization of debt discount and
       finance costs                          853             971
      Decrease in long-term deferred
        taxes                                   -          (3,371)
      Gain on disposal of equipment           (72)              -
      Losses on sales of investments        1,396             292
      (Increase) decrease in accounts
        receivable, net                   (13,638)          7,766
      (Increase) decrease  in
       inventories                        (10,280)          6,321
      Decrease in other current assets      2,972           3,728
      Increase (decrease) in accounts
       payable                              8,286          (4,763)
      Increase in accrued liabilities       4,770           2,613

         Net cash flows from operating
         activities                       (14,123)         (8,404)

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property, plant and
      equipment                            (6,108)        (24,609)
      Proceeds from sale of equipment         211               -
      Net sales of long-term investments   26,303          10,062
      (Increase) decrease in other
       assets                                 494            (172)

      Net cash flows from investing
      activities                           20,900         (14,719)

CASH FLOWS FROM FINANCING ACTIVITIES
      Decrease in notes payable              (394)           (216)
      Repayments in long-term debt           (151)         (4,626)
      Proceeds from issuance of common
       stock                                1,875              34
      Purchases of treasury stock               -          (7,683)

         Net cash flows from financing
         activities                         1,330         (12,491)

         Net increase (decrease) in cash
         and short-term investments         8,107         (35,614)

Cash and short-term investments:
       At beginning of period              31,105          66,472

       At end of period                   $39,212         $30,858

Cash paid (received) during the period
for:
       Interest                           $ 5,092         $ 5,260
       Income taxes, net of refunds       $   150         $(3,017)


See accompanying notes to condensed consolidated financial statements

                       NS GROUP, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


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

     The accompanying information reflects, in the opinion of management, all adjustments (which consist of only normal recurring adjustments) necessary to present fairly the results for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Reference should be made to NS Group, Inc.'s Form 10-K, as amended, for the fiscal year ended September 25, 1999 for additional footnote disclosure, including a summary of significant accounting policies.

     Earnings Per Share

     Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities that could result in additional common shares being issued which, for the Company, are comprised of stock options and warrants only.

     Securities that could potentially result in dilution of basic EPS through the issuance of 2.5 million shares of the Company's common stock were not included in the computation of diluted EPS for the third quarter and nine month periods of fiscal 2000, respectively, because they were antidilutive.

     Noncash Transaction

     In the third quarter of fiscal year 2000, warrants exercisable at a price of $8.00 per share for 272,481 common shares of the Company were exercised on a cashless basis resulting in the issuance of 151,125 shares.

     Fiscal Year-End

     The Company's fiscal year ends on the last Saturday of September. The first quarter and nine month periods of fiscal 2000 and 1999 are 14 and 13 week and 27 and 26 week periods, respectively.

Note 2:   Comprehensive Income

     The Company's other comprehensive income currently consists solely of unrealized gains and losses on available-for-sale securities. Comprehensive income was as follows ($000's):

                      Three Months Ended       Nine Months Ended
                       July 1,  June 26,       July 1,   June 26,
                        2000      1999          2000      1999

Net income (loss)     $(4,117)  $(8,581)      $(25,282) $(38,458)
Unrealized (losses)
 on available-for-
 sale securities         (164)   (1,150)        (2,192)     (434)

Comprehensive income
 (loss)               $(4,281)  $(9,731)      $(27,474) $(38,892)


Note 3:   Other Income, Net

     In the third quarter of both fiscal 2000 and fiscal 1999, the Company received claim settlements pertaining to the Company's purchases of electrodes in the years from 1992 to 1997. The settlements increased Other Income, net by $1.7 million in 2000 and $2.8 million in 1999, or $.08 and $.13 per diluted share, respectively.

Note 4:   Business Segment Information

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

     The Company's Industrial Products - SBQ segment consists of special bar quality (SBQ) products used primarily in the manufacture of heavy industrial equipment.

     The Company's Industrial Products - Adhesives segment consists of industrial adhesives products used in various product assembly applications.

The following table sets forth selected financial information by reportable business segment in thousands of dollars.

                          Net Sales         Operating Income (Loss)
Three Months Ended    July 1,   June 26,       July 1,   June 26,
                       2000       1999          2000       1999

Energy Products      $81,627    $35,632       $(1,069)   $(9,536)
Industrial
Products - SBQ        14,062     12,611        (1,504)      (538)
Industrial
Products -
Adhesives             11,124     11,339           796      1,013
Corporate
allocations                -          -        (1,751)      (852)

Total               $106,813    $59,582       $(3,528)   $(9,913)


                        Net Sales         Operating Income (Loss)
Nine Months Ended    July 1,  June 26,      July 1,    June 26,
                      2000      1999         2000        1999

Energy Products    $214,439   $95,940      $(12,099)  $(33,818)
Industrial
Products - SBQ       45,946    41,420        (5,079)    (2,309)
Industrial
Products -
   Adhesives         33,161    32,951         1,641      1,900
Corporate
allocations               -         -        (4,915)    (2,714)

Total              $293,546  $170,311      $(20,452)  $(36,941)



   Total assets as of July 1, 2000 were $213.1 million for the Energy Products segment; $43.0 million for the Industrial Products - SBQ segment; $9.0 million for the Industrial Products - Adhesives segment and $82.2 million for Corporate.

   Note 5:  Inventories

        Inventories are stated at the lower of FIFO (first-in, first-out) cost or market, or the lower of average cost or market. At July 1, 2000 and September 25, 1999, inventories consisted of the following components ($000's):

                                  July 1,       September 25,
                                   2000              1999

     Raw materials                $11,284           $ 9,707
     Semi-finished and
       finished goods              55,391            46,952
                                  $66,675           $56,659

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

     In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at the Company's welded tubular facilities, resulting in the contamination of a quantity of electric arc furnace dust. The Company has completed disposal of the dust at a USEPA approved facility. Documentation of the storage site clean-up has been submitted to Kentucky regulatory authorities and the Company is awaiting approval of the clean closure.

     The Company believes that it is currently in compliance in all material respects with all applicable environmental regulations. The Company cannot predict the level of required capital expenditures or operating costs that may result from future environmental regulations.

     Capital expenditures for the next twelve months relating to environmental control facilities are expected to be approximately $1.7 million. Such expenditures could be influenced by new or revised environmental regulations and laws or new information or developments with respect to the Company's operating facilities.

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

Note 7:  Summarized Financial Information

     The Company's Senior Secured Notes are unconditionally guaranteed in full, jointly and severally, by each of the Company's subsidiaries (Subsidiary Guarantors), each of which is wholly-owned. Separate financial statements of the Subsidiary Guarantors are not presented because they are not deemed material to investors. All significant intercompany accounts and transactions between the Subsidiary Guarantors have been eliminated. Summarized financial information of the Subsidiary Guarantors, in thousands of dollars, is presented below.

                                        July 1,    September 25,
                                          2000          1999

     Current assets                     $138,179       $115,172
     Non-current assets                 $137,024       $148,858
     Current liabilities                $ 59,352       $ 50,357

     Payable to parent                  $215,652       $192,090
     Other non-current liabilities         1,029          1,184
          Total non-current liabilities $216,681       $193,274

                       Three Months Ended           Nine Months Ended
                       July 1,    June 26,          July 1,   June 26,
                        2000        1999             2000       1999

Net sales             $106,813     $59,582         $293,546    $170,311
Gross profit (loss)   $  3,874     $(3,604)        $  1,427    $(16,974)
Income (loss) before
extraordinary items   $ (5,058)    $(7,557)        $(27,450)   $(37,784)
Net income (loss)     $ (5,058)    $(7,557)        $(27,450)   $(41,184)

                       NS GROUP, INC.

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

General Overview

     We conduct our business within three business segments:

     -    Energy Products
     -    Industrial Products - SBQ
     -    Industrial Products - Adhesives


     Our Energy Products segment includes welded and seamless tubular goods, primarily used in oil and natural gas drilling and production operations, referred to as oil country tubular goods, or OCTG. We also produce welded and seamless line pipe products used in the transmission of oil and natural gas. Further, we produce a limited amount of other tubular products and hot rolled coils.

     Our Industrial Products - SBQ segment, includes products used in a variety of industrial applications such as farm equipment, heavy machinery, construction and off-road vehicles.

     Our Industrial Products - Adhesives segment includes adhesives products used in a variety of industrial product assembly applications and footwear finishes.

     You should read Note 4 to the unaudited condensed consolidated financial statements included in this report for selected financial information by business segment.

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

     Demand for our OCTG products began to rise in the first half of fiscal 2000 as increasing oil and natural gas prices led to an increase in domestic drilling activity. The average number of oil and natural gas drilling rigs in operation in the United States, which is referred to as "rig count", rose to 848 in the third quarter of fiscal 2000 and was 797 for the first nine months of fiscal 2000, compared to 522 and 589, respectively, for the comparable prior fiscal year periods. Market conditions have continued to improve as rig count has increased to 981 as of August 4, 2000. As a result, we will realize improved pricing and expect a return to profitability in the fourth quarter of fiscal 2000.

     The Company's net sales, gross profit (loss), operating income (loss) and tons shipped by business segment for the three and nine month periods ended July 1, 2000 and June 26, 1999 are summarized in the following table.
The first quarters of fiscal 2000 and 1999 are 14 and 13 week periods, respectively. As such, the increases and decreases in operating results for the nine month comparative periods, as discussed below, were partially attributable to the additional week of operations in the first quarter of fiscal 2000.

                                    (Dollars in thousands)
                           Three Months Ended   Nine Months Ended
                           July 1,   June 26,    July 1, June 26,
                            2000       1999       2000     1999
 Net sales
   Energy Products         $81,627    $35,632    $214,439  $ 95,940
   Industrial Products
    - SBQ                   14,062     12,611      45,946    41,420
   Industrial Products
    - Adhesives             11,124     11,339      33,161    32,951
                          $106,813    $59,582    $293,546  $170,311


 Gross profit (loss)
      Energy Products     $  1,828    $(7,146)   $ (4,312) $(26,621)
      Industrial Products
       - SBQ                  (999)       245      (3,279)      286
      Industrial Products
       - Adhesives           3,045      3,297       9,018     9,361
                          $  3,874    $(3,604)    $ 1,427  $(16,974)



 Operating income (loss)
      Energy Products     $ (1,069)   $(9,536)   $(12,099) $(33,818)
      Industrial Products
       - SBQ                (1,504)      (538)     (5,079)   (2,309)
      Industrial Products
       - Adhesives             796      1,013       1,641     1,900
                            (1,777)    (9,061)    (15,537)  (34,227)

      Corporate
       allocations          (1,751)      (852)     (4,915)   (2,714)
                           $(3,528)   $(9,913)   $(20,452) $(36,941)

 Tons shipped
      Energy Products:
       Welded tubular
        products           110,200      66,100    316,200   155,800
       Seamless
        tubular products    41,700      15,400    111,600    44,800
           Other               700       2,600      1,700     5,800
                           152,600      84,100    429,500   206,400

      Industrial Products
        - SBQ               33,900      31,400    112,600    97,800
                           186,500     115,500    542,100   304,200

     Net sales in the third quarter of fiscal 2000 were $106.8 million, an increase of 79.3% from the third quarter of fiscal 1999. For the fiscal 2000 nine month period, net sales were $293.5 million, a 72.4% increase over the comparable prior year period. Virtually all of the increase was attributable to our energy products segment.

     We reported a loss before extraordinary items of $4.1 million, or a $.19 loss per basic and diluted share, in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 loss before extraordinary items of $8.6 million, or a $.40 loss per basic and diluted share. For the current nine month period, we reported a loss before extraordinary items of $25.3 million, or a $1.17 loss per basic and diluted share, compared to a loss before extraordinary items of $34.6 million, or a $1.58 loss per basic and diluted share, for the first nine months of fiscal 1999.

ENERGY PRODUCTS

     Energy Products segment sales were $81.6 million and $214.4 million in the three and nine month periods of fiscal 2000, an increase of 129.1% and 123.5%, respectively, from the comparable periods of fiscal 1999. Third quarter shipments of energy products were 152,600 tons, an increase of 81.5% from the comparable prior year period. For the nine months, energy product shipments were 429,500 tons, an increase of 108.1%. The increase was substantially the result of an increase in shipments of our OCTG products as rig count increased significantly over the prior year periods. The average selling price for our welded and seamless tubular products was $440 and $780 per ton, respectively, in the fiscal 2000 third quarter. This is an increase of 22.6% for welded products, and an 8.8% increase for seamless product, from the comparable quarter of a year ago and an increase of 5.8% and 6.4% from the second quarter of fiscal 2000. We believe there will be continued strength in the energy markets and expect fiscal 2000 fourth quarter selling prices to improve further over the third quarter of fiscal 2000.

     Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from certain foreign countries in response to antidumping and countervailing duty cases filed by several U.S. companies. The U.S. government is currently conducting "sunset reviews" of the duties to determine whether such orders should be revoked. These reviews are expected to be completed by July 2001.

     In response to petitions filed with the U.S. government by us and certain other line pipe producers, import relief was granted to the line pipe industry effective March 1, 2000. This relief is in the form of tariffs applied for three years to certain imports of line pipe from countries other than Canada and Mexico.

     While the above mentioned actions have benefited domestic OCTG and line pipe producers, we cannot predict the U.S. government's future actions regarding these duties and tariffs or any other future actions regarding import duties or other trade restrictions on imports of OCTG and line pipe products.

     The Energy Products segment recorded a gross profit of $1.8 million and an operating loss of $1.1 million in the third quarter of fiscal 2000 compared to a gross loss and operating loss of $7.1 million and $9.5 million, respectively, in the third quarter of fiscal 1999. For the fiscal 2000 nine month period, the Energy Products segment recorded a gross loss and operating loss of $4.3 million and $12.1 million, respectively, compared to a gross loss and operating loss of $26.6 million and $33.8 million, respectively, for the prior year period. The reduction in losses from the prior year periods was the result of a significant increase in shipments, improved operating efficiencies resulting from an increase in production levels and, particularly, for the third quarter comparative period, improved pricing for welded and seamless tubular products. In addition, the prior fiscal year nine month results were negatively affected by a six week shut-down for installation of our new electric arc furnace at our welded tubular operations during the second quarter of fiscal 1999.

     Selling, general and administrative expense for the Energy Products segment in the fiscal 2000 third quarter increased $0.5 million from the third quarter of fiscal
1999, but due to the significant increase in sales, it decreased to 3.6% of sales from 6.7% of sales in the comparable fiscal 1999 periods.

INDUSTRIAL PRODUCTS - SBQ

     Industrial Products - SBQ segment product sales were $14.1 million and $45.9 million in the three and nine month periods of fiscal 2000, an increase of 11.5% and 10.9%, respectively, from the comparable periods of fiscal
1999. Third quarter and nine month SBQ product shipments increased 8.0% and 15.1%, respectively, from the comparable prior year periods. The average selling price for SBQ products was $415 per ton in the third quarter and $408 per ton for the nine month period, an increase of 3.2% and a decrease of 3.8%, respectively, from the comparable periods of a year ago.

     Industrial Products - SBQ segment products recorded a gross loss of $1.0 million and an operating loss of $1.5 million in the third quarter of fiscal 2000 compared to a gross profit of $0.2 million and an operating loss of $0.5 million, respectively, in the third quarter of fiscal 1999. For the fiscal 2000 nine month period, the gross loss and operating loss were $3.3 million and $5.1 million, respectively, compared to a gross profit of $0.3 million and an operating loss of $2.3 million for the prior year periods. Although SBQ shipments increased for both comparative periods, increases in comparative period selling prices were not sufficient to offset increases in steel scrap raw material costs and other operating costs, resulting in a decline in gross profit and operating income.

INDUSTRIAL PRODUCTS - ADHESIVES

     Industrial Products - Adhesives segment product sales were $11.1 million and $33.2 million for the respective three and nine month periods, virtually unchanged from the comparable prior year periods.

     Gross profit was $3.0 million and $9.0 million, respectively, for the three and nine month comparative periods, virtually unchanged from the comparable fiscal 1999 periods. Fiscal 2000 third quarter and nine month operating income decreased $0.2 million and $0.3 million, respectively, from the comparable prior year periods.

INVESTMENT INCOME

     Fiscal 2000 third quarter and nine month investment income decreased $1.0 million and $2.8 million,respectively, from the comparable prior year periods due to a decrease in average invested cash and investment balances and realized losses on available-for-sale securities.

INCOME TAXES

     We exhausted our federal income tax refund capability in fiscal 1999, and as such, tax benefits from operating losses are offset by valuation allowances resulting in no net federal tax benefit being recorded for losses. All recorded amounts for income taxes in fiscal 2000 represent state and local income taxes.

EXTRAORDINARY ITEMS

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

     In the first quarter of fiscal 1999, we incurred prepayment costs and expensed unamortized debt issuance costs in connection with the early retirement of $4.0 million principal amount of long-term indebtedness, resulting in an extraordinary charge of $0.4 million, net of applicable income tax benefit of $0.1 million.

Liquidity And Capital Resources

     Working capital at July 1, 2000 was $113.7 million compared to $97.6 million at September 25, 1999. The current ratio was 2.6 to 1 at July 1, 2000 compared to 2.7 to 1 at September 25, 1999. At July 1, 2000, we had cash and investments totaling $63.8 million and had no advances against our $50 million revolving credit facility.

     Net cash flows from operating activities were a net use of $14.1 million in the first nine months of fiscal 2000.
We recorded a net loss of $25.3 million in the first nine months of fiscal 2000 compared to a net loss of $38.5 million in the comparable fiscal 1999 period. Major sources of cash from operating activities in the first nine months of fiscal 2000 included $17.7 million in non-cash depreciation and amortization charges and an $8.3 million increase in accounts payable due to an increase in business activity. The major uses of cash in operating activities included a $13.6 million and a $10.3 million increase in accounts receivable and inventories, respectively, due to the increase in business activity and a $4.8 million decrease in accrued liabilities primarily due to payment of accrued costs associated with environmental liabilities.

     Major sources of cash from operating activities in the first nine months of fiscal 1999 included $17.5 million in non-cash depreciation and amortization charges; a $7.8 million and $6.3 million decrease in accounts receivable and inventory, respectively, resulting from the decline in business activity; and a $3.7 million decrease in other current assets which resulted primarily from the receipt of refundable federal income taxes. Accrued liabilities increased $2.6 million, in part, due to an increase in costs associated with environmental liabilities. Accounts payable decreased $4.8 million primarily as a result of the decline in business activity.

     We made capital investments totaling $6.1 million in the first nine months of fiscal 2000, primarily in the Energy Products segment. We currently estimate that capital spending for the remaining three months of fiscal 2000 will be approximately $2.5 million.

     Our fiscal 2000 nine month financing activities included the use of $0.5 million to repay notes payable and long-term debt and the receipt of $1.9 million from the issuance of common stock through company stock option plans and warrants.

     Earnings before net interest expense, taxes, depreciation and amortization (EBITDA) were $3.8 million and a negative $1.3 million in the third quarter and first nine months of fiscal 2000, respectively, compared to a negative $1.9 million and a negative $17.5 million in the comparable periods of fiscal 1999. EBITDA is calculated as income before extraordinary items plus net interest expense, taxes, depreciation and amortization. EBITDA provides additional information for determining our ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance, as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

     We believe that our current available cash and investments, our cash flow from operations and our borrowing sources will be sufficient to meet anticipated operating cash requirements, including capital expenditures, for at least the next twelve months.

OTHER MATTERS

     You should read Note 6 to the notes to condensed consolidated financial statements for information pertaining to commitments and contingencies.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

          b)   Reports on Form 8-K

               Current Report on Form 8-K dated April 24,
               2000 reporting under Item 5 the election of three directors of the Company effective
               April 20, 2000.

                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               NS GROUP, INC.



Date: August 11, 2000          By:/s/ Rene J. Robichaud
                               Rene J. Robichaud
                               President and Chief
                               Executive Officer



Date: August 11, 2000          By:/s/ Thomas J. Depenbrock
                               Thomas J. Depenbrock
                               Vice President, Treasurer and
                               Chief Financial Officer

                      INDEX TO EXHIBITS


    Number         Description

     3.1           Amended and Restated Articles of
                   Incorporation of Registrant, filed as Exhibit 3.1 to Amendment No. 1 to Registrant's Form S-1 dated January 17, 1995, File No. 33-56637, and incorporated herein by this reference.

     3.2 Amended and Restated By-Laws of Registrant, dated November 4, 1999, filed as Exhibit 3.2 to Company's Form 10-Q for the fiscal quarter ended January 1, 2000, File No. 1-9838, and incorporated herein by this reference.

     10.1          Employment Agreement between the Company and William W.
                   Beible, Jr., dated May 8, 2000 filed herewith.*

     10.2 Change of Control Severance Agreement between the Company and William W. Beible, Jr., dated May 8, 2000 filed herewith.*

     10.3 Salary Continuation Agreement between the Company and William W. Beible, Jr., dated May 8, 2000 filed herewith.*

     10.4 Company's 2000 Non-Employee Director Stock Option Plan filed herewith.*

     27            Financial Data Schedule





*Indicates management contract or compensatory plan or arrangement in which one or more directors or executive officers of the Company participates or is a party.