Form 10-K
period 2000-09-30
NS GROUP INC
filed 2000-12-21
CIK 745026

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                         FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
               COMMISSION FILE NUMBER 1-9838


                         NS GROUP, INC
      (Exact name of registrant as specified in its charter)


            Kentucky                        61-0985936
    (State of Incorporation)  (I.R.S. Employer Identification Number)

             530 West Ninth Street, Newport, Kentucky  41071
                (Address of principal executive offices)

Registrant's telephone number, including area code (859) 292-6809

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class           Name of each exchange on which registered
  Common Stock, no par value            New York Stock Exchange
  Preferred Stock Purchase Rights       New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x ]

     Based on the closing sales price of December 1, 2000, as reported in The Wall Street Journal, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $116.1 million.

     The number of shares outstanding of the registrant's
Common Stock, no par value, was 20,927,482 at December 1, 2000.

Documents Incorporated by Reference

     Part III incorporates certain information by reference from the Company's Proxy Statement dated December 26, 2000 for the Annual Meeting of Shareholders on February 15, 2001
("Proxy").



Table of Contents



PART I                                                Page
  Item 1.   Business                                     3
  Item 2.   Properties                                  10
  Item 3.   Legal Proceedings                           11
  Item 4.   Submission of Matters to a Vote of
              Security Holders                          11

PART II

   Item 5.  Market for Registrant's Common Equity
              and Related Stockholder Matters           12
   Item 6.  Selected Consolidated Financial Data        13
   Item 7.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                             14
   Item 7A. Quantitative and Qualitative
              Disclosures About Market Risk             24
   Item 8.  Financial Statements and Supplementary
              Data                                      24
   Item 9.  Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                      58


PART III

  Item 10. Directors and Executive Officers of
             the Registrant                             58
  Item 11. Executive Compensation                       58
  Item 12. Security Ownership of Certain Beneficial
             Owners and Management                      58
  Item 13. Certain Relationships and Related
             Transactions                               58


PART  IV

  Item 14. Exhibits, Financial Statement Schedules
             and Reports on Form 8-K                    59


     The matters discussed or incorporated by reference in this Report on Form 10-K that are forward-looking statements (as defined in the Private Securities Litigation Reform Act of
1995) involve risks and uncertainties. These risks and uncertainties may cause the actual results or performance of the Company to differ materially from any future results or performance expressed or implied by such forward-looking statements. See the introductory paragraph of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report and Exhibit 99.1 to this Form 10-K for a discussion of risks and uncertainties.



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

     In October 2000 we sold our wholly-owned subsidiary, Imperial Adhesives, Inc. for approximately $26.7 million in cash. See Note 2 to the Consolidated Financial Statements for additional information.

     We conduct business in two industry segments: the Energy Products Segment and the Industrial Products Segment. See the segment data included in Management's Discussion and Analysis of Financial Condition and Result of Operations and Note 3 to the Consolidated Financial Statements, which contains additional information pertaining to industry segment data.

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


     OCTG products are produced in numerous diameter sizes, gauges, grades and end finishes. We manufacture most of our OCTG products to American Petroleum Institute ("API") specifications. The grade of pipe used in a particular application depends on technical requirements for strength, corrosion resistance and other performance qualities. OCTG products are generally classified into groupings of "carbon" and "alloy" grades. Carbon grades of OCTG products have lower yield strength than alloy grades and therefore are generally used in shallower oil and natural gas wells than alloy grades. The majority of our welded tubular products are carbon grade and the majority of our seamless products are alloy grade.

     Carbon and alloy grades of OCTG products are manufactured by both welded and seamless producers. Welded products are produced by processing flat rolled steel into strips that are cold-formed, welded, heat-treated or seam-annealed and end-finished with threads and couplings. Seamless products are produced by individually heating and piercing solid steel billets into pipe and then end finishing the pipe in a manner similar to welded pipe. The seamless manufacturing process involves higher costs than the welded process and, as a result, seamless products are generally priced higher than comparably sized welded products.

     Demand for our OCTG products is cyclical in nature, being dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is largely a function of the current and anticipated prices of oil and natural gas. In addition, shipments by domestic producers of OCTG products may be positively or negatively affected by the amount of inventory held by producers, distributors and end users, as well as imports of OCTG products from foreign producers.

     The average number of oil and gas drilling rigs operating in the United States, U.S. domestic shipments of OCTG products (excluding exports) and imports of OCTG products for the last three fiscal years were as follows (Source: Baker Hughes, Preston Pipe Report and Company estimates.):

                                   2000      1999      1998
 Average U.S. drilling rig count    844       602       905
 OCTG shipments (millions of tons)  2.1       0.9       1.8
 OCTG imports (million of tons)     0.6       0.1       0.4


     Demand for line pipe is only partially dependent on oil and natural gas drilling activities. Line pipe demand is also dependent on factors such as the level of pipeline construction activity, line pipe replacement requirements, new residential construction and gas utility purchasing programs. Overall, total shipments by domestic line pipe producers (excluding exports) were 1.4 million tons in fiscal 2000, 1.9 million tons in each fiscal 1999 and fiscal 1998. Total domestic shipments of line pipe product 16 inches in diameter and smaller, the product sizes that we produce, were 1.1 million tons in fiscal 2000, 0.7 million tons in fiscal 1999 and 0.9 million tons in fiscal 1998.

     Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from certain foreign countries in response to antidumping and countervailing duty cases filed by several U.S. pipe manufacturing companies. The U.S. government is currently conducting "sunset reviews" of the duties to determine whether such orders should be revoked. These reviews are expected to be completed by July 2001.

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

Products

     Our welded OCTG products are used primarily as casing in oil and natural gas wells during drilling operations. Casing forms the structural wall of oil and natural gas wells to provide support and prevent caving during drilling operations and is generally not removed after it has been installed in a well. Welded OCTG products are generally used when higher strength is not required, typically in wells less than 10,000 feet in depth. We sell our welded OCTG products in both a plain end (unthreaded) condition as well as a threaded and coupled product in both carbon and alloy grades. Our welded tubular products range in size from 4.5 to 16.0 inches in outside diameter.

     Our seamless OCTG products are used as drill pipe, casing and production tubing. Drill pipe is used and may be reused to drill several wells. Production tubing is placed within the well and is used to convey oil and natural gas to the surface. Our seamless OCTG products are primarily sold as a finished threaded and coupled product in both carbon and alloy grades. Compared to similarly sized welded products, seamless production tubing and casing are better suited for use in hostile drilling environments such as deeper wells or off-shore drilling because of their greater strength and durability. The majority of our seamless OCTG product sales are of production tubing in sizes ranging from 1.9 inches to 5 inches in outside diameter.

     Our line pipe products are used primarily in gathering lines for the transportation of oil and natural gas at the drilling site and in transmission lines by both gas utility and transmission companies. Line pipe products are coated and shipped as a plain end product. The majority of our line pipe sales are welded products.

     Our OCTG products are inspected and tested to ensure that they meet or exceed API specifications. Products that do not meet specification are classified as less than prime products and are sold for use in other applications at substantially reduced prices.
     In addition, we also sell a limited amount of other products, including standard pipe, piling and hot rolled coil.

Markets and Distribution

     We sell our energy related tubular products to customers through an in-house sales force. Nearly all of our OCTG products are sold to domestic distributors, some of whom subsequently sell our products into the international marketplace. The primary geographic markets for our seamless OCTG products have been the southwest United States and various foreign markets, including offshore applications. We have historically marketed our welded OCTG products in the east, central and southwest regions of the United States. In these areas, shallow oil and natural gas drilling and exploration activity utilize welded tubular products.

Customers

     We have approximately 185 tubular product customers. Our OCTG and line pipe products are used by super-major, major and independent oil and natural gas exploration and production companies in drilling and production applications. Line pipe products are also used by gas utility and transmission companies. Substantially all of our OCTG products are sold to domestic distributors. Line pipe products are sold to both domestic distributors and directly to end users. We have long-standing relationships with many of our larger customers; however, we believe that we are not dependent on any one customer and that we could, over time, replace lost sales attributable to any one customer. In fiscal 2000, Bourland & Leverich, a distributor of our products, accounted for 14% of our total net sales.

Competition

     The markets for our tubular products are highly competitive and cyclical. Principal competitors in our primary markets include domestic and foreign integrated producers, mini-mills and welded tubular product processing companies. We believe that the principal competitive factors affecting our business are price, quality and customer service.

     In the welded OCTG and line pipe market, we compete against certain manufacturers who purchase hot rolled coils for further processing into welded OCTG and line pipe products. The cost of finished tubular products for these manufacturers is largely dependent on the market price of hot rolled coils. Depending on market supply and demand for hot rolled coils, these tubular manufacturers may purchase hot rolled coils at a lower or higher cost than our cost to manufacture hot rolled coils. Increases or decreases in imports of hot rolled coils can also impact the market price for hot rolled coils.

     Our principal domestic competitors in the welded tubular market are Lone Star Steel Company, Maverick Tube Corporation, LTV Corporation and IPSCO Steel, Inc. In the small diameter seamless OCTG market in which we compete, our principal competitors include the U.S. Steel Group and a number of foreign producers.

Manufacturing

     We manufacture welded tubular products at our facilities located near Newport, Kentucky. Our seamless tubular products are manufactured at our facilities located in Ambridge, Pennsylvania. During fiscal 2000, we made capital investments of $7.2 million ($26.6 million in fiscal 1999) in our energy products business segment to improve quality, increase productivity and expand product range. The rated annual capacities of our welded and seamless tubular facilities are 570,000 tons and 250,000 tons, respectively. Capacity utilization of the welded tubular facilities during fiscal 2000 was 73%, and capacity utilization for the seamless tubular facilities during fiscal 2000 was 69%.

     We process and finish our tubular products at facilities located at (i) the Port of Catoosa, near Tulsa, Oklahoma, (ii) Baytown, Texas, located near Houston, Texas; and (iii) the Seamless facilities located in Ambridge, Pennsylvania. Our finishing processes include upsetting, which is a forging process that thickens tube ends; heat treating, which is a furnace operation designed to strengthen the steel; straightening; non-destructive testing; coating for rust prevention; and threading.

     All of our tube-making and finishing facilities are located on or near major rivers or waterways, enabling us to transport our tubular products into the southwest by barge. We ship substantially all of our seamless and welded OCTG products destined for the southwest region by barge, which is a lower cost alternative to rail and truck shipping.

     We manufacture our tubular products in a mini-mill
environment.   The term mini-mill connotes a smaller,
relatively low cost mill that typically uses steel scrap as its basic raw material and offers a limited range of products. At our Welded and Seamless facilities, steel scrap is melted in electric arc furnaces and poured into continuous casting machines. A hot strip rolling mill converts continuous cast slabs into hot rolled coils at the Welded facility. Hot rolled coils are slit and formed into welded tubular products at two welded pipe-making facilities. At the Seamless facility, continuous cast tube rounds are reheated, pierced and rolled to specific size and wall thickness.

     The Welded and Seamless melt shops rated annual capacities are 700,000 tons and 450,000 tons, respectively.
Capacity utilization in fiscal 2000 was 56% for the Welded facility and 76% for the Seamless facility.

Raw Materials and Supplies

     The primary raw material used in our energy products segment is steel scrap, which is generated principally from industrial, automotive, demolition, railroad and other steel scrap sources. We purchase steel scrap either through scrap brokers or directly in the open market. The long-term demand for steel scrap in the domestic steel industry may increase as steel-makers continue to expand steel scrap-based electric arc furnace and thin slab casting capacities. For the foreseeable future, however, we believe that supplies of steel scrap will continue to be available in sufficient quantities at competitive prices.

     In addition, a number of technologies exist for the processing of iron ore into forms which may be substituted for steel scrap in electric arc furnace-based steel-making operations. Such forms include direct-reduced iron, iron carbide and hot-briquetted iron.

     Our melt shop facilities consume significant amounts of electricity. We currently purchase electricity from utility companies located near our mini-mill facilities pursuant to various contracts. The contracts provide for unlimited power demand and discounted rates in return for the utilities' right to periodically curtail service during periods of peak demand. These curtailments are generally limited to a few hours and historically have had a negligible impact on our operations.

Industrial Products Segment - Special Bar Quality Products

General

     The bar product market represents the second largest segment of the steel market. Total fiscal 2000 shipments by domestic producers of hot rolled bar (which includes our SBQ products) were approximately 8.4 million tons. Bar products are generally categorized into merchant bar quality products and SBQ products. SBQ products are used for a wide variety of industrial applications including automotive, metal-working fabrication, construction, farm equipment, heavy machinery and trucks and off-road vehicles. We compete in relatively small segments of the SBQ market. Unlike the majority of SBQ products, which are primarily used by passenger car manufacturers, heavy SBQ products such as those we produce are primarily used in the manufacture of heavy industrial products.

     At our Koppel facility, we manufacture SBQ products in sizes ranging from 2.875 to 6.0 inches in diameter for a specialized niche of the market. We produce SBQ products from continuous cast blooms. These SBQ products are primarily used in critical weight-bearing applications such as suspension systems, gear blanks, drive axles for tractors and off-road vehicles, heavy machinery components and hydraulic and pneumatic cylinders. Our SBQ products are ISO 9002 certified. The demand for our SBQ products is cyclical in nature and is sensitive to general economic conditions.

Markets and Distribution

     We sell our SBQ products to approximately 50 customers located generally within 400 miles of our Koppel, Pennsylvania facilities.

Customers

     We sell our SBQ products to service centers, cold finishers, forgers and original equipment manufacturers.

Competition

     We compete with a number of SBQ manufacturers, including CSC Industries, Inc., Republic Technologies, Inc., Ispat Inland, Inc., Qualitech, Inc., Mac Steel Division of Quanex Corporation, North Star Steel Company, Inc. and the Timken Company.

Manufacturing Process

     Our SBQ products mill utilizes the Koppel facility's melt shop to produce 9 inch square blooms. Blooms are reheated and passed through a series of rolls in the bar mill, where they are reshaped into round bars. SBQ products are available in both carbon and alloy grades in sizes measuring 2.875 to 6 inches in diameter. The bar mill's rated annual capacity is 200,000 tons and it operated at 68% of capacity in fiscal 2000.

                      Environmental Matters

     Our business is subject to federal, state and local environmental laws and regulations, including, among others, the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, the 1990 Amendments to the Clean Air Act and the Clean Water Act, and all regulations promulgated in connection therewith. Such laws and regulations include those concerning the discharge of contaminants as air emissions or waste water effluents and the disposal of solid and/or hazardous wastes, such as electric arc furnace dust. As such, we are from time to time involved in administrative and judicial proceedings and administrative inquiries related to environmental matters.

     As with other steel mills in the industry, our steel mini-mills produce dust which contains lead, cadmium and chromium, and is classified as a hazardous waste. Dust produced by our electric arc furnace operations is collected through emission control systems and disposed at EPA-approved facilities.

     In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at our welded tubular facility, resulting in the contamination of a quantity of electric arc furnace dust. The dust has been disposed at an EPA-approved facility and we are awaiting final clean closure approvals.

     We believe that we are currently in compliance in all material respects with all applicable environmental regulations. We cannot predict the level of required capital expenditures or operating costs that may result from compliance with future environmental regulations.

     Capital expenditures for the next twelve months relating to environmental control facilities are expected to be approximately $2.1 million; however, such expenditures could be influenced by new or revised environmental regulations and laws or new information or developments with respect to our operating facilities.

     Based upon evaluation of available information, we do not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon NS Group's consolidated financial position, results of operations or cash flows. However, we cannot predict with certainty that new information or developments with respect to our environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on NS Group's consolidated financial position, results of operations or cash flows.

                          Employees

     As of September 30, 2000, we had 1,636 employees, of whom 390 were salaried and 1,246 were hourly. Substantially all of our hourly employees are represented by the United Steelworkers of America under contracts expiring in 2002 for the Newport and Koppel operations and in 2003 for Erlanger.

ITEM 2.   PROPERTIES

     Our principal operating properties are listed below. We believe our facilities are adequate and suitable for our present level of operations.

Location and Properties

     Energy Products Segment

     Newport, Kentucky - We own approximately 250 acres of real estate upon which is located a melt shop, hot strip mill, two welded pipe mills, a barge facility, machine and fabricating shops and storage and repair facilities aggregating approximately 675,000 square feet, as well as administrative offices. The facilities are also located adjacent to rail lines.

     Tulsa, Oklahoma - We lease approximately 36 acres of real estate upon which is located a tubular processing facility. The facility is located at the Tulsa Port of Catoosa where barge facilities are in close proximity. Located on this property are six buildings aggregating approximately 119,000 square feet which house the various finishing operations.

     Koppel, Pennsylvania - We own approximately 160 acres of real estate upon which are located a melt shop, machine and fabricating shops, storage and repair facilities and administrative offices aggregating approximately 500,000 square feet. The facilities are located adjacent to rail lines. The melt shop and administrative offices support the Seamless operations and the industrial products segment for SBQ products.

     Ambridge, Pennsylvania - We own approximately 45 acres of real estate upon which are located a seamless tube making facility and seamless tube finishing facilities aggregating approximately 659,000 square feet. The facilities are located adjacent to rail lines and river barge facilities.

     Baytown, Texas - We own approximately 55 acres of real estate upon which are located a tubular processing facility and barge facilities. Located on the property are eight buildings aggregating approximately 82,000 square feet which house the various finishing operations.

     Industrial Products Segment

     Koppel, Pennsylvania - We own approximately 67 acres of real estate upon which are located a bar mill, machine and fabricating shops and storage repair facilities aggregating approximately 400,000 feet. The melt shop and administrative offices support the energy products Seamless operations and the SBQ products operations.

     Other

     Newport, Kentucky - We own approximately 12 acres of partially developed land near Newport, Kentucky, which is held as investment property and is listed for sale.

     Information regarding encumbrances on the Company's properties is included in Note 6 to the Consolidated Financial
Statements.


ITEM 3.   LEGAL PROCEEDINGS

     We are subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to workers compensation, health care and product liability coverages (each of which is self-insured to certain levels), as well as commercial and other matters. Based upon evaluation of available information, we do not believe that any such matters are likely, individually or in the aggregate, to have a material adverse effect upon NS Group's consolidated financial position, results of operations or cash flows.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

     None.


PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER  MATTERS

     NS Group is listed on the New York Stock Exchange under the trading symbol NSS. As part of the NYSE decimal pilot program, we began trading in decimals on September 25, 2000. As of December 1, 2000 there were approximately 192 record holders of common stock. The following table sets forth, for the fiscal periods indicated, the high and low selling prices of our common stock as reported on the New York Stock Exchange.


Stock Price
Fiscal 2000                  High               Low
1st Quarter                 $12.63            $  6.50
2nd Quarter                  15.75               6.75
3rd Quarter                  21.00              12.88
4th Quarter                  21.38              13.13


Fiscal 1999                  High               Low
1st Quarter                 $ 7.81            $  4.00
2nd Quarter                   6.50               3.81
3rd Quarter                   9.19               4.38
4th Quarter                  13.69               8.00


     Information regarding restrictions on common stock dividends and warrants to purchase our common stock is included in Notes 6 and 9 to the Consolidated Financial
Statements.


ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA


(Dollars in thousands, except per share amounts)
                 2000      1999      1998     1997      1996
Summary of Operations
Net sales    $355,086  $198,879  $369,293  $440,22  $369,466
Operating
income
(loss)        (18,566)  (49,307)    7,933   38,898    11,107
Operating
income
margin          (5.2%)   (24.8%)      2.1%    8.8%      3.0%
Income
(loss)
from
continuing
operations    (24,048)  (46,766)    2,108  12,213    (9,814)
Income
(loss)
before
extraordinary
items         (22,899)  (45,553)    3,391  13,185    (8,944)
Net
Income
(loss)        (22,899)  (49,390)    4,050   3,929    (8,944)
Per common
share
(diluted)
 Income
(loss) from
continuing
operations      (1.11)     (2.14)      .09     .82     (.71)
Income (loss)
before
extraordinary
items           (1.06)     (2.08)      .14     .88     (.65)
Net
income (loss)   (1.06)     (2.26)      .17     .26     (.65)
Dividends per
common share        -          -         -       -        -
Weighted average
shares
outstanding-
diluted
(000's)        21,651     21,852    24,511  14,969    13,809
Other
Financial
and Statistical
Data
Working
Capital      $116,562  $  93,289  $143,997 $227,181  $ 74,579
Total
Assets        345,337    353,598   415,046  496,625   296,332
Long-term
Debt           72,915     72,321    75,762   75,861    164,518
Common
shareholders'
equity        198,845    221,152   279,013  275,398     60,218
Capital
Expenditures    7,499     27,818    31,996    6,589      6,279
Depreciation
and
amortization   22,691     22,665    20,538   23,170     20,237
EBITDA          8,049    (21,513)   30,475   59,771     32,614
Current ratio    2.75       2.80      3.99     2.72       2.18
Debt to total
Capitalization    27%        25%       21%      22%        73%
Book value per
outstanding
share           $9.03     $10.31    $12.14   $11.81      $4.36
Product shipments
(tons)
Energy
Products      574,200    317,000   474,000  616,600    549,500
Industrial
Products      136,200    130,500   160,100  152,400    133,700
Employees       1,636      1,417     1,597    1,751      1,577


See Notes 1 and 2 to the consolidated financial statements concerning the effects of discontinued operations on reported amounts.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     We make forward-looking statements in this report which represent our expectations or beliefs about future events and financial performance. You can identify these statements by forward-looking words such as "expect," "believe," "anticipate," "goal," "plan," "intend," "estimate," "may," "will" or similar words. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including:


*   oil and gas price volatility;
* the level and cyclicality of domestic and worldwide oil and natural gas drilling;
*   fluctuations in industry-wide inventory levels;
*   domestic and foreign competitive pressures;
* the level of imports and the presence or absence of governmentally imposed trade restrictions;
*   manufacturing efficiencies;
*   steel scrap price volatility;
*   costs of compliance with environmental regulations;
*   asserted and unasserted claims;
*   general economic conditions;
* those other risks and uncertainties described under "Risk Factors" included in Exhibit 99.1 of this report.


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

     For a more complete understanding of our business activities and financial results, you should read the analysis of financial condition and results of operations together with the audited financial statements included in this report.

GENERAL

     We conduct our business within two business segments, which are as follows:

Energy Products Segment

     Our products include tubular steel products that are used in the energy industry. These products include welded and seamless tubular goods, primarily used in oil and natural gas drilling and production operations. These products are referred to as oil country tubular goods, or OCTG. We also produce welded and seamless line pipe products which are used in the transmission of oil and natural gas. We also produce a limited amount of other products, including standard pipe, piling and hot rolled coil.

Industrial Products Segment

     Our products include special bar quality products, or SBQ. These products are used for a wide variety of industrial applications, including:

     *  farm equipment
     *  metal-working fabrication
     *  heavy machinery
     *  construction
     *  off-road vehicles
     *  automotive
     *  oil field tools and supplies

Discontinued Operations

     On September 12, 2000, we announced that our Board of Directors approved a plan to sell the stock of our wholly-owned subsidiary, Imperial Adhesives, Inc. As a result, the sales, costs and expenses, assets and liabilities, and cash flows of the Industrial Products - Adhesives segment have been classified as discontinued operations in our financial statements. See Note 2 to the financial statements. Accordingly, the discussion and analysis that follow focus on the continuing operations of our remaining segments.

     You should read Note 3 to the Consolidated Financial
Statements included in this report for additional information pertaining to industry segment data.



RESULTS OF OPERATIONS

Overview

     Demand for our OCTG products is cyclical in nature, being dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is largely a function of the current and anticipated prices of oil and natural gas. In addition, shipments by domestic producers of OCTG products may be positively or negatively affected by the amount of inventory held by producers, distributors and end users, as well as by imports of OCTG products by foreign producers.

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

     The market conditions described above negatively affected our industry during the latter half of fiscal 1998 and throughout fiscal 1999. However, demand for our OCTG products rose steadily throughout fiscal 2000 as increasing oil and natural gas prices led to an increase in domestic drilling activity. Rig count averaged 844 for fiscal 2000 and rose to 985 for the fourth quarter of fiscal 2000. As such, our financial results improved throughout fiscal 2000 and the Company returned to profitability in the fourth quarter of fiscal 2000. See Note 14 for quarterly financial data.

     Our December 31, 2000 quarter shipments will decline significantly from the fourth quarter of fiscal 2000 levels as a result of an increase in imports and higher inventory levels of carbon grade OCTG products in the marketplace.
Specifically affected will be our welded OCTG shipments. We expect to incur operating losses in the Energy Products Segment in the December 31, 2000 quarter.

     Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from certain foreign countries in response to antidumping and countervailing duty cases filed by several U.S. steel companies. The U.S. government is currently conducting "sunset reviews" of the duties to determine whether they should be revoked. These reviews are expected to be completed by July 2001.

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

     The marketplace for our SBQ products has become increasingly competitive. Selling prices have declined significantly for the last two years, demand has declined and service center inventories remain high. We expect to incur operating losses in the Industrial Products Segment in the December 31, 2000 quarter.

     NS Group's net sales, gross profit (loss), operating income (loss) and tons shipped by business segment for fiscal
2000, 1999 and 1998 are summarized in the following table:


(In thousands)                2000        1999         1998

Net sales
     Energy products       $ 299,235     $144,151    $296,690
     Industrial products      55,851       54,728      72,603
                           $ 355,086     $198,879    $369,293

Gross profit (loss)
     Energy products       $   6,737     $(32,924)   $ 20,588
     Industrial products      (4,526)         463       6,942
                           $   2,211     $(32,461)   $ 27,530

Operating income (loss)
     Energy products       $  (5,527)    $(42,854)   $  9,116
     Industrial products      (6,645)      (2,707)      4,074
                             (12,172)     (45,561)     13,190
     Corporate allocations    (6,394)      (3,746)     (5,257)
                           $ (18,566)    $(49,307)   $  7,933

Tons shipped
     Energy products
        Seamless             154,000       64,500     152,000
        Welded               420,200      252,500     322,000
                             574,200      317,000     474,000
     Industrial products     136,200      130,500     160,100
                             710,400      447,500     634,100



Fiscal Year 2000 Compared to Fiscal Year 1999

     Total net sales in fiscal 2000 were $355.1 million, an increase of 78.5% from fiscal 1999. The increase in net sales was attributable primarily to our Energy Products Segment. We reported a net loss of $22.9 million, or a $1.06 loss per basic and diluted share, in fiscal 2000 compared to a net loss of $49.4 million, or a $2.26 loss per basic and diluted share in fiscal 1999.

     Energy Products

     Energy Products Segment sales in fiscal 2000 were $299.2 million, an increase of 107.6% from fiscal 1999. Energy Product Segment shipments of 574,200 tons increased 81.1% from fiscal 1999. The increase was substantially attributable to an increase in OCTG shipments, which resulted from the increasing rig count. The average selling price for our welded tubular products was $430 per ton, an increase of 12.6% from fiscal 1999. The average selling price for our seamless tubular products was $763 per ton, an increase of 3.1% from fiscal 1999. The increase in average selling price was due primarily to the market conditions discussed above and a change in mix to higher priced products.

     The Energy Product Segment recorded a gross profit of $6.7 million and an operating loss of $5.5 million in fiscal 2000 compared to a gross loss and operating loss of $32.9 million and $42.9 million, respectively, in fiscal 1999. The reduction in losses from the prior year was the result of a significant increase in shipments, improved operating efficiencies resulting from an increase in production levels and improved pricing for welded and seamless tubular products.

     Selling, general and administrative expense for the Energy Product Segment in fiscal 2000 increased $2.3 million from fiscal 1999, but due to the significant increase in sales, it decreased to 4.1% of sales from 6.9% of sales in fiscal 1999.

     Industrial Products

     Industrial Products Segments sales in fiscal 2000 were $55.9 million, an increase of 2.1% from fiscal 1999. SBQ product shipments of 136,200 tons increased 4.4% from fiscal 1999. The average selling price for SBQ product was $410 per ton, a decrease of 2.1% from fiscal 1999.

     The Industrial Products Segment incurred a gross loss of $4.5 million and an operating loss of $6.6 million in fiscal 2000 compared to a gross profit of $0.5 million and an operating loss of $2.7 million in fiscal 1999. The decrease in gross profit and operating income were due primarily to the decline in average selling price and an increase in steel scrap raw material costs. Selling, general and administrative expense for the SBQ products business decreased as a percentage of sales from 5.8% in fiscal 1999 to 3.8% in fiscal 2000, due to cost reduction efforts.

     Investment Income, Interest Expense, Other

     Investment income decreased $2.7 million from fiscal 1999 due primarily to a decrease in average invested cash and investment balances. Interest expense was basically unchanged from fiscal 1999. Other income, net was $2.5 million in fiscal 2000 and $3.7 million in fiscal 1999. The amounts reported for fiscal year 2000 and 1999, include $1.7 million and $2.8 million of cash receipts from favorable claim settlements with our electrode suppliers relating to purchases from several prior years.

     Income Taxes

     We exhausted our federal income tax refund capability in fiscal 1999, and as such, tax benefits from operating losses are offset by valuation allowances resulting in no net federal tax benefit being recorded for losses. All recorded amounts for income taxes in fiscal 2000 represent certain state and local income taxes.

Fiscal Year 1999 Compared to Fiscal Year 1998

     Total net sales in fiscal 1999 were $198.9 million, a decrease of 46.1% from fiscal 1998. The decline in net sales was attributable primarily to our Energy Products Segment. We reported a net loss of $49.4 million, or a $2.26 loss per basic and diluted share, in fiscal 1999 compared to net income of $4.1 million, or $0.17 per basic and diluted share, in fiscal 1998. Weighted average shares outstanding decreased for the comparable periods as a result of our common stock buyback program.

     In the second quarter of fiscal 1999, we recorded an additional $4.3 million in disposal costs as well as an additional expected insurance recoveries of $0.9 million in connection with ongoing efforts to dispose of radiation contaminated dust generated at our welded tubular products facility in 1993 and 1992. In the first quarter of fiscal 1999, we incurred prepayment costs and wrote off unamortized debt issuance costs in connection with the early retirement of $4.0 million principal amount of long-term indebtedness.
These amounts were recorded as extraordinary charges of $3.8 million, net of applicable income tax benefit of $0.1 million.

     Energy Products

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

     The significant decline in shipments and average selling prices resulted in a gross loss of $32.9 million and an operating loss of $42.9 million for the energy products segment. This compares to gross profit of $20.6 million and operating income of $9.1 million in fiscal 1998. Fiscal 1999 results were also negatively impacted by lower operating efficiencies that resulted from significantly reduced operating levels, which was brought about by poor market demand for our energy products. Our combined melt shop capacity utilization was 41% in fiscal 1999 compared to 59% in fiscal 1998. Our combined pipe mill capacity utilization was 37% in fiscal 1999 compared to 57% in fiscal 1998. In addition, our operating costs were negatively affected in fiscal 1999 by a six week shutdown at the melt shop of our welded tubular product facility for final installation of a new electric arc furnace and subsequent start-up costs associated with the furnace. Selling, general and administrative expense for the Energy Products Segment declined 21.1% from fiscal 1998 due to reductions in employment costs and selling related expenses. However, due to the significant decline in sales as discussed above, selling, general and administrative expenses increased as a percentage of sales from 5.2% in fiscal 1998 to 8.4% in fiscal 1999.

     Industrial Products

     Industrial Products Segment sales in fiscal 1999 were $54.7 million, a decrease of 24.6% from fiscal 1998. SBQ product shipments of 130,500 tons declined 18.5% from fiscal 1998. The average selling price for SBQ product was $419 per ton, a decline of 7.7% from fiscal 1998. The decrease in shipments and average selling price was primarily attributable to heightened competition resulting from new entrants to the SBQ marketplace.

     The Industrial Products Segment had a gross profit of $0.5 million and an operating loss of $2.7 million in fiscal 1999 compared to a gross profit of $6.9 million and operating profit of $4.1 million in fiscal 1998. The decrease in gross profit and operating income were due primarily to the decline in average selling price and secondarily to the decrease in shipments. Selling, general and administrative expense for the SBQ products business increased as a percent of sales from 5.2% in fiscal 1998 to 7.6% in fiscal 1999, due to the decline in sales as discussed above.

     Investment Income, Interest Expense, Other

     Investment income decreased $2.5 million from fiscal 1998 due primarily to a decrease in average invested cash and investment balances. Interest expense decreased $1.1 million from fiscal 1998 due to decreases in long-term debt obligations. Other income, net was $3.7 million in fiscal 1999 and included a $2.8 million favorable claim settlement with our electrode suppliers relating to purchases from several prior years.

     Income Taxes

     Our tax loss benefits in fiscal 1999 were limited to available refunds for taxes paid in previous periods at the alternative minimum tax rate. We exhausted our refund capability in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at September 30, 2000 was $116.6 million compared to $93.3 million at September 25, 1999. The increase in working capital was primarily the result of an increase in accounts receivable and inventories more than offsetting an increase in accounts payable and accrued liabilities. The current ratio was 2.8 to 1 at both September 30, 2000 and September 25, 1999. At September 30, 2000, we had cash and investments totaling $52.9 million and had no advances against our $50 million revolving credit facility.

     Net cash flows from operating activities were a net use of $24.6 million in fiscal 2000. We recorded a net loss from continuing operations of $24.0 million in fiscal 2000. Major sources of cash from operating activities in fiscal 2000 included $22.7 million in depreciation and amortization charges; a $4.6 million decrease in operating supplies and other current assets which resulted primarily from the receipt of refundable federal income taxes; and a $4.5 million increase in accrued liabilities and other as a result of a higher balance of deferred revenue partially offset by a decrease in accrued environmental liabilities. Major uses of cash include a $23.0 million increase in accounts receivable and a $19.6 million increase in inventories resulting from an increase in business activity in our Energy Products Segment in the last half of fiscal 2000.

     Net cash flows from operating activities were a net use of $15.4 million in fiscal 1999. We recorded a net loss from continuing operations of $50.6 million in fiscal 1999. Major sources of cash from operating activities in fiscal 1999 included $22.7 million in depreciation and amortization charges; a $10.1 million decrease in inventory resulting from the decline in business activity; a $5.2 million decrease in other current assets which resulted primarily from the receipt of refundable federal income taxes; and a $4.3 million increase in accrued liabilities and other due, in part, to an increase in estimated costs associated with environmental liabilities. Accounts receivable increased $3.8 million as a result of an increase in business activity in our Energy Products Segment in the last quarter of fiscal 1999.

     Net cash flows provided by operating activities totaled $30.0 million in fiscal 1998. We recorded income from continuing operations of $2.8 million in fiscal 1998. Major sources of cash from operating activities in fiscal 1998 included $20.5 million in depreciation and amortization charges and decreases of $25.6 million and $10.4 million in accounts receivable and inventory, respectively, resulting from a decline in business activity. Major uses of cash from operating activities was to reduce accounts payable by $22.4 million and accrued liabilities and other by $11.2 million. Included in the decrease in accrued liabilities and other, was a $7.1 million reduction in accrued debt repayment fees that were paid in fiscal 1999.

     We made capital investments totaling $7.5 million in fiscal 2000, $27.8 million in fiscal 1999, and $32.0 million in fiscal 1998. These capital expenditures were primarily related to improvements to our Energy Products Segment facilities. We currently estimate that fiscal 2001 capital spending will approximate $13 million, the majority of which represents the expansion and improvement to our Energy Products Segment facilities. Sources for funding capital expenditures include available cash and investments, cash flows from operations, as well available borrowing sources.

     Our long-term investments decreased by $29.4 million from fiscal 1999 as we used this cash source to fund our operating activities and our capital expenditure program.

     Repayments on long-term debt in fiscal 1999 were $4.6 million and include the early retirement of $4.0 million principal amount of our senior secured notes. At September 30, 2000, our long-term debt maturities are $0.1 million in fiscal 2001, $0.2 million in fiscal 2002, $0.1 million in fiscal 2003, $74.7 million in fiscal 2004 and $0.1 million in fiscal 2005. You should read Note 6 to the audited financial statements for further information concerning our long-term debt and credit facility.

     The Company did not purchase any of its common shares during fiscal 2000, but did purchase 1.6 million shares for $7.7 million in fiscal 1999 and 1.4 million of its shares for $17.1 million in fiscal year 1998. On February 10, 2000, the Company's board authorized the repurchase of up to two million shares of the Company's common stock over the next twelve months.

     In October 2000, the Company received $26.7 million cash for the sale of Imperial. Also in October and November 2000, we purchased $5.0 million in face value of our senior secured notes and 1.1 million of our common shares for approximately $9.4 million.

     Earnings before net interest expense, taxes, depreciation and amortization (EBITDA) were $8.0 million for fiscal 2000, a negative $21.5 million for fiscal 1999 and $30.5 million for fiscal 1998. EBITDA is calculated as income before extraordinary items plus net interest expense, taxes, depreciation and amortization. EBITDA provides additional information for determining our ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance, as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

     At September 30, 2000, we had regular tax net operating loss carryforwards which will fully eliminate the regular tax liability on approximately $104.5 million of future regular taxable income. While we may have alternative minimum tax (AMT income) liability, we also have AMT net operating loss carryforwards which will eliminate 90% of the AMT liability on approximately $65 million of future AMT income. While future tax provisions will depend in part on our ongoing assessment of our future ability to utilize our tax benefits, we expect that the tax provisions that we record on approximately the next $81 million in pre-tax income will be substantially less than the amounts at full statutory rates. You should read
Note 12 to the audited financial statements for further information concerning our federal tax status.

     We believe that our current available cash and investments, our cash flow from operations and our borrowing sources will be sufficient to meet anticipated operating cash requirements, including capital expenditures, for at least the next twelve months.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The SEC recently issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. This bulletin will become effective for us in periods subsequent to September 30, 2000. We are currently evaluating the impact of this pronouncement, and we do not believe its application will have a material effect on our financial statements.

     The Financial Accounting Standards Board has issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by Statements No. 137 and 138). These pronouncements, which become effective in fiscal 2001, are not expected to have a material effect on the Company's financial position or results of operations because we do not presently use derivatives or engage in hedging activities.

     The Company will adopt EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" for periods subsequent to September 30, 2000. EITF 00-10 requires that a seller of goods should classify in the income statement amounts billed to a customer for shipping and handling as revenue and should classify in the income statement costs incurred for shipping and handling as an expense. One of our Company's subsidiaries has reported shipping charges billed to customers as revenue, net of the actual costs incurred. Upon adoption, we will report the actual costs incurred to ship its products as a component of cost of sales and prior periods amounts will be reclassified to conform with the new presentations. This change will have no effect on the Company's gross profit margins. The effects of EITF 00-10 on the Company's reported revenues and cost of sales were not material as of September 30, 2000.

OTHER MATTERS

     You should read Note 10 to the audited financial statements for information pertaining to commitments and contingencies.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

     Our long-term investments and long-term debt, all of which are for other than trading purposes, are subject to interest rate risk. Information concerning the maturities and fair value of our interest rate sensitive investments and debt is included in Notes 5, 6 and 7 to the audited financial statements. We utilize professional investment advisors and consider our net interest rate risk when selecting the type and maturity of securities to purchase for our portfolio. Other factors considered include, but are not limited to, the timing of the expected need for the funds invested and the repricing and credit risks of the securities. For additional information, see Notes 5, 6 and 7 to the Consolidated Financial Statements.

     As of September 30, 2000, we were not engaged in any activities which would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates, foreign currency exchange rates or market commodity prices.

     We purchase natural gas for our operations and therefore have a limited market risk in gas prices related to gas purchases in the open market at spot prices. The prices of such gas purchases and futures positions are subject to wide fluctuations at times due to unpredictable factors such as weather, government policies and demand for natural gas and competitive fuels. As a result, our earnings could be affected by changes in the price and availability of such gas. As market conditions dictate, we from time to time will lock-in future gas prices using fixed price contracts. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Consolidated Financial Statements and Schedule

Consolidated Financial Statements


Report of Management                                     25
Report of Independent Public Accountants                 26
Consolidated Statements of Operations                    27
Consolidated Balance Sheets                              28
Consolidated Statements of Cash Flows                    29
Consolidated Statements of Common Shareholders' Equity   30
Notes to Consolidated Financial Statements               31

Financial Statement Schedule

Schedule II                                              57

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


/s/Rene J. Robichaud

Rene J. Robichaud
President and Chief Executive Officer


/s/Thomas J. Depenbrock

Thomas J. Depenbrock
Vice President, Treasurer and
Chief Financial Officer


Report of Independent Public accountants

To the Shareholders of NS Group, Inc.:

     We have audited the accompanying consolidated balance sheets of NS Group, Inc. (a Kentucky corporation) and subsidiaries as of September 30, 2000 and September 25, 1999, and the related consolidated statements of operations, common shareholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NS Group, Inc. and subsidiaries as of September 30, 2000 and September 25, 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                  /s/Arthur Andersen LLP

Cincinnati, Ohio                  ARTHUR ANDERSEN LLP
November 6, 2000


             Consolidated Statements of Operations
  For the years ended September 30, 2000, September 25, 1999, and September 26, 1998
           (In thousands, except per share amounts)

                                2000        1999        1998

Net sales                   $355,086    $198,879    $369,293
Cost of products sold        352,875     231,340     341,763
Selling and administrative
   Expenses                   20,777      16,846      19,597
     Operating income
         (loss)              (18,566)    (49,307)      7,933
Investment income              3,147       5,829       8,334
Interest expense             (11,745)    (11,551)    (12,605)
Other income, net              2,526       3,746         677
     Income (loss) from
       continuing operations
       before income taxes
       and extraordinary
         items               (24,638)    (51,283)      4,339
Provision (benefit) for
     income taxes               (590)     (4,517)      2,231
     Income (loss) from
      continuing operations
      before extraordinary
       items                  (24,048)    (46,766)      2,108
Income from discontinued
     operations,
     net of income taxes        1,149       1,213       1,283
     Income (loss) before
      extraordinary items     (22,899)    (45,553)      3,391
Extraordinary items, net of
  income taxes                      -      (3,837)        659
     Net income (loss)      $ (22,899)   $(49,390)    $ 4,050

Other comprehensive income
(loss), net of taxes:
     Unrealized gain (loss)
      on investments        $  (1,634)   $   (950)    $(1,596)
     Comprehensive income
      (loss)                $ (24,533)   $(50,340)    $ 2,454

Per common share (basic
  and diluted)
     Income (loss) from
     continuing operations     $(1.11)     $(2.14)       $.09
     Income from discontinued
     operations, net of
     income taxes                 .05         .06         .05
     Extraordinary items,
     net of income taxes            -        (.18)        .03
     Net income (loss)         $(1.06)     $(2.26)       $.17
Weighted average shares
   outstanding
    Basic                      21,651      21,852      23,684
    Diluted                    21,651      21,852      24,511

See notes to consolidated financial statements



                     Consolidated Balance Sheets
              September 30, 2000 and September 25, 1999
                          (In thousands)


ASSETS                                     2000          1999
Current assets
Cash and cash equivalents               $   960       $ 1,073
     Short-term investments              29,945        30,032
Accounts receivable,
          less allowance for doubtful
          accounts of $617 and $610,
          respectively                   58,077        35,025
Inventories                              70,850        51,468
     Operating supplies                  17,200        17,857
     Deferred tax assets                  4,429         5,376
     Other current assets                 1,701         4,145
          Total current assets          183,162       144,976
Property, plant and equipment -
      at cost
     Land and buildings                  29,668        29,528
     Machinery and equipment            299,143       288,961
     Construction in progress             1,367         4,033
     Less -- accumulated depreciation  (204,205)     (182,877)
          Net property, plant
           and equipment                125,973       139,645
Long-term investments                    22,010        54,560
Other assets                              6,093         6,838
Net assets of discontinued operations     8,099         7,579
          Total assets                 $345,337      $353,598

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable and
       notes payable                   $ 34,608      $ 24,145
     Accrued liabilities and other       31,882        27,398
     Current portion of long-term debt      110           144
          Total current liabilities      66,600        51,687
Long-term debt                           72,915        72,321
Deferred taxes                            6,977         8,438
Common shareholders' equity
     Common stock, no par value,
     40,000 shares authorized,
     24,779 and 24,364 shares issued,
     respectively                       282,707       280,051
Treasury stock, 2,766 and 2,917
     shares, respectively               (23,644)      (23,676)
     Common stock options and warrants      466           896
     Accumulated other comprehensive
     income (loss)                       (5,418)       (3,784)
Accumulated earnings (deficit)          (55,266)      (32,335)
        Common shareholders' equity     198,845       221,152
          Total liabilities and
           shareholders' equity        $345,337      $353,598


See notes to consolidated financial statements

                Consolidated Statements of Cash Flows
       For the Years Ended September 30, 2000, September 25,
                     1999 and September 26, 1998

(In thousands)                  2000       1999       1998
Cash flows from operating
activities:
    Net income (loss)       $(22,899)  $(49,390)    $ 4,050
    Less: income from
    discontinued
     operations, net of
     income taxes              1,149      1,213       1,283
    Income (loss) from
     continuing operations   (24,048)   (50,603)      2,767
    Adjustments to reconcile
     net income (loss) to
     net cash from operating
     activities:
           Depreciation and
           Amortization       21,550     21,459      19,368
           Amortization of
           debt discount and
           finance costs       1,141      1,206       1,170
           Increase (decrease)
           in long-term
           deferred taxes     (1,461)    (3,683)        530
           (Gain) loss on
           disposal of
           equipment             (26)      (277)         57
           Loss on sales of
           Investments         1,399        705         282
           (Increase) decrease
           in accounts
           receivable        (23,052)    (3,787)     25,626
           (Increase)
           decrease in
           inventories       (19,646)    10,126      10,441
           Decrease in
           operating supplies
           and other current
           assets              4,609      5,223       3,168
           Increase (decrease)
           in accounts
           payable            10,463        218     (22,366)
           Increase
           (decrease) in
           income taxes
           payable                 -       (253)        104
           Increase (decrease)
           in accrued
           liabilities and
           other               4,484      4,294     (11,181)
               Net cash flows
               from operating
               activities     (24,587)   (15,372)     29,966

Cash flows from investing activities:
           Purchases of
           property, plant and
           equipment           (7,499)   (27,818)    (31,996)
Proceeds from sale
           of equipment            95        576         143
           Purchases of available
           for sale securities (7,878)   (45,053)   (112,102)
           Maturities of
           available for sale
           securities          22,739     32,035      22,019
           Sales of available
           for sale securities 14,556     32,259      16,931
           (Increase) decrease
           in other assets        310       (191)       (122)
                Net cash flows
                from investing
                activities     22,323     (8,192)   (105,127)

Cash flows from financing activities:
           Repayment on notes
           payable                  -          -        (480)
Repayments on
           long-term debt        (146)    (4,624)    (54,354)
           Proceeds from
           issuance of common
           stock                2,142        140      17,843
           Purchases of
           treasury stock           -     (7,684)    (17,081)
                Net cash flows
                from financing
                activities      1,996    (12,168)    (54,072)
Net cash provided by
 discontinued operations           68        365         363
Net increase (decrease) in
 cash and short-term
 investments                     (200)   (35,367)   (128,870)
Cash and short-term
 investments - beginning
  of period                    31,105     66,472     195,342
Cash and short-term
  investments - end of
  period                     $ 30,905   $ 31,105   $  66,472
      Cash paid (received)
      during the year for:
           Interest          $ 10,095   $ 10,309   $  12,692
           Income taxes,
           net of refunds
           received            (2,187)    (3,141)      4,348


See notes to consolidated financial statements


       Consolidated Statements of Common Shareholders' Equity
   For the years ended September 30, 2000, September 25, 1999, and September 26, 1998
                           (In thousands)

                          Common Stock        Treasury Stock
                        Shares    Amount      Shares   Amount

Balance,
September 27, 1997      23,310    $261,368        -    $    -

Net income               4,050       4,050
Unrealized loss on
  investments
Issuance of common
  Stock                    540      15,340
15,340
Purchase of treasury
  stock                                       1,437   (17,081)
Stock option plans          94       1,007      (83)    1,089
Exercise of common stock
  Warrants                 390       2,171


Balance,
September 26, 1998      24,334     279,886    1,354   (15,992)

Net loss
Unrealized loss
on investments
Purchase of treasury
  stock                                       1,563    (7,684)
Stock option plans          14          73
Exercise of common
  stock warrants            16          92

Balance, September
25, 1999                24,364     280,051    2,917   (23,676)

Net loss
Unrealized loss
on investments
Stock option
Plans                     165        1,558
Exercise of
common stock
warrants                  250        1,098     (151)       32
Balance,
September
30, 2000               24,779     $282,707    2,766   (23,644)



      Consolidated Statements of Common Shareholders' Equity
   For the years ended September 30, 2000, September 25, 1999, and September 26, 1998
                           (In thousands)

                            Accumulated
                               Other
                              Compre-
                  Options     hensive    Accumulated
                    and       Income     Earnings
                  Warrants    (Loss)     (Deficit)      Total
Balance,
September 27,
1997               $ 1,612    $(1,238)   $ 13,656    $275,398

Net income                                  4,050       4,050
Unrealized loss
  on investments               (1,596)                 (1,596)
Issuance of common
  Stock                                                15,340
Purchase of treasury
  stock                                               (17,081)
Stock option plans    (102)                  (651)      1,343
Exercise of common
  stock Warrants       612                              1,559

Balance,
September 26, 1998     898      (2,834)    17,055     279,013
Net loss                                  (49,390)    (49,390)
Unrealized loss
on investments                    (950)                  (950)
Purchase of treasury
  stock                                                (7,684)
 Stock option plans     24                                 97
Exercise of common
  stock warrants       (26)                                66

Balance, September
25, 1999               896       (3,784)   (32,335)   221,152
Net loss                                   (22,899)   (22,899)
Unrealized loss
on investments                   (1,634)               (1,634)
Stock option
Plans                                62                 1,620
Exercise of
common stock
warrants              (492)                    (32)       606
Balance,
September
30, 2000           $   466      $(5,418)  $(55,266)  $198,845


See notes to consolidated financial statements


Notes to Consolidated Financial Statements

Note 1:  Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of NS Group, Inc. and its wholly-owned subsidiaries (the Company): Newport Steel Corporation (Newport), Koppel Steel Corporation (Koppel), Erlanger Tubular Corporation (Erlanger), and Northern Kentucky Management, Inc. All significant intercompany accounts and transactions have been eliminated.

     Pursuant to Accounting Principles Board Opinion No. 30, the consolidated financial statements of NS Group, Inc. have been restated to reflect the disposition of Imperial Adhesives, Inc. which was sold subsequent to September 30, 2000. Accordingly, the revenues, cost and expenses, assets and liabilities, and cash flows of Imperial have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported as "Income from discontinued operations"; as "Net assets of discontinued operations"; and as "Net cash provided by discontinued operations." See Note 2 for additional information.


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

Investments

     Short-term investments consist primarily of money market mutual funds, commercial paper and U.S. treasury securities, for which market value approximates cost. Long-term investments consist of corporate bonds which are classified as "available for sale" and carried at fair value, based on
quoted market prices.   Realized gains and losses are included
in investment income. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available for sale securities are included, net of tax, in accumulated other comprehensive income (loss) within common shareholders' equity until disposition. Other comprehensive income (loss), net of applicable income taxes, if any, consists of the following:

(In thousands)                  2000       1999        1998
Net unrealized holding
  gains (losses) for
  the period                 $(3,033)   $(1,655)    $(1,779)
Reclassification
   adjustment for (gains)
   losses realized             1,399        705         183
Net unrealized gains
   (losses), net of
   income taxes of
   $0, $0, and $859,
   respectively              $(1,634)   $  (950)    $(1,596)


Inventories

     At September 30, 2000 and September 25, 1999, inventories are stated at the lower of FIFO (first-in, first-out) cost or market, or the lower of average cost or market. Inventory costs include labor, material and manufacturing overhead. Inventories consist of the following:

(In thousands)                          2000           1999

Raw materials                          $10,133      $  7,490
Semi-finished and finished goods        60,717        43,978
Total inventories                      $70,850      $ 51,468


     Until fiscal 1999, one subsidiary used the LIFO (last-in, first-out) method to determine inventory cost. Effective September 27, 1998, the subsidiary changed to the FIFO method. The change in accounting principle, which has been applied retroactively, was made to provide a better matching of sales and expenses given technological changes in various manufacturing processes. The change in accounting principle reduced both previously reported income before extraordinary items and previously reported net income by $2.1 million for fiscal 1998 and reduced the related diluted per share amounts by $0.09.

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

     Following the start-up of a new electric arc furnace in the second quarter of fiscal 1999, Newport abandoned three electric arc furnaces together with related property and equipment. As such, in the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, the Company recorded to cost of products sold accelerated depreciation charges of $1.6 million and $1.5 million, respectively. The assets were depreciated down to a fair value of $0.2 million based on the estimated salvage value of the assets. The accelerated depreciation negatively impacted each of fiscal 1998 and 1999 income (loss) before extraordinary items by approximately $1.0 million, or $0.04 per diluted share.

Treasury Stock

     The Company's repurchases of shares of common stock are recorded as treasury stock at cost and result in a reduction of common shareholders' equity. When treasury shares are reissued, the Company uses average cost to value treasury shares and any excess of average cost over reissuance price is treated as a reduction of retained earnings. The Company did not purchase any of its common shares during fiscal 2000, but did purchase 1.6 million shares for $7.7 million in fiscal 1999 and 1.4 million of its shares for $17.1 million in fiscal year 1998.

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

Fiscal Year-End

     The Company's fiscal year for all periods shown ended on the last Saturday of September. Fiscal year 2000 contains fifty-three weeks while fiscal years 1999 and 1998 contain fifty-two weeks. In November 2000, the Company announced that it will change its fiscal year-end to December 31. The Company will report the period from October 1, 2000 to December 31, 2000 as a transition period, with the next full fiscal year being for the twelve months ended December 31, 2001.

Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities that could result in additional common shares being issued which, for the Company, includes stock options and warrants only.

     Securities that could potentially result in dilution of basic EPS through the issuance of 2.2 million, 0.6 million and
1.1 million shares of the Company's common stock in fiscal 2000, 1999 and 1998 respectively, were not included in the computation of diluted EPS because they were antidilutive.

     In October and November 2000, the Company repurchased 1.1 million of its common shares in open market transactions.


NOTE 2:  DISCONTINUED OPERATIONS

     On October 12, 2000, pursuant to a stock purchase agreement dated as of September 13, 2000, the Company sold its investment in its wholly-owned subsidiary, Imperial Adhesives, Inc. for $26.7 million in cash. The Company will recognize a gain in its quarter ended December 31, 2000, subject to certain adjustments for changes in working capital amounts.


     Summarized financial information for the discontinued operations is as follows:

(In thousands)
Fiscal Year Ended                 2000      1999       1998

Results of Operations
Revenues                       $44,427   $43,684    $40,562
Income before income taxes       1,883     2,003      2,103
Income taxes                       734       790        820
Net income                       1,149     1,213      1,283



                                  September 30,  September 25,
Financial Position                   2000           1999
Current assets                     $  9,748        $  9,805
Total assets                         13,115          13,776
Current liabilities                   4,510           5,521
Total liabilities                     5,016           6,197
Net assets of discontinued
   Operations                         8,099           7,579


     The Company and buyer entered into various agreements that provide, among other things, that the Company will indemnify the buyer for certain matters, including certain environmental contingencies. In addition, the Company has other agreements with Imperial and the buyer regarding federal, state and local tax allocation and sharing, provided between the Company and Imperial.


NOTE 3:  BUSINESS SEGMENT INFORMATION

     The Company has two reportable segments. The Company's Energy Products Segment consists primarily of (i) welded and seamless tubular goods used primarily in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); and (ii) line pipe used in the transmission of oil, natural gas and other fluids. The Energy Products Segment reflects the aggregation of two business units which have similar products and services, manufacturing processes, customers and distribution channels and is consistent with both internal management reporting and resource and budgetary allocations. The Company's Industrial Products Segment consists of Special Bar Quality (SBQ) products used primarily in the manufacture of heavy industrial equipment.

     The Company evaluates performance and allocates resources on operating income before interest and income taxes. The accounting policies of the reportable segments are the same as those described in Note 1. Corporate assets are primarily cash, investments, net assets of discontinued operations and income tax assets. Corporate expenses are general and administrative overhead costs.

     The operations of the segments are conducted principally in the United States. The Company grants trade credit to customers, the most significant of which are distributors serving the oil and natural gas exploration and production industries which purchase tubular steel products from the Energy Products Segment. In fiscal 2000, sales to a customer of the Company's energy products, accounted for approximately 14% of total sales. The following table sets forth selected financial information by reportable business segment for fiscal 2000, 1999 and 1998.



(In thousands)      Energy    Industrial
2000               Products    Products    Corporate   Total
Net sales          $299,235    $55,851     $     -   $355,086
Operating income
(loss)               (5,527)    (6,645)     (6,394    (18,566)
Assets              240,250     30,895      74,192    345,337
Depreciation and
Amortization         18,294      3,256           -     21,550
Capital
Expenditures          7,243        256           -      7,499


1999
Net sales          $144,151    $54,728      $    -   $198,879
Operating income
(loss)              (42,854)    (2,707)     (3,746)   (49,307)
Assets              204,454     38,551     110,593    353,598
Depreciation and
Amortization         17,672      3,787           -     21,459
Capital
Expenditures         26,598      1,220           -     27,818


1998
Net sales          $296,690    $72,603      $    -   $369,293
Operating income
(loss)                9,116      4,074      (5,257)     7,933
Assets              203,820     41,181     170,045    415,046
Depreciation and
Amortization         15,588      3,780           -     19,368
Capital
Expenditures         31,162        834           -     31,996



NOTE 4:  ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consist of the following:

(In thousands)                               2000         1999
Accrued payroll and payroll related
Items                                     $12,546      $10,053
Accrued environmental  remediation          1,500        5,291
Deferred revenue                           12,095        4,419
Workers' compensation                       1,482        2,305
Accrued interest                            2,176        2,151
Other                                       2,083        3,179
                                          $31,882      $27,398

NOTE 5:  LONG-TERM INVESTMENTS

At September 30, 2000 and September 25, 1999, the Company's long-term investments, which are all classified as available for sale, consist of the following:

(In thousands)         Amortized   Gross Unrealized  Market
2000                     Cost      Gains   Losses     Value
Corporate bonds         $24,249     $  -  $(2,889)   $21,360
Equity securities         4,800        -   (4,150)       650

1999
Corporate bonds         $49,131     $107  $(2,222)   $47,016
U.S. government-backed
securities                6,035        4      (45)     5,994
                        $55,166     $111  $(2,267)   $53,010
Equity securities       $ 4,800     $  -  $(3,250)   $ 1,550


   At September 30, 2000, scheduled maturities of the Company's investments in long-term debt securities were as follows:

(In thousands)       Average Year     Amortized     Market
                       End Rate         Cost        Value
One year through
five years               9.87%         $ 1,718      $ 1,406
After five years        11.66%          22,531       19,954
                                       $24,249      $21,360


   Gross realized gains and losses were as follows:

(In thousands)                 2000       1999        1998
Realized gains               $  134       $178       $  82
Realized losses               1,533        884         411


NOTE 6:  LONG-TERM DEBT AND CREDIT FACILITY

     Long-term debt of the Company consists of the following:

(In thousands)                        2000            1999
13.5% senior secured notes
  due July 15, 2003 (Notes),
  interest due semi-annually,
  secured by property, plant
  and equipment (net of
  unamortized discount of $2,303
  and $3,009, respectively)         $72,355          $71,649

Other                                   670              816
                                     73,025           72,465
Less current portion                   (110)            (144)
                                    $72,915          $72,321


     The Notes are unconditionally guaranteed in full, jointly and severally, by each of the Company's subsidiaries and are secured by substantially all of the Company's property, plant and equipment. The indenture relating to the Notes contains a number of restrictive covenants including, among other things, limitations on the ability of the Company to incur additional indebtedness; create liens; make certain restricted payments, including dividends; engage in certain transactions with affiliates; engage in sale and leaseback transactions; dispose of assets; issue or sell stock of its subsidiaries; enter into agreements that restrict the ability of its subsidiaries to pay dividends and make distributions; engage in mergers, consolidations and transfers of substantially all of the Company's assets; and make certain investments, loans and advances. The Notes may be redeemed at the option of the Company, at any time, in whole or in part, initially at a price of approximately 104%, declining to 100% in 2002.

     The Company has a $50.0 million revolving credit agreement with interest rates that range from the prime rate to prime plus .25% with respect to domestic rate loans, and interest rates on offshore rate loans (based on LIBOR) that range from the offshore rate plus .375% to the offshore rate plus .875%. The credit facility contains certain financial covenants that become applicable if the Company does not maintain specified levels of cash and investments and earnings (as defined). These covenants include a maximum ratio of debt to cash flow, a minimum interest coverage ratio, a maximum outstanding loans under the line to working capital and a minimum net worth. The credit facility also has restrictions on capital expenditures and the sale of certain assets. At September 30, 2000 approximately $2.2 million of the credit facility was utilized to collateralize letters of credit and $47.8 million was available for borrowing. The credit facility expires in fiscal 2003.

     During 1999 the Company purchased $4.0 million principal amount of its Notes on the open market. The Company paid a premium and wrote off a pro rata portion of unamortized debt discount and debt issuance costs which resulted in an extraordinary charge of $0.4 million, net of applicable income tax benefit of $0.1 million, or $.02 per basic and diluted share.

     Annual long-term debt maturities are $0.1 million in fiscal 2001, $0.3 million in fiscal 2002, $74.7 million in fiscal 2003 and $0.4 million in both fiscal 2004 and 2005.


NOTE 7:  FAIR VALUE OF FINANCIAL INSTRUMENTS


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

     The carrying amount and fair value of the Company's financial instruments are as follows:

(In thousands)                 2000          1999
                       Carrying   Fair      Carrying     Fair
                        Amount    Value     Amount       Value
Cash and short-term
 Investments           $30,905   $30,905    $31,105    $31,105
Long-term investments   22,010    22,010     54,560     54,560
Notes payable                -         -        394        394
Long-term debt          72,915    77,092     72,321     77,812


NOTE 8:  PREFERRED STOCK

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

NOTE 9:  STOCK OPTIONS AND WARRANTS

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

     Nonqualified stock options become exercisable according to a vesting schedule determined at the grant date and expire
no later than ten years after grant.   Nonqualified stock
option grants during fiscal years 2000 and 1998 were granted at exercise prices approximating the market price on the date of grant. During fiscal 1999, nonqualified stock options were granted at exercise prices that were approximately 87% of the market price on the date of grant. A summary of transactions in the plans follows:


                                           2000
                                                   Average
                                                   Exercise
                                   Shares          Price
Outstanding, beginning of year   1,750,629         $  9.41
Granted                            695,100           17.45
Expired                           (188,730)          14.28
Exercised                         (195,390)           7.01
Outstanding, end of year         2,061,609          $11.89
Exercisable, end of year           537,474         $  7.17
Available for grant                582,100               -
Weighted average fair value
   of options granted                              $ 12.00

                                             1999
                                                    Average
                                                    Exercise
                                     Shares         Price
Outstanding, beginning of year    1,378,114         $10.67
Granted                             552,000           7.31
Expired                            (158,075)         13.32
Exercised                           (21,410)          7.55
Outstanding, end of year          1,750,629         $ 9.41
Exercisable, end of year            538,157         $ 6.81
Available for grant                 938,470              -
Weighted average fair value
   of options granted                              $  5.96


                                              1998
                                                   Average
                                                   Exercise
                                      Shares        Price
Outstanding, beginning of year        896,755      $  6.73
Granted                               851,950        14.37
Expires                              (170,132)       13.56
Exercised                            (200,459)        6.32
Outstanding, end of year            1,378,114       $10.67
Exercisable, end of year              445,549       $ 6.32
Available for grant                   333,440            -
Weighted average fair value
   of options granted                               $ 9.29



     The Company accounts for these plans in accordance with the intrinsic value method. Under this method, compensation cost is recognized over the vesting period for any difference between the option price and the market price at the date of grant. Compensation cost for these plans was not material for fiscal 2000, 1999, and 1998. Unrecognized compensation costs associated with prior grants that will be recognized in future periods is $0.5 million at September 30, 2000.

     Pro forma compensation cost, net income (loss) and per share amounts computed as if the Company had accounted for option grants on the fair value method would have been $2.6 million, $(25.5) million and $(1.18) basic and diluted, respectively, for fiscal 2000 and $1.2 million, $(50.6) million, and $(2.1) basic and diluted, respectively for fiscal 1999 and $0.8 million, $3.3 million, and $0.14 basic and diluted, respectively for fiscal 1998.

     The fair values of the granted options were determined using the Black-Scholes option pricing model with the following assumptions for fiscal 2000, 1999 and 1998, respectively: no common stock dividends; expected volatility of 63%, 58% and 59%; risk-free interest rates of 6.7%, 6.1% and 5.5%; and expected life of 7 years, 8 years and 7 years.


     A summary of information about stock options outstanding at September 30, 2000 follows:

                     Options Outstanding   Options Exercisable
   Range of          Average    Average               Average
   Exercise          Exercise   Remaining             Exercise
   Prices    Shares  Price      Life       Shares     Price

$ 2.63 -
   $ 5.94    208,909  $ 4.15     4.7       196,241     $ 4.13

$ 6.13 -
   $ 7.40    706,900    7.21     7.5       255,567       7.07

$13.44 -
   $19.09  1,145,800   16.20     8.7        85,666      14.41

           2,061,609  $11.89     7.9       537,474     $ 7.18


     In the third quarter of fiscal year 2000, warrants exercisable at a price of $8.00 per share for 272,481 common shares of the Company were exercised on a cashless basis resulting in the issuance of 151,125 treasury shares. At September 30, 2000, the Company had common stock warrants outstanding, exercisable for approximately 187,000 shares of the Company's common stock at a price of $4.00 per share. The warrants expire July 15, 2003.


NOTE 10:  COMMITMENTS AND CONTINGENCIES

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

     As with other steel mills in the industry, the Company's steel mini-mills produce dust which contains lead, cadmium and chromium, and is classified as a hazardous waste. Dust produced by its electric arc furnace operations is collected through emission control systems and disposed at EPA-approved facilities.

     In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at the Company's welded tubular facility, resulting in the contamination of a quantity of electric arc furnace dust. The dust has been disposed at an EPA-approved facility and the Company is awaiting final clean closure approvals.

     The estimated costs associated with these incidents were recorded as extraordinary items. Such estimates have been adjusted periodically to reflect the most current information. As such, the Company recorded an extraordinary credit of $0.7 million, net of taxes of $0.3 million, in fiscal 1998. In the second quarter of fiscal 1999, the Company recorded an additional $4.3 million in disposal costs and an additional $0.9 million of expected insurance recoveries in connection with its efforts to dispose of the dust. These amounts were recorded as an extraordinary charge of $3.4 million.

     The Company had environmental remediation reserves of $5.3 million at September 25, 1999. Cash payments during fiscal 2000 have reduced the reserves to $1.5 million as of September 30, 2000. The Company cannot predict the level of required capital expenditures or operating costs that may result from compliance with future environmental regulations.

     Capital expenditures for the next twelve months relating to environmental control facilities are expected to be approximately $2.1 million. Such expenditures could be influenced by new or revised environmental regulations and laws or new information or developments with respect to the Company's operating facilities.

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


NOTE 11:  EMPLOYEE BENEFIT PLANS

     The Company has established various profit sharing plans at the operating companies which are based on the earnings of the respective companies. Generally, the plans require mandatory contributions at a specified percentage of pretax profits (with certain guaranteed minimums based on hours worked) for the bargaining unit employees, and discretionary contributions for salaried employees. The Company also has defined contribution plans covering substantially all of its employees and a non-qualified deferred compensation plan covering certain employees. The expense for these plans was approximately $2.4 million, $1.0 million and $3.2 million in fiscal years 2000, 1999, and 1998, respectively.


NOTE 12:  INCOME TAXES

     The provision (benefit) for income taxes, including $0.7 million, $0.8 million and $0.8 million allocated to discontinued operations in fiscal 2000, 1999, and 1998, respectively, and ($0.1) million and $0.3 million allocated to extraordinary items in fiscal 1999 and 1998, respectively, consists of the following:

(In thousands)                 2000         1999        1998
Current                    $    658     $ (2,917)     $1,235
Deferred                       (514)        (919)      1,694
Tax benefit of employee
stock option exercises
allocated to equity               -            -         474
Provision (benefit) for
  income taxes             $    144      $(3,836)     $3,403


     The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss), including extraordinary items and discontinued operations, before income taxes for the following reasons:

(In thousands)                  2000        1999        1998
Income tax provision
(benefit) at statutory
tax rate of 35%              $(7,964)   $(18,629)     $2,607
Change in taxes
resulting from:
  State income taxes,
  net of federal effect       (1,158)       (334)        510
  Change in valuation
   Allowance                  10,773      15,603         519
     Other, net               (1,507)       (476)       (233)
Provision (benefit)
 for income taxes            $   144    $  (3,836)    $3,403


     The following represents the components of deferred tax liabilities and assets at September 30, 2000 and September 25, 1999:

(In thousands)                              2000        1999
Deferred tax liabilities:
     Property, plant and equipment        $22,183     $27,184
     Other items                              106         171
                                           22,298      27,355
Deferred tax assets:
     Reserves and accruals                  7,849       7,332
     Net operating tax loss
       Carryforward                        36,711      31,338
     Alternative minimum tax and other
          tax credit carryforwards          3,155       3,155
     Unrealized loss on investments         2,612       2,010
     Other items                              273         535
                                           50,600      44,370
     Valuation allowance                  (30,850)    (20,077)
         Net deferred tax assets            19,750     24,293
Net deferred tax liability                $  2,548   $  3,062


     For federal income tax purposes, the Company has alternative minimum tax credit carryforwards of approximately $3.2 million, which are not limited by expiration dates, and net operating tax loss carryforwards of approximately $104.5 million, which expire beginning in 2008. The Company has recorded deferred tax assets related to these carryforwards, net of a deferred tax asset valuation allowance. In estimating the amount of the valuation allowance required, the Company has considered future taxable income related to the reversal of temporary differences in the tax and financial reporting basis of assets and liabilities.

NOTE 13:  RELATED PARTY TRANSACTIONS

     A director of the Company who resigned in July 2000 has a controlling interest in a company which purchases secondary and limited service tubular products from Newport. Sales to this customer were approximately $16.9 million, $11.1 million and $13.2 million for fiscal years 2000, 1999, and 1998, respectively. Trade receivables from this customer were $0.9 million and $1.3 million at the end of fiscal 2000 and 1999, respectively.


NOTE 14:  QUARTERLY FINANCIAL DATA (Unaudited)

     Quarterly results of operations for fiscal 2000 and 1999 are as follows:

(In thousands, except per share amounts)

                    First    Second      Third     Fourth
2000               Quarter   Quarter     Quarter   Quarter
Net sales         $ 75,342   $89,354     $95,689   $94,701
Gross profit
  (loss)            (7,318)   (1,102)        829     9,802
Income (loss)
from continuing
 operations before
 extraordinary
 items             (13,099)   (8,537)     (4,577)    2,165
Income from
 discontinued
 operations, net
 of income taxes       165       306         460       218
Net income (loss)  (12,934)   (8,231)     (4,117)    2,383

Income (loss) per
 common share from
 continuing operations
         Basic      (.61)       (.40)       (.21)      .11
         Diluted    (.61)       (.40)       (.21)      .10
Net income (loss)
 per common share
        Basic       (.60)       (.38)       (.19)      .11
        Diluted     (.60)       (.38)       (.19)      .10

1999
Net sales       $ 43,239     $45,878     $48,243   $61,519)
Gross profit
 (loss)           (9,857)     (9,577)     (6,901)   (6,126)
Loss from
 continuing
 operations
 before
 extraordinary
 items           (11,660)    (14,838)     (9,184)  (11,084)
Income from
 discontinued
 operations,
 net of income
 taxes               278         180         603       152
Loss before
 Extraordinary
 items           (11,382)    (14,658)     (8,581)  (10,932)
Extraordinary
 items, net
 of income taxes    (437)     (3,400)          -         -
Net loss         (11,819)    (18,058)     (8,581)  (10,932)


Loss per common
 share from continuing
 operations before
 extraordinary items

   Basic and
   diluted          (.51)       (.68)       (.43)     (.52)
Net loss per
common share
   Basic and
   Diluted          (.52)       (.83)       (.40)      (.51)


     Reference is made to Note 1:  Summary of  Significant
Accounting Policies - Property, Plant and Equipment and
Depreciation regarding accelerated depreciation charges in the first quarter of fiscal 1999. Reference is also made to Note
2: Discontinued Operations and Notes 6 and 10 for a discussion of extraordinary items in fiscal 1999.


NOTE 15:  SUPPLEMENTARY INFORMATION CONDENSED CONSOLIDATING
          FINANCIAL STATEMENTS (Unaudited)

   The Company's Notes are unconditionally guaranteed in full, jointly and severally, by each of the Company's subsidiaries (Subsidiary Guarantors), each of which is wholly-owned. Set forth below are the condensed consolidating financial statements of NS Group, Inc. including the Subsidiary Guarantors. The Subsidiary Guarantors include all subsidiaries of the Company (Newport Steel Corporation, Koppel Steel Corporation, Imperial Adhesives, Inc., Erlanger Tubular Corporation and Northern Kentucky Management, Inc.) Separate financial statements and other disclosures relating to the Guarantor Subsidiaries have not been presented because the management has determined that this information would not be material.

     The following unaudited condensed consolidating financial statements present the results of operations, financial position and cash flows of (a) NS Group, Inc. (Parent), reflecting investments in its consolidated subsidiaries under the equity method of accounting, (b) the guarantor subsidiaries of the Parent and (c) the eliminations necessary to arrive at the information for the Parent on a consolidated basis. Income tax expense (benefit) is allocated among the consolidating entities based upon taxable income (loss) within the companies. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of NS Group. All significant intercompany accounts and transactions have been eliminated.


                NS Group, Inc. and Subsidiaries
       Unaudited Condensed Consolidating Balance Sheet
                     September 30, 2000


(In thousands)        Guarantor
              Parent  Subsidiaries  Eliminations  Consolidated
Cash and
Investments  $ 28,485   $  2,420     $      -      $  30,905
Accounts
Receivable        660     57,417            -         58,077
Inventories         -     70,850            -         70,850
Other current
 Assets         6,279     17,051            -          3,330
    Total
    Current
    Assets    35,424     147,738             -       183,162

Property,
plant and
equipment          -     330,178             -       330,178
Accumulated
Depreciation       -    (204,205)            -      (204,205)
Long-term
Investments   21,360         650             -        22,010
Investment in
Subsidiaries  (2,315)          -         2,315             -
Intercompany,
Net          229,638           -      (229,638)            -
Other assets   2,920       3,173             -         6,093
Net assets of
discontinued
operations         -       8,099             -         8,099
  Total
  Assets    $287,027    $285,633     $(227,323)     $345,337

Accounts
Payable     $      -    $ 34,608     $       -      $ 34,608
Accrued
Liabilities
And other      8,686      23,196             -        31,882
Current portion
of long-term
debt               -         110             -           110
  Total
  current
  liabilities  8,686      57,914             -        66,600

Long-term
Debt          72,355         560             -        72,915
Intercompany,
Net                -     229,638      (229,638)            -
Deferred
Taxes          7,141        (164)            -         6,977
Stockholders'
Equity       198,845      (2,315)        2,315       198,845
  Total
  current
  liabilities
  and
  stockholders'
  equity    $287,027    $285,633     $(227,323)     $345,337



                 NS Group, Inc. and Subsidiaries
         Unaudited Condensed Consolidating Balance Sheet
                       September 25, 1999


(In thousands)         Guarantor
               Parent  Subsidiaries  Eliminations consolidated
Cash and
Investments  $  28,816 $  2,289       $      -     $  31,105
Accounts
Receivable       1,267   33,758              -        35,025
Inventories          -   51,468              -        51,468
Other current
Assets           9,528   17,850              -        27,378
  Total
  current
  assets        39,611  105,365              -       144,976

Property,
Plant and
Equipment            -  322,522              -       322,522
Accumulated
Depreciation         - (182,877)             -      (182,877)
Long-term
Investments     53,010    1,550              -        54,560
Investment in
Subsidiaries    19,459        -        (19,459)            -
Intercompany,
  Net          192,094        -       (192,094)            -
Other assets     3,139    3,699              -         6,838
Net assets
of discontinued
operations           -    7,579              -         7,579
  Total
  Assets      $307,313 $257,838      $(211,553)     $353,598

Accounts
Payable       $      - $ 24,145      $       -      $ 24,145
Accrued
liabilities
and other        5,910   21,488              -        27,398
Current
portion of
long-term
 debt                -      144              -           144
  Total
  current
  liabilities    5,910   45,777              -        51,687

Long-term debt  71,649      672              -        72,321
Intercompany,
Net                  -   192,094       (192,094)           -
Deferred taxes   8,602      (164)             -        8,438
Stockholders'
Equity         221,152    19,459        (19,459)     221,152
  Total
  curent
  liabilities
  and
  stockholders'
  equity      $307,313  $257,838      $(211,553)    $353,598


                  NS Group, Inc. and Subsidiaries
     Unaudited Condensed Consolidating Statement of Operations
          For the fiscal year ended September 30, 2000


(In thousands)          Guarantor
               Parent  Subsidiaries  Eliminations Consolidated
Net sales      $    -   $355,086      $      -       $355,086

Cost of
products sold       -    352,875             -        352,875
Selling and
administrative
expenses            -     20,777             -         20,777
Operating
income
(loss)              -    (18,566)            -        (18,566)

Equity in
earnings of
subsidiaries  (21,774)         -        21,774              -
Investment
Income          3,027        120             -          3,147
Interest
Expense       (11,728)       (17)            -        (11,745)
Intercompany
interest,
net            19,056    (19,056)            -              -
Other income,
Net               193      2,333             -          2,526
Income (loss)
from continuing
operations
before income
taxes         (11,226)   (35,186)       21,774        (24,638)
Provision
(benefit)
for income
taxes          11,673    (12,263)            -           (590)
Income (loss)
from
continuing
operations    (22,899)   (22,923)       21,774        (24,048)
Income from
discontinued
operations          -      1,149             -          1,149
Net income
(loss)       $(22,899)  $(21,774)     $ 21,774      $ (22,899)


                   NS Group, Inc. and Subsidiaries
     Unaudited Condensed Consolidating Statement of Operations
             For the fiscal year ended September 25, 1999


(In thousands)         Guarantor
              Parent  Subsidiaries  Eliminations  Consolidated
Net sales     $    -    $198,879      $     -        $198,879

Cost of
products sold      -     231,340            -         231,340
Selling and
administrative
expenses           -      16,846            -          16,846
Operating income
(loss)             -     (49,307)           -         (49,307)

Equity in
earnings of
subsidiaries (39,086)          -       39,086               -
Investment
Income         5,637         192            -           5,829
Interest
Expense      (11,486)        (65)           -         (11,551)
Intercompany
interest,
net           13,368     (13,368)           -               -
Other income,
Net              190       3,556            -           3,746
Income (loss)
from
continuing
operations
before
income
taxes        (31,377)    (58,992)      39,086         (51,283)
Provision
(benefit)
for income
taxes         17,576     (22,093)           -          (4,517)
Income (loss)
from continuing
operations   (48,953)    (36,899)      39,086         (46,766)
Income from
discontinued
operations,
net of
income taxes       -       1,213            -           1,213
Income (loss)
before
extraordinary
items        (48,953)    (35,686)      39,086         (45,553)
Extraordinary
items,
net of income
taxes           (437)     (3,400)           -          (3,837)
Net income
(loss)      $(49,390)  $ (39,086)     $39,086        $(49,390)


               NS Group, Inc. and Subsidiaries
     Unaudited Condensed Consolidating Statement of Operations
            For the fiscal year ended September 26, 1998


(In thousands)        Guarantor
             Parent  Subsidiaries  Eliminations  Consolidated
Net sales    $    -   $369,293       $     -       $369,293

Cost of
products
sold              -    341,763             -        341,763
Selling and
administrative
expenses          -     19,597             -         19,597
Operating
income
(loss)            -      7,933             -          7,933

Equity in
earnings of
subsidiaries (1,286)         -         1,286              -
Investment
Income        7,710        624             -          8,334
Interest
Expense     (12,452)      (153)            -        (12,605)
Intercompany
interest,
net          11,695    (11,695)            -              -
Other
income,
net             233        444             -            677
Income (loss)
from continuing
operations
before income
taxes         5,900      (2,847)        1,286          4,339
Provision
(benefit)
for income
taxes         1,850         381             -          2,231
Income (loss)
from continuing
operations    4,050      (3,228)        1,286          2,108
Income from
discontinued
operations,
net of income
taxes             -       1,283             -          1,283
Income (loss)
before
extraordinary
items         4,050      (1,945)        1,286          3,391
Extraordinary
items, net
of income
taxes             -         659             -            659
Net income
(loss)      $ 4,050   $  (1,286)       $1,286       $  4,050



                   NS Group, Inc. and Subsidiaries
    Unaudited Condensed Consolidating Statement of Cash Flows
               For the fiscal year ended September 30, 2000


(In thousands)         Guarantor
              Parent  Subsidiaries  Eliminations  Consolidated

Net Cash
from
Operating
Activities   $(31,681)   $ 7,094      $     -        $(24,587)

Cash Flows from Investing Activities:
 Purchases of
 property,
 plant and
 equipment          -     (7,499)            -         (7,499)

 Proceeds
 from sales
 of equipment       -          95             -            95
 Purchases of
 available-
 for-sale
 securities    (7,878)          -             -        (7,878)
 Maturities
 of available-
 for-sale
 securities    22,739           -              -       22,739
 Sales of
 available-
 for-sale
 securities    14,556           -              -       14,556
 (Increase)
 decrease in
 other assets    (209)        519              -          310
 Net cash from
 Investing
 Activities    29,208      (6,885)             -       22,323

Cash Flows from Financing Activities:
 Repayments
 of long-term
 debt               -        (146)             -         (146)
 Proceeds from
 issuance of
 common stock   2,142           -              -        2,142
 Net cash from
 financing
 activities     2,142        (146)             -        1,996

Net cash
provided by
discontinued
operations          -          68              -           68
Net increase
(decrease) in
cash and
short-term
investments      (331)        131              -         (200)
Cash and
short-term
investments
- beginning
of period      28,816       2,289              -       31,105
Cash and
short-term
investments
- end of
period       $ 28,485    $  2,420         $    -      $30,905
Cash paid
(received)
during the
year for:
 Interest   $ 10,078    $    17          $    -       $10,095
 Income
  Taxes       (2,187)         -               -        (2,187)


               NS Group, Inc. and Subsidiaries
     Unaudited Condensed Consolidating Statement of Cash Flows
           For the fiscal year ended September 25, 1999


(In thousands)         Guarantor
              Parent  Subsidiaries  Eliminations  Consolidated
Net Cash
from
Operating
Activities   $(33,941)  $18,569       $     -       $(15,372)

Cash Flows from Investing Activities:
  Purchases
  of property,
  plant and
  equipment         -   (27,818)             -       (27,818)
  Proceeds
  from sales
  of equipment      -       576              -           576
  Purchases of
  available-for-
  sale
  securities  (45,053)        -              -       (45,053)
  Maturities
  of available
  for-sale
  securities   32,035         -              -        32,035
  Sales of
  available-
  for-sale
  securities   32,259         -              -        32,259
  (Increase)
  decrease
  in other
  assets         (191)        -              -          (191)
  Net cash
  from
  investing
  activities   19,050   (27,242)             -        (8,192)

Cash Flows
from Financing
Activities:
  Repayments
  of long-term
  debt        (4,000)      (624)             -         (4,624)
  Proceeds
  from
  issuance of
  common
  stock           40          -              -            140
  Purchases
  of
  treasury
  stock       (7,684)         -              -         (7,684)
  Net cash
  from
  financing
  activities (11,544)      (624)             -        (12,168)

Net cash
provided by
discontinued
operations         -        365              -            365
Net increase
(decrease) in
cash and
short-term
investments  (26,435)    (8,932)              -       (35,367)
Cash and
short-term
investments
- beginning
of period     55,25      11,221               -        66,472
Cash and
short-term
investments
-end of
period      $28,816    $  2,289         $     -       $31,105
Cash paid
(received)
during the
year for:
  Interest  $10,234    $     75               -       $10,309
  Income
  taxes      (3,286)        145               -        (3,141)



                NS Group, Inc. and Subsidiaries
    Unaudited Condensed Consolidating Statement of Cash Flows
            For the fiscal year ended September 26, 1998


(In thousands)          Guarantor
               Parent  Subsidiaries  Eliminations Consolidated
 Net Cash
 from
 Operating
 Activities   $(4,273)  $ 34,239       $     -     $   29,966

Cash Flows from Investing Activities:
 Purchases
 of property,
 plant and
 equipment          -    (31,996)            -        (31,996)
 Proceeds
 from sales
 of equipment       -        143             -            143
 Purchases of
 available-
 for-sale
 securities  (112,102)         -             -       (112,102)
 Maturities
 of available-
 for-sale
 securities    22,019          -             -         22,019
 Sales of
 available-
 for-sale
 securities    16,931          -             -         16,931
 (Increase)
 decrease
 in other
 assets          (433)       311             -           (122)
 Net cash
 from
 investing
 activities   (73,585)   (31,542)            -       (105,127)

Cash Flows from Financing Activities:
Increase
(decrease)
in notes
payable          (480)         -              -          (480)
Proceeds
from
issuance
of long-
term debt           -          -              -             -
Repayments
of long-
term debt     (52,438)    (1,916)             -       (54,354)
Proceeds
from
issuance
of common
stock         17,843           -               -       17,843
Purchases of
treasury
stock        (17,081)          -               -      (17,081)
Net cash
from
financing
activities   (52,156)     (1,916)              -      (54,072)

Net cash
provided by
discontinued
operations         -         363               -          363
Net increase
(decrease)
in cash and
short-term
investments (130,014)      1,144                -    (128,870)
Cash and
short-term
investments
- beginning
of period    185,265      10,077                -     195,342
Cash and
short-term
investments
- end of
period       $55,251   $  11,221           $    -     $66,472

Cash paid during the year for:
  Interest   $12,566   $     126                -     $12,692
  Income
   taxes       4,075         273                -       4,348


                                                SCHEDULE II

                 NS GROUP, INC. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS


                                    Reserves Deducted from
                                   Assets in Balance Sheets
                                   Allowance       Allowance
                                  for Doubtful     for Cash
(In thousands)                     Accounts(1)    Discounts(1)

Balance, September 27, 1997         $     517     $     631
     Additions charged to
        costs and expenses:             1,218         5,143
     Deductions (2):                   (1,195)       (5,622)
Balance, September 26, 1998         $     540     $     152
     Additions charged to
        costs and expenses:             1,582         2,502
     Deductions (2):                   (1,512)       (2,400)
Balance, September 25, 1999         $     610      $    254
     Additions charged to
        costs and expenses:             1,455         5,271
     Deductions (2):                   (1,448)       (4,923)
Balance, September 30, 2000         $     617     $     602


(1)  Deducted from accounts receivable
(2)  Net charges of nature for which reserves were created



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference from the Proxy under the caption "Proposals of the Board, Item 1 - Election of Directors," "Securities Ownership of Management, footnote
(1)"; "The Board of Directors, Board Committees and Meeting Attendance"; and "Securities Ownership of Management, Section 16(a) Beneficial Ownership Reporting Compliance".

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Proxy under the captions "Compensation Committee Interlocks and Insider
Participation" and "Certain Relationships and Related
Transactions."

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM  8-K

     (a) 1. Consolidated Financial Statements - Audited consolidated financial statements required by this item are presented and listed in Part II, Item 8.

           2. Consolidated Financial Statement Schedule - The financial statement schedule required to be filed as a part of this report is presented and listed in Part II, Item 8.

           3. Exhibits - Reference is made to the Index to Exhibits, which is included herein as part of this report.

     (b)  Reports on Form 8-K

          None.



                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NS GROUP, INC.

Date: December 14, 2000       By:/s/Thomas J. Depenbrock
                              Thomas J. Depenbrock,
                              Vice President, Treasurer and
                              Chief Financial Officer


     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rene J. Robichaud and Thomas J. Depenbrock, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: December 14, 2000       By:  /s/Rene  J. Robichaud
                              Rene J. Robichaud, President and
                              Chief Executive Officer and
                              Director




Date: December 14, 2000       By:  /s/Thomas J. Depenbrock
                              Thomas J. Depenbrock, Vice
                              President, Treasurer and Chief
                              Financial Officer (Principal
                              Financial and Accounting
                              Officer)


Date: December 14, 2000       By:  /s/Clifford R. Borland
                              Clifford R. Borland
                              Chairman of the Board
                              Director



Date: December 14, 2000       By:  /s/Paul C. Borland, Jr.
                              Paul C. Borland, Jr., Director



Date: December 14, 2000       By:  /s/David A.B. Brown
                              David A. B. Brown, Director


Date:  December 14, 2000      By:  /s/Patrick J. B. Donnelly
                              Patrick J. B. Donnelly, Director




Date:  December 14, 2000      By:  /s/George A. Helland, Jr.
                              George A. Helland, Jr., Director



Date: December 14, 2000       By:  /s/Gary L. Kott
                              Gary L. Kott, Director



                   INDEX TO EXHIBITS

Number                           Description

3.1  Amended and Restated Articles of Incorporation of
Registrant, filed as Exhibit 3.1 to Amendment No. 1 to
Registrants' Form S-1 dated January 17, 1995, File No. 33-
56637, and incorporated herein by this reference

3.2  Amended and Restated By-Laws of Registrant, dated
November 4, 1999, filed as Exhibit 3.2 to Company's Form 10-Q for th fiscal quarter ended January 1, 2000, File No. 1-9838, and incorporated herein by this reference

4.1 Indenture (including form of Senior Secured Note) between the Company and The Huntington National Bank, as trustee (the
"Trustee")

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

4.19 Credit Agreement between the Company and Bank of America National Trust and Savings Association, dated July 31, 1998, filed as Exhibit 4.20 to the Company's Form 10-K for the fiscal year ended September 26, 1998, File No. 1-9838, and incorporated herein by this reference; Amendment No. 1 dated March 25, 1999, filed as Exhibit 4.20 to the Company's
Form 10-Q for the quarterly period ended March 27, 1999, File No. 1-9838, and incorporated herein by this reference; and Amendment No. 2 dated October 10, 2000 filed herewith

10.1 Company's Amended Employee Incentive Stock Option Plan, filed as Exhibit 10(a) to Company's Form 10-K for the fiscal year ended September 30, 1989, File No. 1-9838, and incorporated herein by this reference*

10.2  Company's Executive Bonus Plan, filed as Schedule B to
Exhibit 10.4 to Company's Registration Statement on Form S-18,
File No. 2-90643, and incorporated herein by this reference*

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

10.6 Registration Rights Agreement dated October 6, 1993 among Kentucky Electric Steel, Inc., NS Group, Inc. and
NSub I, Inc. (formerly Kentucky Electric Steel Corporation), filed as Exhibit 10(i) to the Company's Form 10-K for fiscal year ended September 25, 1993, File No. 1-9383, and incorporated herein by this reference

10.7  Company's Amended and Restated 1995 Stock Option and
Stock Appreciation Rights Plan, filed as Exhibit A to the
Company's Proxy Statement dated December 21, 1998, File No. 1-
9838, and incorporated herein by this reference*

10.8 Form of Change of Control Severance Agreement, filed herewith*

10.9  Form of Salary Continuation Agreement, filed herewith*

10.10 Employment Agreement between the Company and Rene J.
Robichaud, dated June 21, 1999, filed as Exhibit 10.11 to the Company's Form 10-K for fiscal year ended September 25, 1999, File No. 1-9838 and incorporated herein by this reference*

10.11  Employment Agreement between the Company an William W.
Beible, Jr., dated May 8, 2000 filed as Exhibit 10.1 to the
Company's Form 10-Q for the three months ended July 1, 2000 and incorporated herein by this reference*

10.12 Company's 2000 Non-Employee Director Stock Option Plan filed as Exhibit 10.4 to the Company's Form 10-Q for the three months ended July 1, 2000 and incorporated herein by this reference*

21  Subsidiaries of Registrant, filed herewith

23  Consent of Independent Public Accountants, filed herewith

24  Power of Attorney (contained on Signature Page)

27  Financial Data Schedule, filed herewith

99.1 Risk Factors, filed herewith


* Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company participates or is a party.