Form 10-QT
period 2000-12-31
NS GROUP INC
filed 2001-02-08
CIK 745026

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
-------      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended
                                            ----------------

                                       OR

   X         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
-------      OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM OCTOBER 1, 2000 TO DECEMBER 31, 2000

                          COMMISSION FILE NUMBER 1-9838

                                 NS GROUP, INC.
              Exact name of registrant as specified in its charter

             KENTUCKY                                      61-0985936
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

                 530 WEST NINTH STREET, NEWPORT, KENTUCKY 41071
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (859) 292-6809

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

At February 5, 2001, there were 20,951,188 shares outstanding of the Company's common stock.

                                 NS GROUP, INC.

                                      INDEX

                                                                                        Page No.
                                                                                        --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations................................  3
         Condensed Consolidated Balance Sheets..........................................  4
         Condensed Consolidated Statements of Cash Flows................................  5
         Notes to Financial Statements..................................................  6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................................... 18

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk.................................................................. 25


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..............................................  26

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                       DECEMBER 31,   JANUARY 1,
                                                           2000         2000
                                                       ------------   ----------
  Net sales                                              $ 73,357      $ 76,076

  Cost and expenses
     Cost of products sold                                 73,113        82,945
     Selling and administrative expenses                    5,204         4,733
                                                         --------      --------
  Operating income (loss)                                  (4,960)      (11,602)
  Other income (expense)
     Investment income                                      1,169         1,367
     Interest expense                                      (2,804)       (3,127)
     Other, net                                                56           172
                                                         --------      --------
  Income (loss) from continuing operations before
        income taxes and extraordinary items               (6,539)      (13,190)
  Provision (benefit) for income taxes                     (2,474)          (91)
                                                         --------      --------
  Income (loss) from continuing operations before
        extraordinary items                                (4,065)      (13,099)
  Gain on sale of subsidiary, net of income taxes          10,858             -

  Income from discontinued operations,
        net of income taxes                                    97           165
                                                         --------      --------
  Income (loss) before extraordinary items                  6,890       (12,934)
  Extraordinary items, net of income taxes                    900             -
                                                         --------      --------
  Net income (loss)                                      $  7,790      $(12,934)
                                                         ========      ========
  Per common share (basic)
     Income (loss) from continuing operations            $   (.19)     $   (.61)
     Income from discontinued operations,
        net of income taxes                                   .52           .01
     Extraordinary items, net of income taxes                 .04             -
                                                         --------      --------
     Net income (loss)                                   $    .37      $   (.60)
                                                         ========      ========
  Per common share (diluted)
     Income (loss) from continuing operations            $   (.19)     $   (.61)
     Income from discontinued operations,
        net of income taxes                                   .51           .01
     Extraordinary items, net of income taxes                 .04             -
                                                         --------      --------
     Net income (loss)                                   $    .36      $   (.60)
                                                         ========      ========
  Weighted average shares outstanding
     Basic                                                 21,243        21,470
     Diluted                                               21,620        21,470


----------------------
See notes to financial statements.

                                 NS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands) (Unaudited)


                                                      DECEMBER 31,  SEPTEMBER 30,
                                                         2000           2000
                                                      ------------  -------------
ASSETS
Current assets
     Cash                                              $   1,451      $     960
     Short-term investments                               43,700         29,945
     Accounts receivable, net                             45,354         58,077
     Inventories                                          60,468         70,850
     Other current assets                                 20,591         23,330
                                                       ---------      ---------
        Total current assets                             171,564        183,162

Property, plant and equipment, net                       121,052        125,973
Long-term investments                                     20,401         22,010
Other assets                                               5,909          6,093
Net assets of discontinued operations                          -          8,099
                                                       ---------      ---------

        Total assets                                   $ 318,926      $ 345,337
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                  $  12,516      $  34,608
     Accrued liabilities                                  34,804         31,882
     Current portion of long-term debt                       110            110
                                                       ---------      ---------
         Total current liabilities                        47,430         66,600

Long-term debt                                            68,207         72,915
Deferred taxes                                             6,811          6,977
                                                       ---------      ---------
         Total liabilities                               122,448        146,492
                                                       ---------      ---------
Shareholders' Equity
     Common stock, no par value                          282,750        282,707
     Treasury stock                                      (33,035)       (23,644)
     Common stock options and warrants                       497            466
     Accumulated other comprehensive loss                 (6,258)        (5,418)
     Accumulated deficit                                 (47,476)       (55,266)
                                                       ---------      ---------
        Total shareholders' equity                       196,478        198,845
                                                       ---------      ---------

        Total liabilities and shareholders' equity     $ 318,926      $ 345,337
                                                       =========      =========

--------------
See notes to financial statements.

                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)


                                                                  THREE MONTHS ENDED
                                                               DECEMBER 31,   JANUARY 1,
                                                                   2000          2000
                                                               ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                           $  7,790      $(12,934)
     Less: income from discontinued operations,
        net of income taxes                                            97           165
                                                                 --------      --------
     Income (loss) from continuing operations                       7,693       (13,099)
     Adjustments to reconcile net income (loss)
        to net cash flows from operating activities:
          Depreciation and amortization                             5,535         5,689
          Amortization of debt discount and finance costs             525           303
          Gain on sale of subsidiary                              (13,284)            -
          Other, net                                                   (6)          280
          Changes in operating assets and liabilities
             Accounts receivable, net                              12,925          (522)
             Inventories                                           10,382        (7,481)
             Other current assets                                     691           549
             Accounts payable                                     (22,118)        8,983
             Accrued liabilities                                      883        (1,134)
                                                                 --------      --------
                    Net cash flows from operating activities        3,226        (6,432)
                                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, plant and equipment                      (586)       (2,967)
     Proceeds from sale of subsidiary                              26,532            95
     Net sales of long-term investments                               753            75
     (Increase) decrease in other assets                                7           (48)
                                                                 --------      --------
                    Net cash flows from investing activities       26,706        (2,845)
                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of long-term debt                                  (5,049)          (48)
     Proceeds from issuance of common stock                            43           307
     Purchases of treasury stock                                   (9,391)            -
                                                                 --------      --------
                    Net cash flows from financing activities      (14,397)          259
                                                                 --------      --------

Net cash used by discontinued operations                           (1,289)       (1,116)
                                                                 --------      --------
Net increase (decrease) in cash and short-term
      investments                                                  14,246       (10,134)
Cash and short-term investments at beginning of period             30,905        31,105
                                                                 --------      --------

Cash and short-term investments at end of period                 $ 45,151      $ 20,971
                                                                 ========      ========

Cash paid (received) for:
           Interest                                              $      4      $     26
           Income taxes                                          $   (634)     $     33


---------------
See notes to financial statements

                                 NS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

         Pursuant to Accounting Principles Board Opinion No. 30, the consolidated financial statements of NS Group, Inc. have been restated to reflect the disposition of Imperial Adhesives, Inc. (Imperial) which was sold on October 12, 2000. Accordingly, the revenues, cost and expenses, assets and liabilities, and cash flows of Imperial have been excluded from the respective captions in the Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows, and have been reported as "Income from discontinued operations"; as "Net assets of discontinued operations"; and as "Net cash used by discontinued operations." See Note 2 for additional information.

         The accompanying information reflects, in the opinion of management, all adjustments (which consist of only normal recurring adjustments) necessary to present fairly the results for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Reference should be made to NS Group, Inc.'s Form 10-K for the fiscal year ended September 30, 2000 for additional footnote disclosure, including a summary of significant accounting policies.

         NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and 101B, which is effective no later than the quarter ending December 31, 2000. SAB No. 101 clarifies the SEC's views regarding the recognition of revenue. The Company has adopted SAB No. 101, as amended, in the quarter ended December 31, 2000. The application of SAB No. 101 did not affect the Company's financial position or results of operations.

         Also in the quarter, the Company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF 00-10 requires that a seller of goods should classify in the income statement amounts billed to a customer for shipping and handling as revenue and should classify in the income statement costs incurred for shipping and handling as an expense. One of NS Group's subsidiaries has reported shipping charges billed to customers as revenue, net of the actual costs incurred. Prospectively, the Company will report the actual costs incurred to ship its products as a component of cost of sales. This change will have no effect on the Company's gross profit margins. The effects of EITF 00-10 on the Company's reported revenues and cost of sales were not material as of December 31, 2000 and, prospectively, prior period amounts will be reclassified to conform with the new presentation.

         EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities that could result in additional common shares being issued which, for the Company, are comprised of stock options and warrants only. The Company purchased 1.1 million of its shares in open market transactions during October and November 2000.

         Securities that could potentially result in dilution of basic EPS through the issuance of 2.4 million shares of the Company's common stock were not included in the computation of diluted EPS for the three-month period ended January 1, 2000, because they were antidilutive.

         FISCAL YEAR-END

         The Company's fiscal years prior to October 1, 2000 ended on the last Saturday of September. On November 20, 2000, the Company announced that it had changed its fiscal year-end to December 31. The results for the period from October 1, 2000 through December 31, 2000 are being reported on this Form 10-Q as a transition period per Securities and Exchange Commission regulations. The Company's next full fiscal year will be for the calendar year ended December 31, 2001. The quarter ended January 1, 2000 is for a period of fourteen weeks (September 26, 1999 to January 1, 2000) as compared to three calendar months (October 1, 2000 through December 31, 2000) for the quarter ended December 31, 2000.

NOTE 2:   DISCONTINUED OPERATIONS

         On October 12, 2000, the Company completed the sale of its wholly-owned subsidiary, Imperial Adhesives, Inc., for $26.5 million in cash. The pre-tax gain on the sale was $13.3 million and increased net income by $10.9 million or $.52 and $.51 per basic and diluted share, respectively. In connection with the sale, the Company and the buyer entered into various agreements that provide, among other things, that the Company will indemnify the buyer for certain matters, including environmental contingencies. The Company accrued $1.9 million at the time of the sale for its share of estimated liabilities and has included this amount in accrued liabilities in the accompanying Condensed Consolidated Balance Sheets at December 31, 2000.

In addition, the Company has other agreements with Imperial and the buyer regarding federal, state and local tax allocation and sharing between the Company and Imperial.

         Income from discontinued operations represents the results of the sold operations for the period October 1 through the date of the sale.

NOTE 3:  EXTRAORDINARY ITEMS

         In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at the Company's welded tubular facilities, resulting in the contamination of a quantity of electric arc furnace dust. Estimated costs to dispose of the dust and other remediation costs were previously expensed and classified as extraordinary charges in the Company's statement of operations. The dust has been disposed at an EPA-approved facility. During the quarter ended December 31, 2000, the Company received final regulatory notice of clean closure related to this incident and no further costs are expected to be incurred. Therefore, the Company removed the accrual for these costs in the quarter and recorded an extraordinary credit of $1.2 million, net of income taxes of $0.3 million, or $.06 per basic and diluted share.

         In October 2000, the Company purchased $5.0 million principal amount of its 13.5% Senior Secured Notes ("Notes") in an open market transaction. The purchase of the Notes was accomplished through the use of short-term investments. In connection with the purchase of the Notes, the Company recorded an extraordinary charge of $0.3 million, net of $0.1 million of applicable income tax benefit, or $.02 per basic and diluted share, for the premium incurred and write-off of associated original discount and deferred finance charges.

NOTE 4:   COMPREHENSIVE INCOME

         The Company's other comprehensive income consists of unrealized gains and losses on available-for-sale securities. Comprehensive income for the periods was as follows ($000's):

                                                          THREE MONTHS ENDED
                                                      --------------------------
                                                      DECEMBER 31,    JANUARY 1,
                                                          2000          2000
                                                      ------------   ----------
             Net income (loss)                        $   7,790      $(12,934)
             Unrealized (losses) on
                available for sale securities              (840)         (794)
                                                      ---------      --------

             Comprehensive income (loss)              $   6,950      $(13,728)
                                                      =========      =========

NOTE 5:   BUSINESS SEGMENT INFORMATION

         The Company operates in two reportable segments. The Company's Energy Products Segment consists primarily of (i) welded and seamless tubular goods used primarily in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); and (ii) line pipe used in the transmission of oil, natural gas and other fluids. The Energy Products segment reflects the aggregation of two business units which have similar products and services, manufacturing processes, customers and distribution channels and is consistent with both internal management reporting and resource and budgetary allocations. The Company's Industrial Products Segment consists of special bar quality (SBQ) products used primarily in the manufacture of heavy industrial equipment.

The following table sets forth selected segment financial information for the three months ended December 31, 2000 and January 1, 2000 ($000's):


                                                 ENERGY         INDUSTRIAL
                                                 PRODUCTS        PRODUCTS         CORPORATE        TOTAL
                                                 --------        --------         ---------        -----
  DECEMBER 31, 2000
  -----------------
  Net sales                                   $  67,503       $    5,854          $      -       $   73,357
  Operating income (loss)                          (341)          (3,001)           (1,618)          (4,960)
  Assets                                        216,783           26,636            75,673          319,092
  Depreciation and amortization                   4,497              847               191            5,535
  Capital expenditures                              586                -                 -              586

  JANUARY 1, 2000
  ---------------
  Net sales                                   $  61,574       $   14,502          $      -       $   76,076
  Operating income (loss)                        (8,753)          (1,730)           (1,119)         (11,602)
  Assets                                        208,458           39,426            97,453          345,337
  Depreciation and amortization                   4,622            1,067                 -            5,689
  Capital expenditures                            2,500              467                 -            2,967

NOTE 6:  INVENTORIES

          Inventories consist of the following ($000's):


                                                            DECEMBER 31,      SEPTEMBER 30,
                                                                2000               2000
                                                            ------------      -------------
         Raw materials                                      $     6,930         $   10,133
         Semi-finished and finished goods                        53,538             60,717
                                                            -----------         ----------

                                                            $    60,468         $   70,850
                                                            ===========         ==========

NOTE 7:  COMMITMENTS AND CONTINGENCIES

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

         As with other steel mills in the industry, the Company's steel mini-mills produce dust which contains lead, cadmium and chromium, and is classified as a hazardous waste. Dust produced by its electric arc furnace operations is collected through emission control systems and disposed of at EPA-approved facilities.

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

         Based upon its evaluation of available information, management does not believe that any of the Company's environmental contingency matters are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 8:   SUPPLEMENTARY INFORMATION - CONDENSED CONSOLIDATING
          FINANCIAL STATEMENTS (UNAUDITED)

         The Company's Notes are unconditionally guaranteed in full, jointly and severally, by each of the Company's subsidiaries (Subsidiary Guarantors), each of which is wholly-owned. Set forth below are the condensed consolidating financial statements of NS Group, Inc. including the Subsidiary Guarantors. The Subsidiary Guarantors include all subsidiaries of the Company (Newport Steel Corporation, Koppel Steel Corporation, Erlanger Tubular Corporation and Northern Kentucky Management, Inc.). Separate financial statements and other disclosures relating to the Guarantor Subsidiaries have not been presented because management has determined that this information would not be material. See Note 2 - Discontinued Operations related to the sale of Imperial Adhesives, Inc.

         The following unaudited condensed consolidating financial statements present the results of operations, financial position and cash flows of (a) NS Group, Inc. (Parent), reflecting investments in its consolidated subsidiaries under the equity method of accounting, (b) the guarantor subsidiaries of the Parent and (c) the eliminations necessary to arrive at the information for the Parent on a consolidated basis. Income tax expense (benefit) is allocated among the consolidating entities based upon taxable income (loss) within the companies. These condensed consolidating financial statements should be read in conjunction with the accompanying condensed consolidated financial statements of NS Group. All significant intercompany accounts and transactions have been eliminated.

                                 NS Group, Inc.
                 Unaudited Condensed Consolidating Balance Sheet
                                December 31, 2000


                                                 Guarantor
(In thousands)                      Parent       Subsidiaries    Eliminations  Consolidated
                                    ------       ------------    ------------  ------------

Cash and investments               $  42,543      $   2,608      $       -      $  45,151
Accounts receivable                      823         44,531              -         45,354
Inventories                                -         60,468              -         60,468
Other current assets                   5,154         15,437              -         20,591
                                   ---------      ---------      ---------      ---------
     Total current assets             48,520        123,044              -        171,564


Property, plant and
   equipment                               -        330,757              -        330,757
Accumulated depreciation                   -       (209,705)             -       (209,705)
Long-term investments                 19,751            650              -         20,401
Investments in subsidiaries          (16,252)             -         16,252              -
Intercompany, net                    230,007              -       (230,007)             -
Other assets                           2,729          3,180              -          5,909
                                   ---------      ---------      ---------      ---------
     Total assets                  $ 284,755      $ 247,926      $(213,755)     $ 318,926
                                   =========      =========      =========      =========

Accounts payable                   $     196      $  12,320      $       -      $  12,516
Accrued liabilities and other         13,574         21,230              -         34,804
Current portion of long-term
   debt                                    -            110              -            110
                                   ---------      ---------      ---------      ---------
     Total current liabilities        13,770         33,660              -         47,430


Long-term debt                        67,696            511              -         68,207
Intercompany, net                          -        230,007       (230,007)             -
Deferred taxes                         6,811              -              -          6,811
Shareholders' equity                 196,478        (16,252)        16,252        196,478
                                   ---------      ---------      ---------      ---------
     Total liabilities
      and shareholders' equity     $ 284,755      $ 247,926      $(213,755)     $ 318,926
                                   =========      =========      =========      =========

                                 NS Group, Inc.
                 Unaudited Condensed Consolidating Balance Sheet
                              September 30, 2000


                                                  Guarantor
(In thousands)                      Parent       Subsidiaries   Eliminations    Consolidated
                                    ------       ------------   ------------    ------------
Cash and investments               $  28,485      $   2,420      $       -      $  30,905
Accounts receivable                      660         57,417              -         58,077
Inventories                                -         70,850              -         70,850
Other current assets                   6,279         17,051              -         23,330
                                   ---------      ---------      ---------      ---------
     Total current assets             35,424        147,738              -        183,162


Property, plant and
   equipment                               -        330,178              -        330,178
Accumulated depreciation                   -       (204,205)             -       (204,205)
Long-term investments                 21,360            650              -         22,010
Investments in subsidiaries           (2,315)             -          2,315              -
Intercompany, net                    229,638              -       (229,638)             -
Other assets                           2,920          3,173              -          6,093
Net assets of discontinued
   operations                              -          8,099              -          8,099
                                   ---------      ---------      ---------      ---------
     Total assets                  $ 287,027      $ 285,633      $(227,323)     $ 345,337
                                   =========      =========      =========      =========

Accounts payable                   $       -      $  34,608      $       -      $  34,608
Accrued liabilities and other          8,686         23,196              -         31,882
Current portion of long-term
   debt                                    -            110              -            110
                                   ---------      ---------      ---------      ---------
     Total current liabilities         8,686         57,914              -         66,600

Long-term debt                        72,355            560              -         72,915
Intercompany, net                          -        229,638       (229,638)             -
Deferred taxes                         7,141           (164)             -          6,977
                                   ---------      ---------      ---------      ---------
Shareholders' equity                 198,845         (2,315)         2,315        198,845
                                   ---------      ---------      ---------      ---------
     Total liabilities
     and shareholders' equity      $ 287,027      $ 285,633      $(227,323)     $ 345,337
                                   =========      =========      =========      =========

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Operations
                  For the Three Months Ended December 31, 2000


                                                        Guarantor
(In thousands)                           Parent        Subsidiaries     Eliminations    Consolidated
                                         ------        ------------     ------------    ------------
Net sales                                 $      -        $ 73,357        $      -       $ 73,357

Cost of products sold                            -          73,113               -         73,113
Selling and administrative
     expenses                                  310           4,894               -          5,204
                                          --------        --------        --------       --------
Operating income (loss)                       (310)         (4,650)              -         (4,960)

Equity in earnings of subsidiaries          (5,666)              -           5,666              -
Investment income                            1,149              20               -          1,169
Interest expense                            (2,800)             (4)              -         (2,804)
Intercompany interest, net                   5,367          (5,367)              -              -
Other income, net                                -              56               -             56
                                          --------        --------        --------       --------
Income (loss) from continuing
    operations before income taxes
    and extraordinary items                 (2,260)         (9,945)          5,666         (6,539)
Provision (benefit) for income
    taxes                                      483          (2,957)              -         (2,474)
                                          --------        --------        --------       --------
Income (loss) from continuing
    operations before extraordinary
    items                                    2,743          (6,988)          5,666         (4,065)
Income from discontinued
     operations, net of taxes               10,858              97               -         10,955
                                          --------        --------        --------       --------
Income before extraordinary
    items                                    8,115          (6,891)          5,666          6,890

Extraordinary items, net of taxes             (325)          1,225               -            900
                                          --------        --------        --------       --------

Net income (loss)                         $  7,790        $ (5,666)       $  5,666       $  7,790
                                          ========        ========        ========       ========

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Operations
                   For the Three Months Ended January 1, 2000


                                                    Guarantor
(In thousands)                       Parent        Subsidiaries    Eliminations   Consolidated
                                     ------        ------------    ------------   ------------
Net sales                            $      -        $ 76,076        $      -       $ 76,076

Cost of products sold                       -          82,945               -         82,945
Selling and administrative
     expenses                               -           4,733               -          4,733
                                     --------        --------        --------       --------
Operating income (loss)                     -         (11,602)              -        (11,602)
Equity in earnings of
     subsidiaries                     (10,177)              -          10,177              -
Investment income                       1,338              29               -          1,367
Interest expense                       (3,121)             (6)              -         (3,127)
Intercompany interest, net              4,457          (4,457)              -              -
Other income, net                          48             124               -            172
                                     --------        --------        --------       --------
Income (loss) from continuing
    operations before income           (7,455)        (15,912)         10,177        (13,190)
    taxes
Provision (benefit) for income
    taxes                               5,479          (5,570)              -            (91)
                                     --------        --------        --------       --------
Income (loss) from continuing
    operations                        (12,934)        (10,342)         10,177        (13,099)
Income from discontinued
     operations                             -             165               -            165
                                     --------        --------        --------       --------
Net income (loss)                    $(12,934)       $(10,177)       $ 10,177       $(12,934)
                                     ========        ========        ========       ========

                                 NS Group, Inc.
           Unaudited Condensed Consolidating Statement of Cash Flows
                  For the Three Months Ended December 31, 2000


                                                              Guarantor
(In thousands)                                  Parent       Subsidiaries   Eliminations      Consolidated
                                                ------       ------------   ------------      ------------

Net Cash from Operating Activities             $  2,403        $    823        $      -        $  3,226
                                               --------        --------        --------        --------
Cash Flows from Investing Activities:
     Purchases of property,
          plant and equipment                         -            (586)              -            (586)
     Proceeds from sale of subsidiary            26,532               -               -          26,532
     Net long-term investment activity              753               -               -             753
     Change in other assets                           7               -               -               7
                                               --------        --------        --------        --------
     Net cash from investing activities          27,292            (586)              -          26,706
                                               --------        --------        --------        --------
Cash Flows from Financing Activities:
     Repayments of long-term debt                (5,000)            (49)              -          (5,049)
     Proceeds from issuance of common
          stock                                      43               -               -              43
     Purchases of treasury stock                 (9,391)              -               -          (9,391)
                                               --------        --------        --------        --------
     Net cash from financing activities         (14,348)            (49)              -         (14,397)
                                               --------        --------        --------        --------

Net cash used by discontinued operations              -          (1,289)              -          (1,289)
Net increase (decrease) in cash and
     short-term investments                      15,347          (1,101)              -          14,246
Cash and short-term investments -
     beginning of period                         28,485           2,420               -          30,905
                                               --------        --------        --------        --------
Cash and short-term investments -
     end of period                             $ 43,832        $  1,319        $      -        $ 45,151
                                               ========        ========        ========        ========
Cash paid (received) during the period:
     Interest                                  $      -        $      4                        $      4
     Income taxes                              $   (634)       $      -                        $   (634)

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Cash Flows
                   For the Three Months Ended January 1, 2000


                                                                      Guarantor
(In thousands)                                         Parent       Subsidiaries       Eliminations      Consolidated
                                                       ------       ------------       ------------      ------------

Net Cash from Operating Activities                  $(10,539)       $    4,107         $         -       $    (6,432)
                                                    --------        ----------         -----------       -----------

Cash Flows from Investing Activities:
     Purchases of property,
          plant and equipment                              -            (2,967)                  -            (2,967)
     Proceeds from sales of equipment                      -                95                   -                95
     Net long-term investment activity                    75                                                      75
     Change in other assets                              (48)                -                   -               (48)
                                                    --------        ----------         -----------       -----------
     Net cash from investing activities                   27            (2,872)                  -            (2,845)
                                                    --------        ----------         -----------       -----------

Cash Flows from Financing Activities:
     Repayments of long-term debt                          -               (48)                  -               (48)
     Proceeds from issuance of common
          stock                                          307                 -                   -               307
                                                    --------        ----------         -----------       -----------
     Net cash from financing activities                  307               (48)                  -               259
                                                    --------        ----------         -----------       -----------

Net cash used by discontinued operations                   -            (1,116)                  -            (1,116)
                                                    --------        ----------         -----------       -----------
Net increase (decrease) in cash and
     short-term investments                          (10,205)               71                   -           (10,134)
Cash and short-term investments -
     beginning of period                              28,816             2,289                   -            31,105
                                                    --------        ----------         -----------       -----------
Cash and short-term investments -
     end of period                                  $ 18,611        $    2,360         $         -       $    20,971
                                                    ========        ==========         ===========       ===========

Cash paid (received) during the year for:
     Interest                                       $      -        $       26                           $       26
     Income taxes                                   $      -        $       33                           $       33


                                 NS GROUP, INC.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         We make forward-looking statements in this report which represent our expectations or beliefs about future events and financial performance. You can identify these statements by forward-looking words such as "expect", "believe", "anticipate", "goal", "plan", "intend", "estimate", "may", "will", or similar words. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including:

        -   oil and gas price volatility;
        - the level and cyclicality of domestic and worldwide oil and natural gas drilling;
        -   fluctuations in industry-wide inventory levels;
        -   domestic and foreign competitive pressures;
        - the level of imports and the presence or absence of governmentally imposed trade restrictions;
        -   manufacturing efficiencies;
        -   steel scrap price volatility;
        -   costs of compliance with environmental regulations;
        -   asserted and unasserted claims;
        -   general economic conditions;
        - those other risks and uncertainties described under "Risk Factors" included in Exhibit 99.1 of the Company's Form 10-K for its fiscal year ended September 30, 2000.

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

         On November 20, 2000, we changed our fiscal year from ending on the last Saturday in September to ending on December 31. We have included information for the transition period from October 1, 2000 through December 31, 2000 in this Form 10-Q pursuant to rule 13a-10 of the Securities Exchange Act of 1934. References in this Form 10-Q to the quarter ended December 31, 2000 represent the three months ending December 31, 2000.

References in this Form 10-Q to the quarter ended January 1, 2000 represent the period from September 26, 1999 through January 1, 2000. We believe that the quarter ended January 1, 2000 provides a meaningful comparison to the quarter ended December 31, 2000.

                              RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS

         On September 12, 2000, we announced that our Board of Directors approved a plan to sell the stock of our wholly-owned subsidiary, Imperial Adhesives, Inc. The sale was completed on October 12, 2000. As a result, the sales, costs and expenses, assets and liabilities, and cash flows of the Industrial Products - Adhesives Segment have been classified as discontinued operations in our financial statements. See Notes 1 and 2 to the financial statements. Accordingly, the discussion and analysis that follow focus on the continuing operations of our remaining segments.

GENERAL OVERVIEW

         We conduct our business within two reportable business segments - the Energy Products Segment and the Industrial Products Segment.

         Our Energy Products Segment includes welded and seamless tubular goods, primarily used in oil and natural gas drilling and production operations, referred to as oil country tubular goods, or OCTG. We also produce welded and seamless line pipe products used in the transmission of oil and natural gas. Further, we produce a limited amount of other tubular products and hot rolled coils. Our energy products are sold primarily to distributors who supply end-users in the energy industry.

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

         Demand for OCTG products rose steadily during 2000 as increasing oil and natural gas prices led to an increase in domestic drilling activity. The average number of oil and natural gas drilling rigs in operation in the United States, which is referred to as "rig count", rose to 1,076 in the quarter ended December 31, 2000, compared to 774 for the comparable prior year period. However, in spite of the increase in rig count, our December 31, 2000 quarter shipments declined significantly from the comparable quarter of a year ago as a result of an increase in imports and higher inventory levels of carbon grade OCTG products in the marketplace. Specifically affected were our welded OCTG shipments. We anticipate improving market conditions for these products in 2001 and we expect improved operating results from our Energy Products Segment beginning in the March 2001 quarter.

         Our Industrial Products Segment includes Special Bar Quality (SBQ) products used in a variety of industrial applications such as farm equipment, heavy machinery, construction and off-road vehicles.

         Our Industrial Products Segment shipments for the December 31, 2000 quarter declined 60.9% from the prior year comparable quarter due to decreased demand and high service center inventories. We expect the SBQ segment of our business will continue to incur quarterly operating losses in 2001. We continue to focus on further cost reductions in our SBQ operations.

         You should read Note 5 to the unaudited condensed consolidated financial statements included in this report for selected financial information by business segment.

         The Company's net sales, gross profit (loss), operating income (loss) and tons shipped by business segment for the three months ended December 31, 2000 and January 1, 2000 are summarized in the following table ($000's):


                                                                    THREE MONTHS ENDED
                                                           DECEMBER 31,           JANUARY 1,
                                                              2000                   2000
                                                           ------------           ----------
  NET SALES
       Energy Products                                      $  67,503             $  61,574
       Industrial Products - SBQ                                5,854                14,502
                                                            ---------             ---------
                                                            $  73,357             $  76,076
                                                            =========             =========

  GROSS PROFIT (LOSS)
       Energy Products                                      $   2,522             $  (5,828)
       Industrial Products - SBQ                               (2,278)               (1,041)
                                                            ---------             ---------
                                                            $     244             $  (6,869)
                                                            =========             =========

  OPERATING INCOME (LOSS)
       Energy Products                                      $    (341)            $  (8,753)
       Industrial Products - SBQ                               (3,001)               (1,730)
                                                            ---------             ---------
                                                               (3,342)              (10,483)
       Corporate allocations                                   (1,618)               (1,119)
                                                            ---------             ---------

                                                            $  (4,960)            $ (11,602)
                                                            ==========            =========
  TONS SHIPPED
       Energy Products
            Welded products                                    59,000               100,300
            Seamless products                                  42,300                32,400
            Other                                                 400                   400
                                                            ---------             ---------
                                                              101,700               133,100
       Industrial Products - SBQ                               14,200                36,300
                                                            ---------             ---------
                                                              115,900               169,400
                                                            ==========            =========

         Net sales in the quarter ended December 31, 2000 were $73.4 million, a decrease of 3.6% from the first quarter of fiscal 2000. We reported a loss from continuing operations before extraordinary items of $4.1 million, or $0.19 loss per basic and diluted share, in the three months ended December 31, 2000. In the quarter ended January 1, 2000, we reported a loss from continuing operations before extraordinary items of $13.1 million, or a $0.61 loss per basic and diluted share. Income from discontinued operations, net of income taxes for the quarter ended December 31, 2000 was $11.0 million or $0.52 and $0.51 per basic and diluted share and primarily consisted of the gain on the sale of our Adhesives business in October 2000. Extraordinary items recognized in the quarter increased net income by $0.9 million, net of income taxes, or $0.04 per basic and diluted share. The extraordinary items consisted of an extraordinary credit of $1.2 million related to a reversal of environmental liability accruals which was partially offset by a $0.3 million extraordinary charge resulting from the early retirement of debt.

ENERGY PRODUCTS

         Energy Products Segment sales were $67.5 million in the three month period ended December 31, 2000, an increase of 9.6% from the comparable period ended January 1, 2000. The increase in Energy Product Segment sales was attributable to an increase in selling prices and an increase in shipments of seamless tubular products, offset by a decline in welded tubular product shipments.

         Total shipments of energy products for the quarter were 101,700 tons, a decrease of 23.6% from the comparable prior year period. The decrease was the result of a decrease in shipments of our welded energy products, which declined 41.2% from the comparable prior year period. The decline in welded energy product shipments resulted primarily from a focus by distributors on slowing the growth in inventories of welded carbon grade OCTG products. In addition, the level of imports negatively impacted our shipments of welded OCTG products. Shipments of our seamless products, which are substantially alloy grade products, increased 30.6% from the prior year comparable quarter.

         The average selling price during the quarter ended December 31, 2000 for our welded and seamless tubular products was $497 and $891 per ton, respectively. This is an increase of 30.1% for welded products, and a 25.5% increase for seamless products, from the comparable quarter of a year ago. The improved pricing is directly related to the improvement in the rig count.

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

         The Energy Products segment recorded a gross profit of $2.5 million and an operating loss of $0.3 million in the quarter ended December 31, 2000 compared to a gross loss and operating loss of $5.8 million and $8.8 million, respectively, in the quarter ended January 1, 2000. The reduction in losses from the prior year period was primarily the result of improved pricing for welded and seamless tubular products and an increase in seamless energy product shipments.

         Selling, general and administrative expense for the Energy Products segment in the quarter ended December 31, 2000 increased $0.4 million from the quarter ended January 1, 2000.

INDUSTRIAL PRODUCTS - SBQ

         The Industrial Products segment sales were $5.9 million for the quarter ended December 31, 2000, a decrease of 59.6% from the quarter ended January 1, 2000. SBQ product shipments for the quarter ended December 31, 2000 decreased 60.9% from the comparable prior year period. The average selling price for SBQ products for the quarter was $412 per ton, a 3.0% increase over the comparable period of a year ago.

         The Industrial Products segment recorded a gross loss of $2.3 million and an operating loss of $3.0 million in the quarter ended December 31, 2000 compared to a gross loss of $1.0 million and an operating loss of $1.7 million, respectively, in the quarter ended January 1, 2000. The increase in the gross loss and the operating loss was the result of the significant decline in shipments resulting from a decrease in demand and high service center inventory levels.

INVESTMENT INCOME

         Investment income for the quarter ended December 31, 2000 was $1.2 million, a $0.2 million decrease from the comparable prior year period due to lower average invested cash and investment balances and realized losses on available-for-sale securities.

INCOME TAXES

         We exhausted our federal income tax refund capability in 1999, and as such, tax benefits from operating losses normally are offset by valuation allowances resulting in no net federal tax benefit being recorded for losses. As a result of the gain on the sale of the subsidiary being recognized in the quarter, accounting pronouncements require that income tax expense or benefit be allocated among continuing operations, discontinued operations, and extraordinary items. The net effect of the allocation was to provide a provision for taxes on the income from discontinued operations which was offset by an income tax benefit being recorded for the losses from continuing operations. The net recorded amounts for income taxes in the quarter ended January 1, 2000 represent state and local income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

         Working capital at December 31, 2000 was $124.3 million compared to $97.6 million at September 30, 2000. The current ratio was 3.6 to 1 at December 31, 2000 compared to 2.7 to 1 at September 30, 2000. At December 31, 2000, we had cash and investments totaling $65.9 million and had no advances against our $50 million revolving credit facility.

         Major sources of cash from operating activities from continuing operations for the quarter ended December 31, 2000 included $5.5 million in depreciation and amortization charges; a $12.9 million and $10.4 million decrease in accounts receivable and inventory, respectively, resulting from the decline in business activity. Accounts payable decreased $22.1 million primarily as a result of the decline in business activity.

         We made capital investments totaling $0.6 million in the quarter ended December 31, 2000, primarily in the Energy Products segment. We currently estimate capital spending for calendar 2001 to be approximately $10.0 million for maintenance capital in our Energy Segment.

         Our financing activities for the quarter ended December 31, 2000 included the use of $9.4 million to purchase 1.1 million of our common shares in open market transactions. In addition, in October 2000, we purchased $5.0 million principal amount of our 13.5% Senior Secured Notes in an open market transaction. The purchase of the common stock and Senior Secured Notes was accomplished through the use of short-term investments.

         Earnings before net interest expense, taxes, depreciation and amortization (EBITDA) were $0.6 million in the quarter ended December 31, 2000 compared to a negative $5.3 million in the comparable period ended January 1, 2000. EBITDA is calculated as income from continuing operations before extraordinary items plus net interest expense, taxes, depreciation and amortization. EBITDA provides additional information for determining our ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance, as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

         We believe that our current available cash and investments, our cash flow from operations and our borrowing sources will be sufficient to meet anticipated operating cash requirements, including capital expenditures, for at least the next twelve months.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

         The SEC recently issued Staff Accounting Bulletin No.101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. We have adopted this bulletin beginning October 1, 2000. This regulation did not have any effect on our reported revenues.

         We also have adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" for periods subsequent to September 30, 2000. EITF 00-10 requires that a seller of goods should classify in the income statement amounts billed to a customer for shipping and handling as revenue and should classify in the income statement costs incurred for shipping and handling as an expense. One of our subsidiaries has reported shipping charges billed to customers as revenue, net of the actual costs incurred. Upon adoption, we now report the actual costs incurred to ship our products as a component of cost of sales and prior period amounts have been reclassified to conform with the new presentations. This change will have no effect on our gross profit margins.

         The Financial Accounting Standards Board has issued FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities (as amended by Statements No.137 and 138). These pronouncements, which become effective in 2001, are not expected to have a material effect on our financial position or results of operations because we do not presently use derivatives or engage in hedging activities.

                                  OTHER MATTERS

         You should read Note 7 to the notes to condensed consolidated financial statements for information pertaining to commitments and contingencies.

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

         As of December 31, 2000, we were not engaged in any activities which would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates, foreign currency exchange rates or market commodity prices.

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

PART II - OTHER INFORMATION



ITEM 6   Exhibits and Reports on Form 8-K

         a) Exhibits - Reference is made to the Index to Exhibits, which is incorporated herein by reference.

         b)       Reports on Form 8-K

                  Current Report on Form 8-K dated October 27, 2000 reporting under Item 2 the sale of Imperial Adhesives, Inc. on October 12, 2000.

                  Current Report on Form 8-K dated October 31, 2000 reporting under Item 2 the sale of Imperial Adhesives, Inc. on October 12, 2000.

                  Current Report on Form 8-K dated November 6, 2000 reporting under Item 9 the dates and times of NS Group, Inc.'s fourth quarter conference call.

                  Current Report on Form 8-K dated November 8, 2000 reporting under Item 9 the Company's earnings press release for the fourth quarter and fiscal year ended September 30, 2000.

                  Current Report on Form 8-K dated December 1, 2000 reporting under Item 8 the Company's decision to change its fiscal year end from the last Saturday in September to December 31.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NS GROUP, INC.

Date:       February 8, 2001                    By:  /s/ Rene J. Robichaud
       ----------------------------                  ---------------------
                                                Rene J. Robichaud
                                                President and Chief Executive
                                                Officer

Date:       February 8, 2001                    By:  /s/ Thomas J. Depenbrock
       -----------------------------                 ------------------------
                                                Thomas J. Depenbrock
                                                Vice President, Treasurer and
                                                Chief Financial Officer

                                INDEX TO EXHIBITS

        Number             Description
        ------             -----------

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

           27              Financial Data Schedule