Form 10-Q
period 2001-03-31
NS GROUP INC
filed 2001-05-11
CIK 745026

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


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

        Registrant's telephone number, including area code (859) 292-6809

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---    ---

At May 7, 2001, there were 21,001,149 shares outstanding of the Company's common stock.

                                 NS GROUP, INC.

                                      INDEX



                                                                      Page No.
                                                                      --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations..............   3
         Condensed Consolidated Balance Sheets........................   4
         Condensed Consolidated Statements of Cash Flows..............   5
         Notes to Financial Statements................................   6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................  19

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk................................................  26

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..........  26

Item 6.  Exhibits and Reports on Form 8-K.............................  27

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                                   2001               2000
                                                                 --------           --------
Net sales                                                        $ 82,114           $ 90,277
Cost of products sold                                              74,717             90,878
                                                                 --------           --------
        Gross profit (loss)                                         7,397               (601)
Selling, general and administrative expenses                        5,625              5,566
Restructuring charges                                              55,585                 --
                                                                 --------           --------
        Operating income (loss)                                   (53,813)            (6,167)
Other income (expense)
   Investment income                                                  838                 56
   Interest expense                                                (2,522)            (2,915)
   Other, net                                                       1,099                330
                                                                 --------           --------
        Income (loss) from continuing operations before
           income taxes and extraordinary items                   (54,398)            (8,696)
Provision (benefit) for income taxes                                   --               (159)
                                                                 --------           --------
        Income (loss) from continuing operations before
           extraordinary items                                    (54,398)            (8,537)
Income from discontinued operations,
   net of income taxes                                                 --                306
                                                                 --------           --------
        Income (loss) before extraordinary items                  (54,398)            (8,231)
Extraordinary items, net of income taxes                              (59)                --
                                                                 --------           --------
        Net income (loss)                                        $(54,457)          $ (8,231)
                                                                 ========           ========

Per common share (basic)
        Income (loss) from continuing operations                 $  (2.60)          $  (0.40)
        Income from discontinued operations,
              net of income taxes                                      --               0.02
        Extraordinary items, net of income taxes                       --                 --
                                                                 --------           --------
        Net income (loss)                                        $  (2.60)          $  (0.38)
                                                                 ========           ========

Per common share (diluted)
        Income (loss) from continuing operations                 $  (2.60)          $  (0.40)
        Income from discontinued operations,
              net of income taxes                                      --               0.02
        Extraordinary items, net of income taxes                       --                 --
                                                                 --------           --------
        Net income (loss)                                        $  (2.60)          $  (0.38)
                                                                 ========           ========

Weighted average shares outstanding
        Basic and diluted                                          20,948             21,515


See accompanying notes to financial statements.

                                 NS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands) (Unaudited)


                                                            March 31,          December 31,
                                                              2001                 2000
                                                            ---------           ---------
ASSETS
Current assets
     Cash                                                   $   1,610           $   1,451
     Short-term investments                                    61,422              43,700
     Accounts receivable, net                                  42,229              45,354
     Inventories                                               67,917              60,468
     Other current assets                                      16,406              20,591
                                                            ---------           ---------
        Total current assets                                  189,584             171,564

Property, plant and equipment, net                             64,838             121,052
Long-term investments                                          18,042              20,401
Other assets                                                    5,967               5,909
Assets held for disposal                                       13,565                  --
                                                            ---------           ---------

        Total assets                                        $ 291,996           $ 318,926
                                                            =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                       $  26,147           $  12,516
     Accrued liabilities                                       30,611              29,798
     Accrued restructuring charges                             12,739                  --
     Current portion of long-term debt                            110                 110
                                                            ---------           ---------
         Total current liabilities                             69,607              42,424

Long-term debt                                                 67,520              68,207
Other long-term liabilities                                     5,006               5,006
Deferred taxes                                                  6,811               6,811
                                                            ---------           ---------
         Total liabilities                                    148,944             122,448
                                                            ---------           ---------

Shareholders' Equity
     Common stock, no par value                               282,866             282,750
     Treasury stock                                           (33,010)            (33,035)
     Common stock options and warrants                            527                 497
     Accumulated other comprehensive loss                      (5,391)             (6,258)
     Accumulated deficit                                     (101,940)            (47,476)
                                                            ---------           ---------
        Total shareholders' equity                            143,052             196,478
                                                            ---------           ---------

        Total liabilities and shareholders' equity          $ 291,996           $ 318,926
                                                            =========           =========



See accompanying notes to financial statements.

                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)


                                                                     Three Months Ended March 31,
                                                                        2001               2000
                                                                      --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                $(54,457)          $ (8,231)
     Less: income from discontinued operations,
        net of income taxes                                                 --                306
                                                                      --------           --------
     Income (loss) from continuing operations                          (54,457)            (8,537)
     Adjustments to reconcile net income (loss)
        to net cash flows from operating activities:
           Depreciation and amortization                                 5,400              5,366
           Amortization of debt discount and finance costs                 297                276
           Restructuring charges                                        55,585                 --
           Losses on sales of securities                                   509                933
           Changes in operating assets and liabilities
               Accounts receivable, net                                  3,125            (13,291)
               Inventories                                              (9,136)            (2,939)
               Other current assets                                        708               (389)
               Accounts payable                                         13,631              5,046
               Accrued liabilities                                         763             (1,963)
                                                                      --------           --------
                    Net cash flows from operating activities            16,425            (15,498)
                                                                      --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, plant and equipment                           (352)            (2,258)
     Net sales and maturities of long-term investments                   2,717             15,251
     Changes in other assets                                              (116)               519
                                                                      --------           --------
                    Net cash flows from investing activities             2,249             13,512
                                                                      --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of long-term debt                                         (927)               (37)
     Proceeds from issuance of common stock                                134                133
                                                                      --------           --------
                    Net cash flows from financing activities              (793)                96
                                                                      --------           --------

Net cash used by discontinued operations                                    --               (636)
                                                                      --------           --------

Net increase (decrease) in cash and short-term
      investments                                                       17,881             (2,526)
Cash and short-term investments at beginning of period                  45,151             20,971
                                                                      --------           --------

Cash and short-term investments at end of period                      $ 63,032           $ 18,445
                                                                      ========           ========

Cash paid for:
           Interest                                                   $  4,712           $  5,052
           Income taxes                                               $     --           $     81



See accompanying notes to financial statements.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Reference should be made to NS Group, Inc.'s Annual Report to Shareholders included in our Form 10-K for the fiscal year ended September 30, 2000 for additional footnote disclosure, including a summary of significant accounting policies.

         The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         CHANGE IN FISCAL YEAR-END

         The Company's fiscal years prior to October 1, 2000 ended on the last Saturday of September. On November 20, 2000, the Company announced that it had changed its fiscal year-end to a calendar year ending on December 31. The results previously reported for the period from January 2, 2000 through April 1, 2000 are being referred to in this Form 10-Q as the quarter ended March 31, 2000. The Company's next full fiscal year will be for the calendar year ended December 31, 2001.

         RECLASSIFICATIONS

         In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company changed its accounting for freight in the quarter ended December 31, 2000. EITF 00-10 requires that a seller of goods should classify in the income statement amounts billed to a customer for shipping and handling as revenue and should classify in the income statement costs incurred for shipping and handling as an expense. One of NS Group's subsidiaries has reported shipping charges billed to customers as revenue, net of the actual costs incurred. The Company now reports the actual costs incurred to ship its products as a component of cost of sales. This change will have no effect on the Company's gross profit margins. The effects of EITF 00-10 on the Company's reported revenues and cost of sales were not material for the periods presented and prior period amounts have been reclassified to conform with the new presentation.

         EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities that could result in additional common shares being issued which, for the Company, are comprised of stock options and warrants only.

         Securities that could potentially result in dilution of basic EPS through the issuance of 2.4 million and 2.3 million shares of the Company's common stock were not included in the computation of diluted EPS for the three-month periods ended March 31, 2001 and 2000, respectively, because they were antidilutive.

NOTE 2: RESTRUCTURING CHARGES

         During the quarter ended March 31, 2001, the Company implemented certain restructuring initiatives involving certain operations of its businesses. The Company discontinued the production of hot-rolled coils and closed its melt shop and hot strip mill operations at its welded tubular facilities in Wilder, Kentucky. In addition, the Company also decided to exit the special bar quality (SBQ) business by June 30, 2001 which is operated from its Koppel, Pennsylvania facility.

         As a result of these decisions, the Company recorded $56.2 million of charges, of which $43.4 million are non-cash charges. Included in the non-cash charges are approximately $42.4 million of asset impairment losses resulting from the write-down of the net book value of machinery, equipment and related spare parts inventories to be sold. The asset impairment loss was determined based upon an independent outside appraisal. Other non-cash charges include the writedown of inventories of SBQ finished goods, spare parts and operating supplies. The $0.6 million charge for the write-down of the SBQ finished goods inventory is included in costs of products sold as required by accounting pronouncements.

         Cash payments will be made to employees for separation costs associated with approximately 250 hourly and 50 salaried positions that have been eliminated. Cash payments will also be required to cancel operating contracts and open purchase order commitments, environmental remediation costs, and other facility closure costs. Cash needed for the restructuring liabilities will be funded from currently available funds and the majority will be disbursed over the next two quarters.

         At March 31, 2001, total accrued restructuring liabilities were $12.7 million. The liabilities, primarily for employee separation costs and contract cancellation costs, are expected to be settled by the end of the year 2001. The assets of the closed operations, consisting of machinery and equipment, related raw materials, spare parts and supply inventories, have been reclassified to the category Assets Held for Disposal on the Company's March 31, 2001 consolidated balance sheet.

NOTE 3: DISCONTINUED OPERATIONS

         On October 12, 2000, the Company completed the sale of its wholly owned subsidiary, Imperial Adhesives, Inc. In connection with the sale, the Company and the buyer entered into various agreements that provide, among other things, that the Company will indemnify the buyer for certain matters, including environmental contingencies. The Company accrued $1.9 million at the time of the sale for its share of estimated liabilities and included the amount in its accrued liabilities. In addition, the Company has other agreements with Imperial and the buyer regarding federal, state and local tax allocation and sharing between the Company and Imperial.

NOTE 4: OTHER INCOME, NET

         In the quarter ended March 31, 2001, the Company received a claim settlement pertaining to the Company's purchases of electrodes in the years from 1992 to 1997. The settlement increased Other, net by $1.1 million, or $.05 per diluted share, for the quarter.

NOTE 5: EXTRAORDINARY CHARGE

         During the quarter ended March 31, 2001, the Company purchased $890,000 in principal amount of its 13.5% Senior Secured Notes ("Notes") in an open market transaction. The purchase of the Notes was accomplished through the use of short-term investments. In connection with the purchase of the Notes, the Company recorded an extraordinary charge of $59,000 for the premium incurred and write-off of associated original discount and deferred finance charges.

NOTE 6: COMPREHENSIVE INCOME

         The Company's other comprehensive income consists of unrealized gains and losses on available-for-sale securities. Comprehensive income for the periods was as follows:


                                                       Three Months Ended
          (Thousands)                                       March 31,
                                                      2001             2000
                                                    --------          -------

          Net Income (loss)                         $(54,457)         $(8,231)
          Unrealized gains (losses)                      867           (1,234)
                                                    --------          -------

          Comprehensive income (loss)               $(53,590)         $(9,465)
                                                    ========          =======


NOTE 7: BUSINESS SEGMENT INFORMATION

         The Company currently operates in two reportable segments. The Company's Energy Products Segment consists primarily of (i) welded and seamless tubular goods used primarily in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); and (ii) line pipe used in the transmission of oil, natural gas and other fluids. The Energy Products Segment reflects the aggregation of two business units which have similar products and services, manufacturing processes, customers and distribution channels and is consistent with both internal management reporting and resource and budgetary allocations. Two Energy Products customers each accounted for 17% of the segment's sales for the quarter ended March 31, 2001.

         The Company's Industrial Products Segment consists of special bar quality (SBQ) products used primarily in the manufacture of heavy industrial equipment. See Note 2 regarding the Company's decision to exit this segment in the second quarter of 2001.

         The following table sets forth selected segment financial information for the three months ended March 31, 2001 and 2000. Reference is made to Note 2 included therein concerning the Company's restructuring initiatives implemented in the March 31, 2001 quarter:

                                           Energy         Industrial
(Thousands)                               Products         Products        Corporate         Total
                                          --------         --------        ---------         -----
March 31, 2001
      Net sales                           $  76,126        $  5,988        $     --        $  82,114

      Operating income (loss)
        before restructuring items        $   6,858        $ (2,733)       $ (1,714)       $   2,411

            Inventory mark-down                  --            (639)             --             (639)
            Restructuring charges           (44,499)         (9,486)         (1,600)         (55,585)
                                          ---------        --------        --------        ---------
      Operating income (loss)             $ (37,641)       $(12,858)       $ (3,314)       $ (53,813)
                                          ---------        --------        --------        ---------

      Assets                              $ 193,453        $  7,428        $ 91,115        $ 291,996
      Depreciation and amortization           4,428             941              31            5,400
      Capital expenditures                      352              --              --              352

March 31, 2000
      Net sales                           $  72,742        $ 17,535        $     --        $  90,277
      Operating income (loss)                (2,277)         (1,845)         (2,045)          (6,167)
      Assets                                261,844          33,386          23,696          318,926
      Depreciation and amortization           4,490             817              59            5,366
      Capital expenditures                    2,258              --              --            2,258


NOTE 8: INVENTORIES

         Inventories consist of the following:



                                           March 31,       December 31,
               (Thousands)                   2001              2000
                                             ----              ----

               Raw materials                $ 2,624           $ 6,930
               Semi-finished and
                  finished products          65,293            53,538
                                            -------           -------

                                            $67,917           $60,468
                                            =======           =======

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

         Environmental Matters

         The Company is subject to federal, state and local environmental laws and regulations, including, among others, the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, the 1990 Amendments to the Clean Air Act and the Clean Water Act, and all regulations promulgated in connection therewith. Such laws and regulations include those concerning the discharge of contaminants as air emissions or wastewater effluents and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. As such, the Company is, from time to time, involved in administrative and judicial proceedings and administrative inquiries related to environmental matters.

         As with other steel mills in the industry, the Company operates a steel mini-mill that produces dust that contains lead, cadmium and chromium, and is classified as a hazardous waste. Dust produced by its electric arc furnace is collected through emission control systems and disposed of at EPA-approved facilities.

         The Company believes that it is currently in compliance in all material respects with all applicable environmental regulations. The Company cannot predict the level of required capital expenditures or operating costs that may result from future environmental regulations.

         Capital expenditures for the next twelve months relating to environmental control facilities are expected to be approximately $1.1 million. New or revised environmental regulations and laws or new information or developments with respect to the Company's operating facilities could influence such expenditures.

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

NOTE 10: SUPPLEMENTARY INFORMATION - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (UNAUDITED)

         The Company's Notes are unconditionally guaranteed in full, jointly and severally, by each of the Company's subsidiaries (Subsidiary Guarantors), each of which is wholly owned. Set forth below are the condensed consolidating financial statements of NS Group, Inc. including the Subsidiary Guarantors. The Subsidiary Guarantors include all subsidiaries of the Company (Newport Steel Corporation, Koppel Steel Corporation, Erlanger Tubular Corporation and Northern Kentucky Management, Inc.). Separate financial statements and other disclosures relating to the Guarantor Subsidiaries have not been presented because management has determined that this information would not be material. See Note 3 - Discontinued Operations related to the sale of Imperial Adhesives, Inc.

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

                                 NS Group, Inc.
                 Unaudited Condensed Consolidating Balance Sheet
                                 March 31, 2001


 (In thousands)                                               Guarantor
                                               Parent        Subsidiaries    Eliminations      Consolidated
                                               ------        ------------    ------------      ------------
ASSETS
Current assets
      Cash and investments                    $  60,363        $   2,669        $      --        $ 63,032
      Accounts receivable, net                      842           41,387               --          42,229
      Inventories                                    --           67,917               --          67,917
      Other current assets                        5,224           11,182               --          16,406
                                              ---------        ---------        ---------        --------
        Total current assets                     66,429          123,155               --         189,584

Property, plant and equipment                        --          190,952               --         190,952
Accumulated depreciation                             --         (126,114)        (126,114)
Long-term investments                            17,492              550               --          18,042
Investment in subsidiaries                      (52,821)              --           52,821              --
Other assets                                      2,787            3,180               --           5,967
Assets held for disposal                             --           13,565               --          13,565
Intercompany, net                               194,607               --         (194,607)             --
                                              ---------        ---------        ---------        --------

        Total assets                          $ 228,494        $ 205,288        $(141,786)       $291,996
                                              =========        =========        =========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                        $      --        $  26,147        $      --        $ 26,147
      Accrued liabilities                         5,717           24,894               --          30,611
      Accrued restructuring charges                 862           11,877               --          12,739
      Current portion of long-term debt              --              110               --             110
                                              ---------        ---------        ---------        --------
         Total current liabilities                6,579           63,028               --          69,607

Other long-term liabilities                       5,006               --               --           5,006
Long-term debt                                   67,046              474               --          67,520
Intercompany, net                                    --          194,607         (194,607)             --
Deferred taxes                                    6,811               --               --           6,811
Shareholders' equity                            143,052          (52,821)          52,821         143,052
                                              ---------        ---------        ---------        --------
   Total liabilities and
      shareholders' equity                    $ 228,494        $ 205,288        $(141,786)       $291,996
                                              =========        =========        =========        ========

                                 NS Group, Inc.
                 Unaudited Condensed Consolidating Balance Sheet
                                December 31, 2000


(In thousands)                                                 Guarantor
                                                Parent        Subsidiaries     Eliminations     Consolidated
                                                ------        ------------     ------------     ------------
ASSETS
Current assets
      Cash and investments                    $  42,543        $   2,608        $      --        $  45,151
      Accounts receivable                           823           44,531               --           45,354
      Inventories                                    --           60,468               --           60,468
      Other current assets                        5,154           15,437               --           20,591
                                              ---------        ---------        ---------        ---------
        Total current assets                     48,520          123,044               --          171,564

Property, plant and equipment                        --          330,757               --          330,757
Accumulated depreciation                             --         (209,705)              --         (209,705)
Long-term investments                            19,751              650               --           20,401
Investment in subsidiaries                      (16,252)              --           16,252               --
Other assets                                      2,729            3,180               --            5,909
Intercompany, net                               230,007               --         (230,007)              --
                                              ---------        ---------        ---------        ---------

         Total assets                         $ 284,755        $ 247,926        $(213,755)       $ 318,926
                                              =========        =========        =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                        $     196        $  12,320        $      --        $  12,516
      Accrued liabilities                         8,568           21,230               --           29,798
      Current portion of long-term debt              --              110               --              110
                                              ---------        ---------        ---------        ---------
         Total current liabilities                8,764           33,660               --           42,424

Other long-term liabilities                       5,006               --               --            5,006
Long-term debt                                   67,696              511               --           68,207
Intercompany, net                                    --          230,007         (230,007)              --
Deferred taxes                                    6,811               --               --            6,811
Shareholders' equity                            196,478          (16,252)          16,252          196,478
                                              ---------        ---------        ---------        ---------
     Total liabilities
      and shareholders' equity                $ 284,755        $ 247,926        $(213,755)       $ 318,926
                                              =========        =========        =========        =========

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Operations
                    For the Three Months Ended March 31, 2001


                                                                       Guarantor
(In thousands)                                          Parent        Subsidiaries  Eliminations   Consolidated
                                                        ------        ------------  ------------   ------------
Net sales                                              $     --        $ 82,114        $    --       $ 82,114
Cost of products sold                                        --          74,717             --         74,717
                                                       --------        --------        -------       --------
        Gross Profit                                         --           7,397             --          7,397

Selling, general and administrative expenses                 --           5,625             --          5,625
Restructuring charges                                     1,600          53,985             --         55,585
                                                       --------        --------        -------       --------
        Operating income (loss)                          (1,600)        (52,213)            --        (53,813)

Other income (expense)
   Equity in earnings of subsidiaries                   (36,469)             --         36,469             --
   Investment income                                        805              33             --            838
   Interest expense                                      (2,519)             (3)            --         (2,522)
   Other, net                                                --           1,099             --          1,099
   Intercompany interest                                  5,022          (5,022)            --             --
                                                       --------        --------        -------       --------
        Income (loss) before income taxes
           and extraordinary items                      (34,761)        (56,106)        36,469        (54,398)
Provision (benefit) for income taxes                     19,637         (19,637)            --             --
                                                       --------        --------        -------       --------
        Income (loss) before extraordinary items        (54,398)        (36,469)        36,469        (54,398)
Extraordinary items, net of income taxes                    (59)             --             --            (59)
                                                       --------        --------        -------       --------

        Net income (loss)                              $(54,457)       $(36,469)       $36,469       $(54,457)
                                                       ========        ========        =======       ========

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Operations
                    For the Three Months Ended March 31, 2000

                                                                     Guarantor
(In thousands)                                         Parent       Subsidiaries    Eliminations   Consolidated
                                                       ------       ------------    ------------   ------------
Net sales                                             $    --         $ 90,277         $   --        $ 90,277
Cost of products sold                                      --           90,878             --          90,878
                                                      -------         --------         ------        --------
        Gross Profit                                       --             (601)            --            (601)

Selling, general and administrative expenses              307            5,259             --           5,566
                                                      -------         --------         ------        --------
        Operating income (loss)                          (307)          (5,860)            --          (6,167)

Other income (expense)
   Equity in earnings of subsidiaries                  (6,520)              --          6,520              --
   Investment income                                       37               19             --              56
   Interest expense                                    (2,911)              (4)            --          (2,915)
   Other, net                                             264               66             --             330
   Intercompany interest                                4,793           (4,793)            --              --
                                                      -------         --------         ------        --------
      Income (loss) from continuing operations
           before income taxes                         (4,644)         (10,572)         6,520          (8,696)
Provision (benefit) for income taxes                    3,541           (3,700)            --            (159)
                                                      -------         --------         ------        --------
      Income (loss) from continuing operations         (8,185)          (6,872)         6,520          (8,537)

Income from discontinued operations,
      net of income taxes                                  --              306             --             306
                                                      -------         --------         ------        --------

        Net income (loss)                             $(8,185)        $ (6,566)        $6,520        $ (8,231)
                                                      =======         ========         ======        ========

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Cash Flows
                    For the Three Months Ended March 31, 2001


                                                               Guarantor
(In thousands)                                  Parent        Subsidiaries   Eliminations    Consolidated
                                                ------        ------------   ------------    ------------
Net Cash Flows from Operating Activities        $ 15,975         $   450         $   --        $ 16,425
                                                --------         -------         ------        --------

Cash Flows from Investing Activities:
     Purchases of property,
          plant and equipment                         --            (352)            --            (352)
     Net long-term investment activity             2,717              --             --           2,717
     Change in other assets                         (116)             --             --            (116)
                                                --------         -------         ------        --------
     Net cash from investing activities            2,601            (352)            --           2,249
                                                --------         -------         ------        --------

Cash Flows from Financing Activities:
     Repayments of long-term debt                   (890)            (37)            --            (927)
     Proceeds from issuance of common stock          134              --             --             134
                                                --------         -------         ------        --------
     Net cash from financing activities             (756)            (37)            --            (793)
                                                --------         -------         ------        --------

Net increase (decrease) in cash and
     short-term investments                       17,820              61             --          17,881
Cash and short-term investments -
     beginning of period                          42,543           2,608             --          45,151
                                                --------         -------         ------        --------
Cash and short-term investments -
     end of period                              $ 60,363         $ 2,669         $   --        $ 63,032
                                                ========         =======         ======        ========

Cash paid (received) during the period:
     Interest                                   $  4,708         $     4                       $  4,712
     Income taxes                               $     --         $    --                       $     --

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Cash Flows
                    For the Three Months Ended March 31, 2000


                                                               Guarantor
(In thousands)                                   Parent       Subsidiaries    Eliminations    Consolidated
                                                 ------       ------------    ------------    ------------

Net Cash Flows from Operating Activities        $(17,837)        $ 2,339         $    --        $(15,498)
                                                --------         -------         -------        --------

Cash Flows from Investing Activities:
     Purchases of property,
          plant and equipment                         --          (2,258)             --          (2,258)
     Net long-term investment activity            15,251              --          15,251
     Change in other assets                           --             519              --             519
                                                --------         -------         -------        --------
     Net cash from investing activities           15,251          (1,739)             --          13,512
                                                --------         -------         -------        --------

Cash Flows from Financing Activities:
     Repayments of long-term debt                     --             (37)             --             (37)
     Proceeds from issuance of
          common stock                               133              --              --             133
                                                --------         -------         -------        --------
     Net cash from financing activities              133             (37)             --              96
                                                --------         -------         -------        --------

Net cash used by discontinued operations              --            (636)             --            (636)
                                                --------         -------         -------        --------

Net increase (decrease) in cash and
     short-term investments                       (2,453)            (73)             --          (2,526)
Cash and short-term investments -
     beginning of period                          17,495           3,476              --          20,971
                                                --------         -------         -------        --------
Cash and short-term investments -
     end of period                              $ 15,042         $ 3,403         $    --        $ 18,445
                                                ========         =======         =======        ========

Cash paid (received) during the period:
     Interest                                   $  5,039         $    13                        $ 5,052
     Income taxes                               $     --         $    81                        $    81

                                 NS GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We make forward-looking statements in this report which represent our expectations or beliefs about future events and financial performance. You can identify these statements by forward-looking words such as "expect", "believe", "anticipate", "goal", "plan", "intend", "estimate", "may", "will", or similar words. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including:

         o    oil and gas price volatility;

         o the level and cyclicality of domestic and worldwide oil and natural gas drilling;

         o    fluctuations in industry-wide inventory levels;

         o    domestic and foreign competitive pressures;

         o the level of imports and the presence or absence of governmentally imposed trade restrictions;

         o    manufacturing efficiencies;

         o    steel scrap and steel coil price volatility;

         o    costs of compliance with environmental regulations;

         o    asserted and unasserted claims;

         o    general economic conditions;

         o those other risks and uncertainties described under "Risk Factors" included in Exhibit 99.1 of the Company's Form 10-K for its fiscal year ended September 30, 2000.

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

         On November 20, 2000, we changed our fiscal year from ending on the last Saturday in September to a calendar year ending on December 31. References in this Form 10-Q to the quarter ended March 31, 2000 represent the period from January 2, 2000 through April 1, 2000. We believe that the quarter ended March 31, 2000 provides a meaningful comparison to the quarter ended March 31, 2001.

                              RESULTS OF OPERATIONS

RESTRUCTURING OF OPERATIONS

         In March 2001, our board of directors approved decisions to discontinue manufacturing steel and hot rolled coils at Newport and to exit the special bar quality (SBQ) products business at Koppel.

         Despite strong demand in the oil country tubular goods (OCTG) market, our results have suffered due to our inability to remain cost competitive. Market prices for steel coil, the major cost component of our welded OCTG products, have been well below our cost to manufacture them. Also, our SBQ products business continues to be unprofitable and the outlook for the SBQ market is expected to remain weak. We believe this restructuring will make us a stronger competitor with a lower, more flexible cost structure, thereby enhancing our profit potential. When fully implemented, the restructuring is expected to produce annual cost savings of $16 million to $18 million, of which half would be in reduced depreciation charges.

         In the March 2001 quarter, total restructuring charges of $56.2 million were recorded, including $43.4 million of non-cash items resulting primarily from the write-down of fixed assets. We discontinued manufacturing steel and hot rolled coils at our Newport facility as of March 31, 2001. Our Industrial Products - SBQ operations at Koppel will cease operations by the end of June 2001. The closures resulted in workforce reductions of approximately 280 positions at the Newport facility and approximately 80 positions will be reduced as a result of the closure of the SBQ operations. Most of the hourly personnel at SBQ operations will transfer to various other positions within the Company's seamless tube making facility in Ambridge, Pennsylvania.

DISCONTINUED OPERATIONS

         On October 12, 2000, we sold our wholly owned subsidiary, Imperial Adhesives, Inc. As a result, the sales, costs and expenses, assets and liabilities, and cash flows of the Industrial Products - Adhesives Segment have been classified as discontinued operations in our financial statements. See Note 3 to the financial statements. Accordingly, the discussion and analysis that follow focus on the continuing operations of our remaining segments.

GENERAL OVERVIEW

         We currently conduct our business within two reportable business segments - the Energy Products Segment and the Industrial Products Segment.

         Our Energy Products Segment includes welded and seamless tubular goods, primarily used in oil and natural gas drilling and production operations, referred to as oil country tubular goods, or OCTG. We also produce welded and seamless line pipe products used in the transmission of oil and natural gas, as well as a limited amount of other tubular products. Our energy products are sold primarily to distributors who supply end-users in the energy industry.

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

         Demand for OCTG products has risen steadily from the prior year as increasing oil and natural gas prices have led to an increase in domestic drilling activity. The average number of oil and natural gas drilling rigs in operation in the United States, which is referred to as "rig count", rose to 1,139 in the quarter ended March 31, 2001, compared to 770 for the comparable prior year period. However, in spite of the increase in rig count, our March 31, 2001 quarter shipments declined 17.0% from the comparable quarter of a year ago as a result of an increase in imports and higher inventory levels in the marketplace of carbon grade OCTG products. Specifically affected were our welded OCTG shipments, which are predominately carbon grade products. We anticipate improving market conditions for these products in 2001 and together with the effect of our restructuring initiatives, we expect improved operating results from our Energy Products Segment for the remainder of the year 2001.

         Our Industrial Products Segment includes Special Bar Quality (SBQ) products used in a variety of industrial applications such as farm equipment, heavy machinery, construction and off-road vehicles. Our Industrial Products Segment shipments for the March 31, 2001 quarter declined 67.0% from the prior year comparable quarter due to decreased demand. We expect the SBQ segment of our business to incur an operating loss in the second quarter of 2001. As earlier noted, we plan to exit the SBQ business by June 30, 2001.

         You should read Note 7 to the unaudited condensed consolidated financial statements included in this report for selected financial information by business segment.

         The Company's net sales, gross profit (loss), operating income (loss) and tons shipped by business segment for the three months ended March 31, 2001 and 2000 are summarized in the following table ($000's):


                                            Three Months Ended
                                                March 31,
                                         2001                2000
                                      ---------            ---------
Net sales

     Energy Products                  $  76,126            $  72,742
     Industrial Products - SBQ            5,988               17,535
                                      ---------            ---------
                                      $  82,114            $  90,277
                                      =========            =========
Gross profit (loss)
     Energy Products                  $  10,112            $     638
     Industrial Products - SBQ           (2,715)(1)           (1,239)
                                      ---------            ---------
                                      $   7,397            $    (601)
                                      =========            =========
Operating income (loss)
     Energy Products                  $   6,858            $  (2,277)
     Industrial Products - SBQ           (2,733)              (1,845)
                                      ---------            ---------
                                          4,125               (4,122)
     Restructuring charges              (56,224)(1)               --
     Corporate allocations               (1,714)              (2,045)
                                      ---------            ---------
                                      $ (53,813)           $  (6,167)
                                      =========            =========
Tons shipped
     Energy Products
          Welded products                74,200              105,700
          Seamless products              45,000               37,500
          Other                             200                  600
                                      ---------            ---------
                                        119,400              143,800
     Industrial Products - SBQ           14,000               42,400
                                      ---------            ---------
                                        133,400              186,200
                                      =========            =========

(1) Includes restructuring charge of $0.6 million recorded to cost of products sold.


         Net sales in the quarter ended March 31, 2001 were $82.1 million, a decrease of 9.0% from the first quarter of 2000. We reported a loss from continuing operations before extraordinary items of $54.4 million, or a $2.60 loss per basic and diluted share, in the three months ended March 31, 2001. Excluding restructuring charges, income from continuing operations before extraordinary items would have been $1.8 million, or $0.08 per basic and diluted share. A small extraordinary charge related to the early extinguishment of debt was recorded in the March 31, 2001 quarter.

         In the quarter ended March 31, 2000, we reported a loss from continuing operations before extraordinary items of $8.5 million, or a $0.40 loss per basic and diluted share. Income from discontinued operations, net of income taxes for the quarter ended March 31, 2000 was $0.3 million or $0.02 per basic and diluted share and relates to our Adhesives business which was sold in October 2000

ENERGY PRODUCTS

         Energy Products Segment sales were $76.1 million in the three-month period ended March 31, 2001, an increase of 4.7% from the comparable period ended March 31, 2000. The increase in Energy Product Segment sales was attributable to an increase in selling prices and an increase in shipments of seamless tubular products, offset by a decline in welded tubular product shipments.

         Total shipments of energy products for the quarter were 119,400 tons, a decrease of 17.0% from the comparable prior year period. The decrease was the result of a decrease in shipments of our welded energy products, which declined 29.8% from the comparable prior year period. The decline in welded energy product shipments resulted primarily from a focus by distributors on slowing the growth in inventories of welded carbon grade OCTG products. In addition, the level of imports negatively impacted our shipments of welded OCTG products. Shipments of our seamless products, which are substantially alloy grade products, increased 20.0% from the prior year comparable quarter.

         The average selling price for the quarter ended March 31, 2001 for our welded and seamless tubular products was $498 and $871 per ton, respectively. This is an increase of 19.7% for welded products, and a 15.5% increase for seamless products, from the comparable quarter of a year ago. The improved pricing is directly related to the improvement in the demand for OCTG products.

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

         The Energy Products segment recorded a gross profit of $10.1 million and an operating profit of $6.9 million, excluding restructuring charges, in the quarter ended March 31, 2001. This compares to a gross profit of $0.6 million and an operating loss of $2.3 million, respectively, in the quarter ended
March 31, 2000. The reduction in losses from the prior year period was the result of improved pricing for welded and seamless tubular products and an increase in seamless energy product shipments. In addition, steel scrap costs were significantly lower in the current quarter compared to the comparable prior year period and our welded tubular products operations benefited from the use of lower priced steel coils in place of internally manufactured steel coils.

         Selling, general and administrative expense for the Energy Products segment in the quarter ended March 31, 2001 increased $0.5 million from the quarter ended March 31, 2000.

INDUSTRIAL PRODUCTS - SBQ

         The Industrial Products segment sales were $6.0 million for the quarter ended March 31, 2001, a decrease of 65.9% from the quarter ended March 31, 2000. SBQ product shipments for the quarter ended March 31, 2001 decreased 67.0% from the comparable prior year period. The average selling price for SBQ products for the quarter was $428 per ton, a 3.4% increase over the comparable period of a year ago. The decline in shipments was due to the general economic slowdown and its impact on our SBQ customers who produce heavy industrial products.

         The Industrial Products segment recorded a gross loss of $1.4 million and an operating loss of $2.7 million, excluding restructuring charges, in the quarter ended March 31, 2001, compared to a gross loss of $1.2 million and an operating loss of $1.8 million, respectively, in the quarter ended March 31, 2000. As previously noted, we will cease our SBQ operations by the end of June 2001.

INVESTMENT INCOME

         Investment income for the quarter ended March 31, 2001 was $0.8 million compared to $0.1 million in the comparable prior year period. Recognized losses on sales of securities included in investment income were $0.5 million in 2001 and $1.1 million in 2000.

INCOME TAXES

         We exhausted our federal income tax refund capability in 1999, and as such, tax benefits from operating losses normally are offset by valuation allowances resulting in no net federal tax benefit being recorded for losses. The net recorded amounts for income taxes in the quarter ended March 31, 2000 represent state and local income taxes.


                         LIQUIDITY AND CAPITAL RESOURCES

         Working capital at March 31, 2001 was $120.0 million compared to $129.1 million at December 31, 2000. The current ratio was 2.7 to 1 at March 31, 2001 compared to 4.0 to 1 at December 31, 2000. At March 31, 2001, we had cash and investments totaling $ 81.1 million and had no advances against our $50 million revolving credit facility.

         Major sources of cash from operating activities from continuing operations for the quarter ended March 31, 2001 included $5.4 million in depreciation and amortization charges and a $3.1 million decrease in accounts receivable. Primarily as a result of the decision to purchase hot rolled coils in addition to producing them in the first quarter 2001, inventories and accounts payable increased by $7.4 million and $13.6 million, respectively. The majority of the $12.7 million in accrued restructuring liabilities will be reduced by cash payments over the remainder of the year 2001.

         We made capital investments in the Energy Products segment totaling $0.4 million in the quarter ended March 31, 2001. We currently estimate capital spending for calendar 2001 to be approximately $7.0 million, primarily for maintenance capital in our Energy Segment.

         Our financing activities for the quarter ended March 31, 2001 included the purchase of $0.9 million in principal amount of our 13.5% Senior Secured Notes in an open market transaction. The purchase of the Senior Secured Notes was accomplished through the use of short-term investments.

         We also announced that our board of directors authorized the repurchase of up to two million shares of our common stock. Repurchases are authorized to be made from time to time in open market purchases or through privately negotiated transactions during the next twelve months when, in the opinion of management, market conditions warrant. Repurchased shares will be available for general corporate purposes.

         Excluding restructuring charges, earnings before net interest expense, taxes, depreciation and amortization (EBITDA) were $8.9 million in the quarter ended March 31, 2001 compared to $0.2 million in the comparable period ended March 31, 2000. EBITDA is calculated as income from continuing operations before extraordinary items plus net interest expense, taxes, depreciation and amortization. EBITDA provides additional information for determining our ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance, as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

         We believe that our current available cash and investments, our cash flow from operations and our borrowing sources will be sufficient to meet anticipated operating cash requirements, including capital expenditures, for at least the next twelve months.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities (as amended by Statements No.137 and 138). These pronouncements, which will become effective in 2001, are not expected to have a material effect on our financial position or results of operations because we do not presently use derivatives or engage in hedging activities.

                                  OTHER MATTERS

         You should read Note 9 to the notes to condensed consolidated financial statements for information pertaining to commitments and contingencies.

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

         As of March 31, 2001, we were not engaged in any activities which would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates, foreign currency exchange rates or market commodity prices.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders was held on February 15, 2001. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

         1. All nominees for director were elected. The vote was as follows:


                                                 For          Against
                                              ----------      -------
               Clifford R. Borland            17,687,251      213,065
               Paul C. Borland, Jr.           17,688,251      212,065
               David A.B. Brown               17,728,271      172,045
               Patrick J.B. Donnelly          17,688,251      212,065
               George A. Helland, Jr.         17,726,871      173,445
               Gary L. Kott                   17,728,171      172,145
               Rene J. Robichaud              17,727,071      173,245

         2. The proposal to ratify the Board of Directors' appointment of Arthur Andersen LLP as the Company's independent public accountants for year ending December 31, 2001 was approved (For, 17,743,311; Against, 149,515; Abstain, 7,490).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  a) Exhibits - Reference is made to the Index to Exhibits, which is incorporated herein by reference.

                  b)       Reports on Form 8-K

                           Current Report on Form 8-K dated January 18, 2001 reporting under Item 9 the dates and times of NS Group, Inc.'s conference call reporting results for the quarter ended December 31, 2000.

                           Current Report on Form 8-K dated January 19, 2001 reporting under Item 9 the Company's earnings press release for the quarter ended December 31, 2000.

                           Current Report on Form 8-K dated March 1, 2001 reporting under Item 9 the Company's press release announcing that its subsidiaries were initiating discussions with its labor unions in Ohio and Pennsylvania.

                           Current Report on Form 8-K dated March 6, 2001 reporting under Item 9 certain information to be presented to various individuals and institutional investors beginning on March 7, 2001.

                           Current Report on Form 8-K dated March 28, 2001 reporting under Item 9 the Company's press release regarding a conference call to be held on March 29, 2001.

                           Current Report on Form 8-K dated March 29, 2001 reporting under Item 2 the Company's decision to exit certain operations and under Item 5 the Company's board of directors approval of a stock repurchase program and the election of two new directors.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    NS GROUP, INC.



Date: May 11, 2001                  By: /s/ Rene J. Robichaud
      --------------                    -------------------------------------
                                        Rene J. Robichaud
                                        President and Chief Executive Officer



Date: May 11, 2001                  By: /s/ Thomas J. Depenbrock
      --------------                    -------------------------------------
                                        Thomas J. Depenbrock
                                        Vice President, Treasurer and
                                        Chief Financial Officer



                                INDEX TO EXHIBITS


  Number          Description
  ------          -----------

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

   10.1 Change of Control Severance Agreement between the Company and Frank J. LaRosa II, dated March 9, 2001 filed herewith.*

* Indicates management contract or compensatory plan or arrangement in which one or more directors or executive officers of the Company participates or is a party.