Form 10-Q
period 2001-06-30
NS GROUP INC
filed 2001-08-10
CIK 745026

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____

At August 7, 2001, there were 20,951,888 shares outstanding of the Company's common stock.

                                 NS GROUP, INC.

                                      INDEX



                                                                        Page No.
                                                                        --------

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

           Condensed Consolidated Statements of Operations............      3
           Condensed Consolidated Balance Sheets......................      4
           Condensed Consolidated Statements of Cash Flows............      5
           Notes to Financial Statements..............................      6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................     20

Item 3. Quantitative and Qualitative Disclosures About
           Market Risk................................................     27



PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..............................     27

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts) (Unaudited)


                                                                 Three Months Ended             Six Months Ended
                                                                      June 30,                       June 30,
                                                                2001           2000            2001            2000
                                                              --------        -------        --------        --------
Net sales                                                     $102,727        $96,655        $184,841        $186,931
Cost of products sold                                           87,268         95,675         161,985         186,552
                                                              --------        -------        --------        --------
        Gross profit                                            15,459            980          22,856             379
Selling, general and administrative expenses                     5,476          5,304          11,101          10,870
Restructuring charges                                               --             --          55,585              --
                                                              --------        -------        --------        --------
        Operating income (loss)                                  9,983         (4,324)        (43,830)        (10,491)
Other income (expense)
   Investment income                                             1,286            571           2,124             627
   Interest expense                                             (2,580)        (2,910)         (5,102)         (5,825)
   Other, net                                                      206          1,835           1,305           2,165
                                                              --------        -------        --------        --------
        Income (loss) from continuing operations before
           income taxes and extraordinary items                  8,895         (4,828)        (45,503)        (13,524)
Provision (benefit) for income taxes                                --           (251)             --            (410)
                                                              --------        -------        --------        --------
        Income (loss) from continuing operations before
           extraordinary items                                   8,895         (4,577)        (45,503)        (13,114)
Income from discontinued operations,
   net of income taxes                                              --            460              --             766
                                                              --------        -------        --------        --------
        Income (loss) before extraordinary items                 8,895         (4,117)        (45,503)        (12,348)
Extraordinary items, net of income taxes                            --             --             (59)             --
                                                              --------        -------        --------        --------
        Net income (loss)                                     $  8,895        $(4,117)       $(45,562)       $(12,348)
                                                              ========        =======        ========        ========

Per common share - basic
        Income (loss) from continuing operations              $   0.42        $ (0.21)       $  (2.17)       $  (0.61)
        Income from discontinued operations,
              net of income taxes                                   --           0.02              --            0.04
        Extraordinary items, net of income taxes                    --             --              --              --
                                                              --------        -------        --------        --------
        Net income (loss)                                     $   0.42        $ (0.19)       $  (2.17)       $  (0.57)
                                                              ========        =======        ========        ========

Per common share - diluted
        Income (loss) from continuing operations              $   0.41        $ (0.21)       $  (2.17)       $  (0.61)
        Income from discontinued operations,
              net of income taxes                                   --           0.02              --            0.04
        Extraordinary items, net of income taxes                    --             --              --              --
                                                              --------        -------        --------        --------
        Net income (loss)                                     $   0.41        $ (0.19)       $  (2.17)       $  (0.57)
                                                              ========        =======        ========        ========

Weighted average shares outstanding
        Basic                                                   20,994         21,632          20,971          21,574
        Diluted                                                 21,689         21,632          20,971          21,574





See accompanying notes to financial statements.

                                 NS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands) (Unaudited)


                                                            June 30,         December 31,
                                                              2001                2000
                                                            --------           --------
ASSETS
Current assets
     Cash                                                   $  3,187           $  1,451
     Short-term investments                                   63,458             43,700
     Accounts receivable, net                                 56,857             45,354
     Inventories                                              67,884             60,468
     Other current assets                                     16,710             20,591
                                                            --------           --------
        Total current assets                                 208,096            171,564

Property, plant and equipment, net                            62,355            121,052
Long-term investments                                         17,031             20,401
Other assets                                                   5,878              5,909
Assets held for disposal                                      12,610                 --
                                                            --------           --------

        Total assets                                        $305,970           $318,926
                                                            ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                       $ 30,914           $ 12,516
     Accrued liabilities                                      35,796             29,798
     Accrued restructuring charges                             7,681                 --
     Current portion of long-term debt                           110                110
                                                            --------           --------
        Total current liabilities                             74,501             42,424

Long-term debt                                                67,662             68,207
Other long-term liabilities                                    5,225              5,006
Deferred taxes                                                 6,811              6,811
                                                            --------           --------
        Total liabilities                                    154,199            122,448
                                                            --------           --------

Shareholders' equity
     Common stock, no par value                              282,907            282,750
     Treasury stock                                          (33,286)           (33,035)
     Common stock options and warrants                           572                497
     Accumulated other comprehensive loss                     (5,367)            (6,258)
     Accumulated deficit                                     (93,055)           (47,476)
                                                            --------           --------
        Total shareholders' equity                           151,771            196,478
                                                            --------           --------

        Total liabilities and shareholders' equity          $305,970           $318,926
                                                            ========           ========

See accompanying notes to financial statements.

                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)



                                                                       Six Months Ended June 30,
                                                                        2001               2000
                                                                      --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                $(45,562)          $(12,348)
     Less: Income from discontinued operations,
        net of income taxes                                                 --                766
                                                                      --------           --------
     Income (loss) from continuing operations                          (45,562)           (13,114)
     Adjustments to reconcile net income (loss)
        to net cash flows from operating activities:
           Depreciation and amortization                                 8,268             10,733
           Amortization of debt discount and finance costs                 559                550
           Restructuring charges                                        55,585                 --
           Losses on sales of securities                                   511              1,247
           Changes in operating assets and liabilities
               Accounts receivable, net                                (11,231)           (12,614)
               Inventories                                              (9,103)            (2,713)
               Other current assets                                        131              2,383
               Accounts payable                                         18,399                551
               Accrued liabilities                                       1,109              5,959
                                                                      --------           --------
                    Net cash flows from operating activities            18,666             (7,018)
                                                                      --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, plant and equipment                           (711)            (3,059)
     Proceeds from sales assets held for disposal                          972                 --
     Net sales and maturities of long-term investments                   3,752             26,228
     Changes in other assets                                              (128)               519
                                                                      --------           --------
                    Net cash flows from investing activities             3,885             23,688
                                                                      --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of long-term debt                                         (945)               (61)
     Proceeds from issuance of common stock                                282              1,568
     Purchase of treasury stock                                           (394)                --
                                                                      --------           --------
                    Net cash flows from financing activities            (1,057)             1,507
                                                                      --------           --------

Net cash provided by discontinued operations                                --                 64
                                                                      --------           --------

Net increase in cash and short-term investments                         21,494             18,241

Cash and short-term investments at beginning of period                  45,151             20,971
                                                                      --------           --------

Cash and short-term investments at end of period                      $ 66,645           $ 39,212
                                                                      ========           ========

Cash paid for:
           Interest                                                   $  4,714           $  5,056
           Income taxes                                               $     --           $    150




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

         The Company sold its wholly owned subsidiary, Imperial Adhesives, Inc. in October 2000. The consolidated financial statements have been restated to reflect the disposition of Imperial as discontinued operations. Accordingly, the revenues, costs and expenses, and cash flows of Imperial are reported through September 30, 2000, as "Income from Discontinued Operations, Net of Taxes", and "Net Cash Provided by Discontinued Operations."

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Reference should be made to NS Group, Inc.'s Annual Report to Shareholders included in its Form 10-K for the fiscal year ended September 30, 2000 for additional footnote disclosure, including a summary of significant accounting policies.

         The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         CHANGE IN FISCAL YEAR-END

         The Company's fiscal years prior to October 1, 2000 ended on the last Saturday of September. On November 20, 2000, the Company announced that it had changed its fiscal year-end to a calendar year ending on December 31. The results previously reported for the period from April 1, 2000 through July 1, 2000 and the period from January 2, 2000 through July 1, 2000 are being referred to in this Form 10-Q as the quarter and six months ended June 30, 2000, respectively. The Company's next full fiscal year will be for the calendar year ended December 31, 2001.

         RECLASSIFICATIONS

         In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company changed its accounting for freight in the quarter ended December 31, 2000. EITF 00-10 requires that a seller of goods should classify in the income statement amounts billed to a customer for shipping and handling as revenue and costs incurred for shipping and handling as an expense. One of NS Group's subsidiaries had reported shipping charges billed to customers as revenue, net of the actual costs incurred. The Company now reports the actual costs incurred to ship its products as a component of cost of sales and prior period amounts have been reclassified to conform to the 2001 presentation. This change had no effect on the Company's gross profit margins and the effect on the Company's reported revenues and cost of sales for prior periods was not material.

         In addition to the reclassification of freight costs, certain other amounts in the prior year's consolidated financial statements have been reclassified to conform to the presentation in the current year.

         EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities that could result in additional common shares being issued which, for the Company, are comprised of stock options and warrants only.

         Securities that could potentially dilute basic earnings per share in the future through the issuance of 2.3 million shares of the Company's common stock were not included in the computation of diluted net loss per share for the six month period ended June 30, 2001, because to do so would have been anitdilutive. In addition, 2.4 million shares were excluded for the three and six month periods of 2000 because they were also antidilutive.

NOTE 2:  RESTRUCTURING CHARGES

         During the quarter ended March 31, 2001, the Company implemented restructuring initiatives involving certain operations of its businesses. One initiative was to purchase hot rolled coils rather than manufacture them at the Company's welded tubular operations. As a result, the Company discontinued the production of hot-rolled coils and closed its melt shop and hot strip mill operations at its welded tubular facilities in Wilder, Kentucky, effective March 31, 2001. In addition, the Company decided to exit the special bar quality business by June 30, 2001, which was operated from its Koppel, Pennsylvania facility.

         Consequently, in the first quarter of 2001, the Company recorded $56.2 million of charges, $43.4 million of which were non-cash charges. The non-cash charges represent primarily asset impairment losses resulting from the write-downs of the net book value of machinery, equipment and related spare parts inventories to be sold. The asset impairment loss was determined based upon an independent appraisal. In addition, a $0.6 million non-cash write-down of special bar quality finished goods inventories is included in costs of products sold. Following is a summary of the accrued restructuring liabilities and activity through June 30, 2001:

                                            Facility
                              Employee       closing
(in thousands)               separation     and other        Total
                             ----------     ---------        -----

Balance, March 31, 2001       $ 4,941        $ 7,798        $12,739

Charged to reserves            (3,811)        (1,247)        (5,058)
                              -------        -------        -------

Balance, June 30, 2001        $ 1,130        $ 6,551        $ 7,681
                              =======        =======        =======

         During the quarter ended June 30, 2001, the company paid severance related to the 205 hourly and 65 salaried employees whose positions were eliminated by the restructuring. The restructuring liabilities for facility closing and other costs consist primarily of estimated cancellation costs of operating contracts and environmental remediation costs. The restructuring liabilities will be settled by the end of 2001 except for the environmental costs that will extend beyond 2001.

         Assets related to the operations closed, consisting of machinery and equipment, related raw materials, spare parts and supply inventories, are included in the category Assets Held for Disposal in the Company's June 30, 2001 consolidated balance sheet. During the quarter ended June 30, 2001, the Company received $1.0 million of proceeds from sales of these assets, primarily the result of scrap inventory sales.

NOTE 3: OTHER INCOME, NET

         The Company received claim settlements pertaining to its purchases of electrodes in the years from 1992 to 1997, in the quarter ended March 31, 2001 and the quarter ended June 30, 2000. The settlements increased Other income, net by $1.1 million, or $.05 per diluted share in 2001, and $1.7 million or $.08 per diluted share in 2000.

NOTE 4: EXTRAORDINARY CHARGE

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

NOTE 5: COMPREHENSIVE INCOME

         The Company's other comprehensive income consists of unrealized gains and losses on available-for-sale securities. Comprehensive income for the periods was as follows:

                                   Three Months Ended               Six Months Ended
                                         June 30,                        June 30,
(in thousands)                      2001           2000            2001             2000
                                   ------        -------         --------         --------
Net Income (loss)                  $8,895        $(4,117)        $(45,562)        $(12,348)
Unrealized gains (losses)              24           (164)             891           (1,398)
                                   ------        -------         --------         --------

Comprehensive income (loss)        $8,919        $(4,281)        $(44,671)        $(13,746)
                                   ======        =======         ========         ========


NOTE 6: BUSINESS SEGMENT INFORMATION

         Through June 30, 2001, The Company operated in two reportable segments. The Company's Energy Products Segment consists primarily of (i) welded and seamless tubular goods used primarily in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); and (ii) line pipe used in the transmission of oil, natural gas and other fluids. The Energy Products Segment reflects the aggregation of two business units which have similar products and services, manufacturing processes, customers and distribution channels and is consistent with both internal management reporting and resource and budgetary allocations. Two Energy Products Segment customers accounted for approximately 18% and 17%, respectively, of the segment's sales for the six months ended June 30, 2001. The Company's Industrial Products Segment consisted of special bar quality (SBQ) products used primarily in the manufacture of heavy industrial equipment. This business operation was shut down in June 2001. See
Note 2 for more information.

The following table sets forth selected segment financial information for the three and six months ended June 30, 2001 and 2000. Reference is made to Note 2 included therein concerning the Company's restructuring initiatives in 2001.


Three Months Ended June 30

                                            Energy        Industrial
(in thousands)                             Products        Products        Corporate          Total
                                           --------        --------        ---------          -----
2001
      Net sales                            $ 98,866         $ 3,861         $    --         $102,727
      Operating income (loss)                13,267            (981)         (2,303)           9,983
      Assets                                213,369           2,114          90,487          305,970
      Depreciation and amortization           2,826              --             304            3,130
      Capital expenditures                      359              --              --              359

2000
      Net sales                            $ 82,526         $14,129         $    --         $ 96,655
      Operating income (loss)                (1,069)         (1,504)         (1,751)          (4,324)
      Assets                                213,134          43,053          86,640          342,827
      Depreciation and amortization           4,539             767             335            5,641
      Capital expenditures                      726              75              --              801

Six Months Ended June 30

                                            Energy         Industrial
(in thousands)                             Products         Products        Corporate         Total
                                           --------         --------        ---------         -----
2001
      Net sales                            $174,992         $  9,849         $    --         $184,841

      Operating income (loss)
        before restructuring items         $ 20,125         $ (3,714)        $(4,017)        $ 12,394

            Inventory mark-down                  --             (639)             --             (639)
            Restructuring charges           (44,499)          (9,486)         (1,600)         (55,585)
                                           --------         --------         -------         --------
      Operating income (loss)              $(24,374)        $(13,839)        $(5,617)        $(43,830)
                                           --------         --------         -------         --------

      Depreciation and amortization        $  7,253         $    941         $   633         $  8,827
      Capital expenditures                      711               --              --              711

2000
      Net sales                            $155,268         $ 31,663         $    --         $186,931
      Operating income (loss)                (3,346)          (3,349)         (3,796)         (10,491)
      Depreciation and amortization           9,022            1,591             670           11,283
      Capital expenditures                    2,922              137              --            3,059

NOTE 7:  INVENTORIES

         Inventories consist of the following:

                                          June 30,       December 31,
                 (in thousands)            2001              2000
                                          -------          -------

                Raw materials             $ 1,923          $ 6,930
                Semi-finished and
                   finished products       65,961           53,538
                                          -------          -------

                                          $67,884          $60,468
                                          =======          =======



NOTE 8:  COMMITMENTS AND CONTINGENCIES

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

         Capital expenditures for environmental control facilities over the next twelve months are not expected to be significant. New or revised environmental regulations and laws or new information or developments with respect to the Company's operating facilities could influence such expenditures.

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

NOTE 9: SUPPLEMENTARY INFORMATION - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (UNAUDITED)

         The Company's Notes are unconditionally guaranteed in full, jointly and severally, by each of the Company's subsidiaries (Subsidiary Guarantors), each of which is wholly owned. Set forth below are the condensed consolidating financial statements of NS Group, Inc. including the Subsidiary Guarantors. The Subsidiary Guarantors include all subsidiaries of the Company (Newport Steel Corporation, Koppel Steel Corporation, Erlanger Tubular Corporation and Northern Kentucky Management, Inc.). Separate financial statements and other disclosures relating to the Guarantor Subsidiaries have not been presented because management has determined that this information would not be material. See Note 1 regarding the sale of Imperial Adhesives, Inc.

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

                                 NS Group, Inc.
                 Unaudited Condensed Consolidating Balance Sheet
                                  June 30, 2001


(In thousands)                                                   Guarantor
                                                Parent          Subsidiaries      Eliminations     Consolidated
                                                ------          ------------      ------------     ------------
ASSETS
Current assets
      Cash and investments                     $  63,821         $   2,824         $      --         $ 66,645
      Accounts receivable, net                       917            55,940                --           56,857
      Inventories                                     --            67,884                --           67,884
      Other current assets                         6,521            10,189                --           16,710
                                               ---------         ---------         ---------         --------
        Total current assets                      71,259           136,837                --          208,096
Property, plant and equipment                         --           191,294                --          191,294
Accumulated depreciation                              --          (128,939)               --         (128,939)
Long-term investments                             16,491               540                --           17,031
Investment in subsidiaries                       (49,383)               --            49,383               --
Other assets                                       2,737             3,141                --            5,878
Assets held for disposal                              --            12,610                --           12,610
Intercompany, net                                198,781                --          (198,781)              --
                                               ---------         ---------         ---------         --------
        Total assets                           $ 239,885         $ 215,483         $(149,398)        $305,970
                                               =========         =========         =========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                         $    (109)        $  31,023         $      --         $ 30,914
      Accrued liabilities                          8,550            27,246                --           35,796
      Accrued restructuring charges                  431             7,250                --            7,681
      Current portion of long-term debt               --               110                --              110
                                               ---------         ---------         ---------         --------
        Total current liabilities                  8,872            65,629                --           74,501
Other long-term liabilities                        5,225                --                --            5,225
Long-term debt                                    67,206               456                --           67,662
Intercompany, net                                     --           198,781          (198,781)              --
Deferred taxes                                     6,811                --                --            6,811
Shareholders' equity                             151,771           (49,383)           49,383          151,771
                                               ---------         ---------         ---------         --------
   Total liabilities and
      shareholders' equity                     $ 239,885         $ 215,483         $(149,398)        $305,970
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
                                               =========         =========         =========         =========

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Operations
                    For the Three Months Ended June 30, 2001


                                                                       Guarantor
(In thousands)                                           Parent       Subsidiaries    Eliminations      Consolidated
                                                         ------       ------------    ------------      ------------

Net sales                                               $    --         $102,727         $    --         $102,727
Cost of products sold                                        --           87,268              --           87,268
                                                        -------         --------         -------         --------
        Gross Profit                                         --           15,459              --           15,459

Selling, general and administrative expenses                 --            5,476              --            5,476
Restructuring charges                                        --               --              --               --
                                                        -------         --------         -------         --------
        Operating income (loss)                              --            9,983              --            9,983

Other income (expense)
   Equity in earnings of subsidiaries                     3,448               --          (3,448)              --
   Investment income                                      1,254               32              --            1,286
   Interest expense                                      (2,577)              (3)             --           (2,580)
   Other, net                                               167               39              --              206
   Intercompany interest                                  4,747           (4,747)             --               --
                                                        -------         --------         -------         --------
        Income (loss) before income taxes                    --
           and extraordinary items                        7,039            5,304          (3,448)           8,895
Provision (benefit) for income taxes                     (1,856)           1,856              --               --
                                                        -------         --------         -------         --------
        Income (loss) before extraordinary items          8,895            3,448          (3,448)           8,895
Extraordinary items, net of income taxes                     --               --              --               --
                                                        -------         --------         -------         --------

        Net income (loss)                               $ 8,895         $  3,448         $(3,448)        $  8,895
                                                        =======         ========         =======         ========

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Operations
                    For the Three Months Ended June 30, 2000



                                                                     Guarantor
(In thousands)                                         Parent       Subsidiaries   Eliminations   Consolidated
                                                       ------       ------------   ------------   ------------
Net sales                                             $    --         $96,655         $   --        $96,655
Cost of products sold                                      --          95,675             --         95,675
                                                      -------         -------         ------        -------
        Gross Profit                                       --             980             --            980

Selling, general and administrative expenses              234           5,070             --          5,304
                                                      -------         -------         ------        -------
        Operating income (loss)                          (234)         (4,090)            --         (4,324)

Other income (expense)
   Equity in earnings of subsidiaries                  (4,362)             --          4,362             --
   Investment income                                      572              (1)            --            571
   Interest expense                                    (2,908)             (2)            --         (2,910)
   Other, net                                              (1)          1,836             --          1,835
   Intercompany interest                                5,162          (5,162)            --             --
                                                      -------         -------         ------        -------
      Income (loss) from continuing operations
           before income taxes                         (1,771)         (7,419)         4,362         (4,828)
Provision (benefit) for income taxes                    2,346          (2,597)            --           (251)
                                                      -------         -------         ------        -------
      Income (loss) from continuing operations         (4,117)         (4,822)         4,362         (4,577)

Income from discontinued operations,
      net of income taxes                                  --             460             --            460
                                                      -------         -------         ------        -------

        Net income (loss)                             $(4,117)        $(4,362)        $4,362        $(4,117)
                                                      =======         =======         ======        =======

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Operations
                     For the Six Months Ended June 30, 2001


                                                                        Guarantor
(In thousands)                                           Parent        Subsidiaries     Eliminations    Consolidated
                                                         ------        ------------     ------------    ------------
Net sales                                               $     --         $ 184,841         $    --        $184,841
Cost of products sold                                         --           161,985              --         161,985
                                                        --------         ---------         -------        --------
        Gross Profit                                          --            22,856              --          22,856

Selling, general and administrative expenses                  --            11,101              --          11,101
Restructuring charges                                      1,600            53,985              --          55,585
                                                        --------         ---------         -------        --------
        Operating income (loss)                           (1,600)          (42,230)             --         (43,830)

Other income (expense)
   Equity in earnings of subsidiaries                    (33,021)               --          33,021              --
   Investment income                                       2,059                65              --           2,124
   Interest expense                                       (5,096)               (6)             --          (5,102)
   Other, net                                                167             1,138              --           1,305
   Intercompany interest                                   9,769            (9,769)             --              --
                                                        --------         ---------         -------        --------
        Income (loss) before income taxes                     --
           and extraordinary items                       (27,722)          (50,802)         33,021         (45,503)
Provision (benefit) for income taxes                      17,781           (17,781)             --              --
                                                        --------         ---------         -------        --------
        Income (loss) before extraordinary items         (45,503)          (33,021)         33,021         (45,503)
Extraordinary items, net of income taxes                     (59)               --              --             (59)
                                                        --------         ---------         -------        --------

        Net income (loss)                               $(45,562)        $ (33,021)        $33,021        $(45,562)
                                                        ========         =========         =======        ========

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Operations
                     For the Six Months Ended June 30, 2000


                                                                      Guarantor
(In thousands)                                         Parent        Subsidiaries     Eliminations    Consolidated
                                                       ------        ------------     ------------    ------------
Net sales                                             $     --         $ 186,931         $    --        $ 186,931
Cost of products sold                                       --           186,552              --          186,552
                                                      --------         ---------         -------        ---------
        Gross Profit                                        --               379              --              379

Selling, general and administrative expenses               541            10,329              --           10,870
                                                      --------         ---------         -------        ---------
        Operating income (loss)                           (541)           (9,950)             --          (10,491)

Other income (expense)
   Equity in earnings of subsidiaries                  (10,928)               --          10,928               --
   Investment income                                       609                18              --              627
   Interest expense                                     (5,819)               (6)             --           (5,825)
   Other, net                                              263             1,902              --            2,165
   Intercompany interest                                 9,955            (9,955)             --               --
                                                      --------         ---------         -------        ---------
      Income (loss) from continuing operations
           before income taxes                          (6,461)          (17,991)         10,928          (13,524)
Provision (benefit) for income taxes                     5,887            (6,297)             --             (410)
                                                      --------         ---------         -------        ---------
      Income (loss) from continuing operations         (12,348)          (11,694)         10,928          (13,114)

Income from discontinued operations,
      net of income taxes                                   --               766              --              766
                                                      --------         ---------         -------        ---------

        Net income (loss)                             $(12,348)        $ (10,928)        $10,928        $ (12,348)
                                                      ========         =========         =======        =========

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended June 30, 2001


                                                                         Guarantor
(In thousands)                                            Parent        Subsidiaries   Eliminations     Consolidated
                                                          ------        ------------   ------------     ------------

Net Cash Flows from Operating Activities                 $ 18,695         $   (29)        $    --         $ 18,666
                                                         --------         -------         -------         --------

Cash Flows from Investing Activities:
     Purchases of property,
          plant and equipment                                  --            (711)             --             (711)
     Proceeds from sale of assets held for disposal            --             972              --              972
     Net long-term investment activity                      3,752              --              --            3,752
     Change in other assets                                  (167)             39              --             (128)
                                                         --------         -------         -------         --------
     Net cash from investing activities                     3,585             300              --            3,885
                                                         --------         -------         -------         --------

Cash Flows from Financing Activities:
     Repayments of long-term debt                            (890)            (55)             --             (945)
     Proceeds from issuance of common
          stock                                               282              --              --              282
     Purchase of treasury stock                              (394)             --              --             (394)
                                                         --------         -------         -------         --------
     Net cash from financing activities                    (1,002)            (55)             --           (1,057)
                                                         --------         -------         -------         --------

Net increase (decrease) in cash and
     short-term investments                                21,278             216              --           21,494
Cash and short-term investments -
     beginning of period                                   42,543           2,608              --           45,151
                                                         --------         -------         -------         --------
Cash and short-term investments -                              --
     end of period                                       $ 63,821         $ 2,824         $    --         $ 66,645
                                                         ========         =======         =======         ========

Cash paid (received) during the period:
     Interest                                            $  4,708         $     6                         $ 4,714
     Income taxes                                        $     --         $    --                         $    --

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended June 30, 2000


                                                                Guarantor
(In thousands)                                   Parent        Subsidiaries   Eliminations    Consolidated
                                                 ------        ------------   ------------    ------------

Net Cash Flows from Operating Activities        $(11,794)        $ 4,776         $    --        $ (7,018)
                                                --------         -------         -------        --------

Cash Flows from Investing Activities:
     Purchases of property,
          plant and equipment                         --          (3,059)             --          (3,059)
     Net long-term investment activity            26,228              --              --          26,228
     Change in other assets                          519              --              --             519
                                                --------         -------         -------        --------
     Net cash from investing activities           26,747          (3,059)             --          23,688
                                                --------         -------         -------        --------

Cash Flows from Financing Activities:
     Repayments of long-term debt                     --             (61)             --             (61)
     Proceeds from issuance of common
          stock                                    1,568              --              --           1,568
                                                --------         -------         -------        --------
     Net cash from financing activities            1,568             (61)             --           1,507
                                                --------         -------         -------        --------

Net cash used by discontinued operations              --              64              --              64
                                                --------         -------         -------        --------

Net increase (decrease) in cash and
     short-term investments                       16,521           1,720              --          18,241
Cash and short-term investments -
     beginning of period                          18,570           2,401              --          20,971
                                                --------         -------         -------        --------
Cash and short-term investments -
     end of period                              $ 35,091         $ 4,121         $    --        $ 39,212
                                                ========         =======         =======        ========

Cash paid (received) during the period:
     Interest                                   $  5,039         $    17                        $ 5,056
     Income taxes                               $    150         $    --                        $   150

                                 NS GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We make forward-looking statements in this report which represent our expectations or beliefs about future events and financial performance. You can identify these statements by forward-looking words such as "expect", "believe", "anticipate", "goal", "plan", "intend", "estimate", "may", "will", or similar words. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including:

         o world-wide and domestic supplies of and demand for natural gas and oil;
         o   fluctuations in industry-wide inventory levels;
         o   domestic and foreign competitive pressures;
         o the level of imports and the presence or absence of governmentally imposed trade restrictions;
         o   manufacturing efficiencies;
         o   steel coil and steel scrap price volatility;
         o   costs of compliance with environmental regulations;
         o   asserted and unasserted claims;
         o   general economic conditions;
         o those other risks and uncertainties described under "Risk Factors" included in Exhibit 99.1 of the Company's Form 10-K for its fiscal year ended September 30, 2000.

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

         In November 2000, we changed our fiscal year from ending on the last Saturday in September to a calendar year ending on December 31. References in this Form 10-Q to the quarter and six months ended June 30, 2000 represent the periods previously reported as from April 2, 2000 through July 1, 2000 and January 2, 2000 through July 1, 2000. We believe that the prior year periods provide a meaningful comparison to the current periods.

                              RESULTS OF OPERATIONS

RESTRUCTURING OF OPERATIONS

         During the quarter ended March 31, 2001, we implemented restructuring initiatives involving certain operations of our businesses. One initiative was to purchase hot rolled coils rather than manufacture them at our welded tubular operations. As a result, we discontinued the production of hot-rolled coils and closed the melt shop and hot strip mill operations at our welded tubular facilities in Wilder, Kentucky effective March 31, 2001. In addition, we decided to exit the special bar quality business by June 30, 2001, which was operated from our Koppel, Pennsylvania facility.

         The restructuring was initiated to make us a stronger competitor with a lower, more flexible cost structure, thereby enhancing our profit potential. When fully implemented, the restructuring was projected to produce annual cost savings of $16 million to $18 million, of which half would be in reduced depreciation charges. We believe that the results for the quarter ended June 30, 2001, reflect cost savings, on an annualized basis, that approach our original estimates.

         In the March 2001 quarter, we recorded total restructuring charges of $56.2 million, including $43.4 million of non-cash charges resulting primarily from the write-down of fixed assets. The closures resulted in total workforce reductions of approximately 270 positions at the welded tubular operations in Newport, Kentucky and the SBQ operations in Koppel, Pennsylvania.

DISCONTINUED OPERATIONS

         On October 12, 2000, we sold our wholly owned subsidiary, Imperial Adhesives, Inc. As a result, the sales, costs and expenses and cash flows of the Industrial Products - Adhesives Segment have been classified as discontinued operations in our financial statements. See Note 1 to the financial statements. Accordingly, the discussion and analysis that follow focus on the continuing operations of our remaining segments.

GENERAL OVERVIEW / OUTLOOK

         Through June 30, 2001, we have conducted our business within two reportable business segments - the Energy Products Segment and the Industrial Products Segment. The Industrial Products Segment consisted of our SBQ business, which ceased operations in June 2001.

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

         Demand for our OCTG products is cyclical in nature and is dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is, among other things, dependent on the current and anticipated supply and demand for oil and natural gas. Also, shipments by domestic producers of OCTG products may be positively or negatively affected by the amount of inventory held by producers, distributors and end users, as well as the amount of foreign imports of OCTG products.

         Demand for OCTG products has risen steadily from the prior year as increasing oil and natural gas prices have led to an increase in domestic drilling activity. The average number of oil and natural gas drilling rigs in operation in the United States, which is referred to as "rig count", rose to 1,239 in the quarter ended June 30, 2001, compared to 848 for the comparable prior year period. However, in spite of the increase in rig count, our June 30, 2001 quarter shipments were only slightly above those of the comparable quarter of 2000. In the June 2001 quarter, we had record shipments of seamless tubular products that resulted from higher demand, which was almost completely offset by lower shipments of welded carbon grade OCTG products resulting from increased imports and high inventory levels in the marketplace. According to published industry reports, we estimate that imports of OCTG represented 30% of the total domestic shipments in the June 2001 quarter compared to 25% for the June 2000 quarter.

         Although energy product shipments for the June 2001 quarter were comparable to the prior year period, stronger pricing along with lower costs primarily attributable to our restructuring, enabled us to achieve record quarterly net income in the June 2001 quarter. Recently, natural gas prices have been negatively affected by the slowdown in the economy, milder weather and switching to alternative fuels, and have resulted in strong injection rates into natural gas storage. We believe that these factors may result in a reduction in rig count over the next two quarters, which would decrease demand for OCTG products, particularly our welded tubular products. If this occurs, we believe our sales and operating profits will be negatively affected for at least the next two quarters.

         Our Industrial Products Segment includes Special Bar Quality (SBQ) products used in a variety of industrial applications such as farm equipment, heavy machinery, construction and off-road vehicles. Our Industrial Products Segment shipments for the June 30, 2001 quarter declined over 70% from the prior year comparable quarter due to decreased demand and our decision to exit the SBQ business in June 2001.

         You should read Note 6 to the unaudited condensed consolidated financial statements included in this report for selected financial information by business segment.

         The Company's net sales, gross profit (loss), operating income (loss) and tons shipped by business segment for the three months and six months ended June 30, 2001 and 2000 are summarized in the following table:


                                         Three Months Ended                  Six Months Ended
(dollars in thousands)                        June 30,                            June 30,
                                      -------------------------         ----------------------------
                                        2001             2000             2001                2000
                                        ----             ----             ----                ----
Net sales
     Energy Products                  $ 98,866         $ 82,526         $174,992            $155,268
     Industrial Products - SBQ           3,861           14,129            9,849              31,663
                                      --------         --------         --------            --------
                                      $102,727         $ 96,655         $184,841            $186,931
                                      ========         ========         ========            ========

Gross profit (loss)
     Energy Products                  $ 16,008         $  1,978         $ 26,120            $  2,616
     Industrial Products - SBQ            (549)            (998)          (3,264)(1)          (2,237)
                                      --------         --------         --------            --------
                                      $ 15,459         $    980         $ 22,856            $    379
                                      ========         ========         ========            ========

Operating income (loss)
     Energy Products                  $ 13,267         $ (1,069)        $ 20,125            $ (3,346)
     Industrial Products - SBQ            (981)          (1,504)          (3,714)             (3,349)
                                      --------         --------         --------            --------
                                        12,286           (2,573)          16,411              (6,695)
     Restructuring charges                  --               --          (56,224)(1)              --
     Corporate allocations              (2,303)          (1,751)          (4,017)             (3,796)
                                      --------         --------         --------            --------
                                      $  9,983         $ (4,324)        $(43,830)           $(10,491)
                                      ========         ========         ========            ========

Tons shipped
     Energy Products
          Welded products               95,900          110,200          170,100             215,900
          Seamless products             57,000           41,700          102,000              79,200
          Other                            300              700              500               1,300
                                      --------         --------         --------            --------
                                       153,200          152,600          272,600             296,400
     Industrial Products - SBQ           9,900           33,900           23,900              76,300
                                      --------         --------         --------            --------
                                       163,100          186,500          296,500             372,700
                                      ========         ========         ========            ========

(1) Includes restructuring charge of $0.6 million recorded to cost of products sold.



         Net sales in the quarter ended June 30, 2001 were $102.7 million, an increase of 19.8% from the second quarter of 2000. Operating income was $10.0 million for the quarter compared to an operating loss of $4.3 million in the prior year period. Income from continuing operations before extraordinary items was $8.9 million, or $0.41 per diluted share, in the three months ended June 30, 2001 compared to a $4.6 million loss, or a $0.21 loss per diluted share in the prior year period.

         Net sales in the six months ended June 30, 2001 were $184.8 million, a decrease of 1.1% from the first six months of 2000. We reported an operating loss of $43.8 million for the six months ended June 30, 2001 compared to $10.5 million in 2000. We reported a loss from continuing operations before extraordinary items of $45.5 million, or a $2.17 loss per basic and diluted share, in the six months ended June 30, 2001. Excluding restructuring charges, operating income and income from continuing operations before extraordinary items would have been $12.4 million and $10.7 million, or $0.49 per diluted share, respectively, for the six months ended June 30, 2001. A small extraordinary charge related to the early extinguishment of debt was recorded in the March 31, 2001 quarter.

ENERGY PRODUCTS

         Energy Products Segment sales were $98.9 million and $175.0 million in the three and six month periods ended June 30, 2001, respectively, increases of 19.8% and 12.7%, respectively, from the comparable periods in 2000. The increase in Energy Product Segment sales was attributable to an increase in selling prices and an increase in shipments of seamless tubular products, offset by a decline in welded tubular product shipments.

         Total shipments of energy products for the quarter and six months were 153,200 and 272,600 tons, respectively, an increase of 0.4% and a decrease of 8.0%, respectively, from the comparable periods in 2000. The decrease was primarily the result of lower shipments of our welded energy products, which declined 21.2% from the comparable prior year period. The decline in welded energy product shipments resulted primarily from a focus by distributors on slowing the growth in inventories of welded carbon grade OCTG products. In addition, the level of imports negatively impacted our shipments of welded OCTG products. During the quarter ended June 30, 2001, we shipped a record 57,000 tons of seamless products, which are substantially alloy grade products, which was a 36.7% increase from the comparable quarter in 2000.

         Revenue per ton for our welded and seamless tubular products was $490 and $899 per ton, respectively, for the quarter ended June 30, 2001. This is an increase of 11.1% for welded products, and a 12.1% increase for seamless products, from the comparable quarter in 2000. Revenue per ton for both welded and seamless showed little change from the first quarter of 2001. The improved pricing from the prior year is directly related to the improvement in the demand for OCTG products.

         Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from Argentina, Italy, Japan, Korea and Mexico in response to antidumping and countervailing duty cases filed by several U.S. companies. In June 2001, the United States International Trade Commission (ITC) voted to continue these duties for five more years.

         In June 2001, a Section 201 investigation was initiated that includes numerous steel product groups, including carbon and alloy grades of both flat products and tubular products. The ITC is expected to vote on the form of relief, if any, by the fourth quarter of 2001.

         In response to petitions filed with the U.S. government by us and certain other line pipe producers, import relief was granted to the line pipe industry effective March 1, 2000. This relief is in the form of tariffs applied for three years to certain imports of line pipe from countries other than Canada and Mexico.

         While the above mentioned actions have benefited or have the potential to benefit domestic OCTG and line pipe producers, we cannot predict the U.S. government's future actions regarding these duties and tariffs or any other future actions regarding import duties or other trade restrictions on imports of OCTG and line pipe products.

         The Energy Products segment recorded a gross profit of $16.0 million and an operating profit of $13.3 million in the quarter ended June 30, 2001. This compares to a gross profit of $2.0 million and an operating loss of $1.1 million, respectively, in the quarter ended June 30, 2000. The improvement in our results from the prior year period was due to improved pricing for welded and seamless tubular products and an increase in seamless energy product shipments. In addition, steel scrap costs were significantly lower in the current quarter compared to the comparable prior year period and our welded tubular products operations benefited from purchasing steel coils in place of using more costly internally manufactured steel coils.

         Selling, general and administrative expense for the Energy Products segment in the quarter and six months ended June 30, 2001 increased $0.9 million and $1.4 million, respectively for the comparable periods in 2000.

INDUSTRIAL PRODUCTS - SBQ

         The Industrial Products segment sales were $3.9 million for the quarter ended June 30, 2001, a decrease of 72.7% from the quarter ended June 30, 2000. SBQ product shipments for the quarter ended June 30, 2001 decreased 70.8% from the comparable prior year period. The average selling price for SBQ products for the quarter was $428 per ton, a 3.4% increase over the comparable period of a year ago. The decline in shipments was primarily the result of our decision to exit the SBQ business.

         The Industrial Products segment recorded a gross loss of $0.5 million and an operating loss of $1.0 million in the quarter ended June 30, 2001 compared to a gross loss of $1.0 million and an operating loss of $1.5 million in the quarter ended June 30, 2000. As previously noted, we ceased our SBQ operations in June 2001.

INVESTMENT INCOME

         Investment income for the quarter and six months ended June 30, 2001 was $1.3 million and $2.1 million, respectively, compared to $0.6 million for both comparable prior year periods. Income is higher in 2001 periods primarily as a result of higher average investment balances and lower realized losses on sales of securities, included in investment income, which were $0.5 million in 2001 compared to $1.2 million in 2000.

INCOME TAXES

         We exhausted our federal income tax refund capability in 1999, and as such, tax benefits from operating losses normally are offset by valuation allowances resulting in no net federal tax benefit being recorded for losses. The recorded amounts for income taxes in the three and six months ended June 30, 2000 represent state and local income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

         Working capital at June 30, 2001 was $133.6 million compared to $129.1 million at December 31, 2000. The current ratio was 2.8 to 1 at June 30, 2001 compared to 4.0 to 1 at December 31, 2000. At June 30, 2001, we had cash and investments totaling $ 83.7 million and had no advances against our $50 million revolving credit facility.

         A major source of cash from operating activities from continuing operations for the six months ended June 30, 2001 was $8.3 million in depreciation and amortization charges. Primarily as a result of our decision to purchase rather than produce hot rolled coils, inventories and accounts payable increased by $9.1 million and $18.3 million, respectively. Accrued restructuring liabilities were reduced by $5.1 million of payments during second quarter of 2001, primarily for employee separation costs. The majority of the $7.7 million in accrued restructuring liabilities will be reduced by cash payments over the remainder of 2001.

         We made capital investments in the Energy Products segment totaling $0.4 million in the six months ended June 30, 2001. We currently estimate capital spending for 2001 to be approximately $4.0 million, primarily for maintenance capital in our Energy Segment.

         Our financing activities for the six months ended June 30, 2001 included the purchase of $0.9 million in principal amount of our 13.5% Senior Secured Notes in an open market transaction. The purchase of the Senior Secured Notes was accomplished through the use of short-term investments.

         In February 2001, our board of directors authorized the repurchase of up to two million shares of our common stock over the next twelve months. Repurchases are authorized to be made from time to time in open market purchases or through privately negotiated transactions, when, in the opinion of management, market conditions warrant. Repurchased shares will be available for general corporate purposes.

         We calculate EBITDA as income before extraordinary items plus net interest expense, taxes, depreciation and amortization, and excluding restructuring charges. EBITDA was $22.0 million for the six months ended June 30, 2001 compared to $4.0 million in the comparable period ended June 30, 2000. EBITDA provides additional information for determining our ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance, as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

         We believe that our current available cash and investments, our cash flow from operations and our borrowing sources will be sufficient to meet anticipated operating cash requirements, including capital expenditures, for at least the next twelve months.

                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill acquired subsequent to June 30, 2001 will not be amortized. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We currently have no recorded goodwill, therefore, the provisions of FAS 142 that are effective January 1, 2002 will have no effect on our results of operations and financial position.

                                  OTHER MATTERS

         You should read Note 8 to the notes to condensed consolidated financial statements for information pertaining to commitments and contingencies.

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

         As of June 30, 2001, we were not engaged in any activities which would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates, foreign currency exchange rates or market commodity prices.

         We purchase natural gas for our operations and therefore have market risk related to those purchases. The prices of such gas purchases are subject to wide fluctuations at times due to unpredictable factors such as weather, government policies and demand for natural gas and competitive fuels. As a result, our earnings could be affected by changes in the price and availability of such gas. As market conditions dictate, we from time to time will lock-in future gas prices using fixed price contracts. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits - Reference is made to the Index to Exhibits, which is incorporated herein by reference.

         b) Reports on Form 8-K

            Current Report on Form 8-K dated April 4, 2001 reporting under Item 9 certain information to be presented to various individuals and institutional investors beginning on April 4, 2001.

            Current Report on Form 8-K dated April 18, 2001 reporting under Item 9 the Company's press release regarding a conference call to be held on April 23, 2001.

            Current Report on Form 8-K dated April 23, 2001 reporting under Item 9 the Company's earnings press release for the quarter ended
            March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      NS GROUP, INC.



Date: August 10, 2001                 By: /s/ Rene J. Robichaud
     ------------------------            ------------------------------
                                          Rene J. Robichaud
                                          President and Chief Executive Officer



Date: August 10, 2001                 By: /s/ Thomas J. Depenbrock
     ------------------------            ------------------------------
                                          Thomas J. Depenbrock
                                          Vice President, Treasurer and
                                          Chief Financial Officer



                                INDEX TO EXHIBITS


   Number         Description
   ------         -----------

    3.1 Amended and Restated Articles of Incorporation of Registrant, filed as Exhibit 3.1 to Amendment No. 1 to Registrant's Form S-1 dated January 17, 1995, File No. 33-56637, and incorporated herein by this reference. Articles of Amendment to the Amended and Restated Articles of Incorporation, dated November 4, 1988, filed herewith.

    3.2 Amended and Restated By-Laws of Registrant, dated November 4, 1999, filed as Exhibit 3.2 to Company's Form 10-Q for the fiscal quarter ended January 1, 2000, File No. 1-9838, and incorporated herein by this reference.