Form 10-Q
period 2001-09-30
NS GROUP INC
filed 2001-11-09
CIK 745026

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

At November 9, 2001, there were 20,646,424 shares outstanding of the Company's common stock.

                                 NS GROUP, INC.

                                      INDEX



                                                                      Page No.
                                                                      --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations...............   3
         Condensed Consolidated Balance Sheets.........................   4
         Condensed Consolidated Statements of Cash Flows...............   5
         Notes to Financial Statements.................................   6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................  21

Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk................................................  28



PART II  OTHER INFORMATION

Item 5.  Other Information.............................................  29


Item 6.  Exhibits and Reports on Form 8-K..............................  29

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts) (Unaudited)

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                            2001             2000            2001            2000
                                                          ---------       ---------       ---------       ---------

Net sales                                                 $  78,908       $  95,697       $ 263,749       $ 282,629
Cost of products sold                                        73,852          86,999         235,837         273,552
                                                          ---------       ---------       ---------       ---------
     Gross profit                                             5,056           8,698          27,912           9,077
Selling, general and administrative expenses                  4,728           5,171          15,829          16,041
Restructuring charges                                             -               -          55,585               -
                                                          ---------       ---------       ---------       ---------
     Operating income (loss)                                    328           3,527         (43,502)         (6,964)
Other income (expense)
   Investment income                                          1,062           1,153           3,186           1,780
   Interest expense                                          (2,619)         (2,793)         (7,721)         (8,618)
   Other, net                                                   788             189           2,093           2,354
                                                          ---------       ---------       ---------       ---------
     Income (loss) from continuing operations before
           income taxes and extraordinary items                (441)          2,076         (45,944)        (11,448)
Provision (benefit) for income taxes                              -             (89)              -            (499)
                                                          ---------       ---------       ---------       ---------
     Income (loss) from continuing operations before
           extraordinary items                                 (441)          2,165         (45,944)        (10,949)
Income from discontinued operations,
   net of income taxes                                            -             218               -             984
                                                          ---------       ---------       ---------       ---------
     Income (loss) before extraordinary items                  (441)          2,383         (45,944)         (9,965)
Extraordinary items, net of income taxes                          -               -             (59)              -
                                                          ---------       ---------       ---------       ---------
     Net income (loss)                                    $    (441)      $   2,383       $ (46,003)      $  (9,965)
                                                          =========       =========       =========       =========

Per common share - basic
     Income (loss) from continuing operations             $   (0.02)      $    0.10       $   (2.19)      $   (0.50)
     Income from discontinued operations,
           net of income taxes                                    -            0.01               -            0.04
     Extraordinary items, net of income taxes                     -               -               -               -
                                                          ---------       ---------       ---------       ---------
     Net income (loss)                                    $   (0.02)      $    0.11       $   (2.19)      $   (0.46)
                                                          =========       =========       =========       =========

Per common share - diluted
     Income (loss) from continuing operations             $   (0.02)      $    0.10       $   (2.19)      $   (0.50)
     Income from discontinued operations,
           net of income taxes                                    -            0.01               -            0.04
     Extraordinary items, net of income taxes                     -               -               -               -
                                                          ---------       ---------       ---------       ---------
     Net income (loss)                                    $   (0.02)      $    0.11       $   (2.19)      $   (0.46)
                                                          =========       =========       =========       =========

Weighted average shares outstanding
     Basic                                                   20,974          22,000          20,972          21,718
     Diluted                                                 20,974          22,782          20,972          21,718

See accompanying notes to financial statements.

                                 NS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands) (Unaudited)

                                                      September 30,    December 31,
                                                          2001             2000
                                                        ---------       ---------
ASSETS
Current assets
     Cash                                               $     773       $   1,451
     Short-term investments                                65,415          43,700
     Accounts receivable, net                              44,161          45,354
     Inventories                                           68,994          60,468
     Other current assets                                  16,578          20,591
                                                        ---------       ---------
        Total current assets                              195,921         171,564

Property, plant and equipment, net                         60,146         121,052
Long-term investments                                      16,256          20,401
Other assets                                                5,461           5,909
Assets held for disposal                                   11,505               -
                                                        ---------       ---------

        Total assets                                    $ 289,289       $ 318,926
                                                        =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                   $  23,877       $  12,516
     Accrued liabilities                                   29,968          29,798
     Accrued restructuring charges                          6,868               -
     Current portion of long-term debt                        110             110
                                                        ---------       ---------
         Total current liabilities                         60,823          42,424

Long-term debt                                             67,827          68,207
Other long-term liabilities                                 5,522           5,006
Deferred taxes                                              6,811           6,811
                                                        ---------       ---------
         Total liabilities                                140,983         122,448
                                                        ---------       ---------

Shareholders' equity
     Common stock, no par value                           282,928         282,750
     Treasury stock                                       (35,578)        (33,035)
     Common stock options and warrants                        603             497
     Accumulated other comprehensive loss                  (6,140)         (6,258)
     Accumulated deficit                                  (93,507)        (47,476)
                                                        ---------       ---------
        Total shareholders' equity                        148,306         196,478
                                                        ---------       ---------

        Total liabilities and shareholders' equity      $ 289,289       $ 318,926
                                                        =========       =========

See accompanying notes to financial statements.

                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                     Nine Months Ended
                                                                        September 30,
                                                                     2001           2000
                                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                             $(46,003)      $ (9,965)
     Less: Income from discontinued operations,
        net of income taxes                                               -            984
                                                                   --------       --------
     Income (loss) from continuing operations                       (46,003)       (10,949)
     Adjustments to reconcile net income (loss)
        to net cash flows from operating activities:
           Depreciation and amortization                             11,126         15,861
           Amortization of debt discount and finance costs              836            838
           Restructuring charges                                     55,585              -
           Losses on sales of securities                                511          1,250
           Change in deferred taxes and other, net                      516           (469)
           Changes in operating assets and liabilities
               Accounts receivable, net                               1,193        (22,530)
               Inventories                                          (10,213)       (12,165)
               Other current assets                                     535          4,060
               Accounts payable                                      10,624          1,480
               Accrued liabilities                                      858          5,618
               Reduction in accrued restructuring liabilities        (5,871)             -
                                                                   --------       --------
                    Net cash flows from operating activities         19,697        (17,006)
                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, plant and equipment                      (1,327)        (4,532)
     Proceeds from sales of assets held for disposal                  2,077              -
     Net sales and maturities of long-term investments                3,752         29,342
     Changes in other assets                                            185            358
                                                                   --------       --------
                    Net cash flows from investing activities          4,687         25,168
                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of long-term debt                                      (953)           (98)
     Proceeds from issuance of common stock                             335          1,835
     Purchase of treasury stock                                      (2,729)             -
                                                                   --------       --------
                    Net cash flows from financing activities         (3,347)         1,737
                                                                   --------       --------

Net cash provided by discontinued operations                              -             35
                                                                   --------       --------

Net increase in cash and short-term investments                      21,037          9,934

Cash and short-term investments at beginning of period               45,151         20,971
                                                                   --------       --------

Cash and short-term investments at end of period                   $ 66,188       $ 30,905
                                                                   ========       ========

Cash paid (received) for:
           Interest                                                $  9,359       $ 10,123
           Income taxes                                            $ (1,326)      $ (2,070)



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

         In March 2001, the Company initiated a plan to restructure certain of its operations in a manner that caused the composition of its reportable segments to change beginning in June 2001. As a result of the Company's Special Bar Quality (SBQ) business being closed in the second quarter of 2001, the Company has only one reportable segment, its Energy Products Segment, subsequent to June 30, 2001. Previously reported segment information for the Industrial Products - SBQ Segment is presented to show prior period amounts on a comparable basis.
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Reference should be made to NS Group, Inc.'s Annual Report to Shareholders included in its Form 10-K for the fiscal year ended September 30, 2000 for additional footnote disclosure, including a summary of significant accounting policies.

         The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         CHANGE IN FISCAL YEAR-END

         The Company's fiscal years prior to October 1, 2000 ended on the last Saturday of September. On November 20, 2000, the Company announced that it had changed its fiscal year-end to a calendar year ending on December 31. The results previously reported for the period from July 2, 2000 through September 30, 2000 and the period from January 2, 2000 through September 30, 2000 are being referred to in this Form 10-Q as the quarter and nine months ended September 30, 2000, respectively. The Company's next full fiscal year will be for the calendar year ended December 31, 2001.

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

         Securities that could potentially dilute basic earnings per share in the future through the issuance of 2.2 million shares of the Company's common stock were not included in the computation of diluted net loss per share for the three and nine month periods ended September 30, 2001, because to do so would have been anitdilutive. In addition, 2.2 million shares were excluded for the nine month period ended September 30, 2000 because they were also antidilutive.

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

         Following is a summary of the accrued restructuring liabilities and activity through September 30, 2001:



                                                  Facility
(in thousands)                     Employee       closing
                                  separation      and other       Total
                                  --------------------------------------

 Balance, March 31, 2001          $  4,941       $  7,798       $ 12,739

 Charged to reserves                (4,009)        (1,862)        (5,871)
                                  --------       --------       --------

 Balance, September 30, 2001      $    932       $  5,936       $  6,868
                                  ========       ========       ========

         Through September 30, 2001, the Company paid severance related to the 205 hourly and 65 salaried employees whose positions were eliminated by the restructuring. The restructuring liabilities for facility closing and other costs consist primarily of estimated cancellation costs of operating contracts and environmental remediation costs. Accrued restructuring liabilities for contract cancellation costs and environmental costs are expected to extend beyond 2001.

         Assets related to the operations closed, consisting of machinery and equipment, related raw materials, spare parts and supply inventories, are classified as Assets Held for Disposal in the Company's September 30, 2001 consolidated balance sheet. For segment reporting, these assets are included with the Energy Products Segment assets. Through September 30, 2001, the Company has received $2.1 million in proceeds from sales of these assets, primarily the result of scrap inventory sales.

NOTE 3:   OTHER, NET

         In the quarter ended September 30, 2001, the Company received $0.2 million in final settlement of certain claims arising from the purchase of Koppel Steel in 1990. The Company also received claim settlements pertaining to its purchases of electrodes in the years from 1992 to 1997, in the quarter ended March 31, 2001 and the quarter ended June 30, 2000. The settlements increased Other , net by $1.3 million, or $0.06 per diluted share for the nine months ended September 30, 2001, and $1.7 million or $0.08 per diluted share for the comparable period in 2000.

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

NOTE 5:   COMPREHENSIVE INCOME

         The Company's other comprehensive income consists of unrealized gains and losses on available-for-sale securities. Comprehensive income for the periods was as follows:


                                    Three Months Ended           Nine Months Ended
                                       September 30,                September 30,
(in thousands)                     2001           2000          2001           2000
                                 --------       --------      --------       --------

Net Income (loss)                $   (441)      $  2,383      $(46,003)      $ (9,965)
Unrealized gains (losses)            (773)           558           118           (840)
                                 --------       --------      --------       --------

Comprehensive income (loss)      $ (1,214)      $  2,941      $(45,885)      $(10,805)
                                 ========       ========      ========       ========


NOTE 6:   BUSINESS SEGMENT INFORMATION

         Until June 30, 2001, the Company had operated in two reportable segments. The Company's Energy Products Segment consists primarily of (i) welded and seamless tubular goods used primarily in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); and (ii) line pipe used in the transmission of oil, natural gas and other fluids. The Energy Products Segment reflects the aggregation of two business units which have similar products and services, manufacturing processes, customers and distribution channels and is consistent with both internal management reporting and resource and budgetary allocations. Two Energy Products Segment customers accounted for approximately 17% and 16%, respectively, of the segment's sales for the nine months ended September 30, 2001.

         The Company's Industrial Products Segment consisted of special bar quality (SBQ) products used primarily in the manufacture of heavy industrial equipment. This business operation was shut down in June 2001.

The following table sets forth selected segment financial information for the three and nine months ended September 30, 2001 and 2000. Reference is made to Notes 1 and 2 of the Notes to Financial Statements concerning the Company's restructuring initiatives in 2001 and the effects on segment reporting.


Three Months Ended September 30
-------------------------------

                                                 Energy        Industrial
(in thousands)                                  Products        Products       Corporate      Total
                                            --------------  --------------  -------------  -------------
2001
----
      Net sales                                 $  78,908                        $     -      $  78,908
      Operating income (loss)                       2,390                         (2,062)           328
      Assets                                      200,462                         88,827        289,289
      Depreciation and amortization                 2,825                            310          3,135
      Capital expenditures                            616                              -            616

2000
----
      Net sales                                   $85,741       $   9,956        $     -      $  95,697
      Operating income (loss)                       6,572          (1,566)        (1,479)         3,527
      Assets                                      240,250          30,895         74,192        345,337
      Depreciation and amortization                 4,238             689            489          5,416
      Capital expenditures                          1,473               -              -          1,473


Nine Months Ended September 30
------------------------------                   Energy        Industrial
(in thousands)                                  Products        Products        Corporate        Total
                                            --------------  --------------  -------------  -------------
2001
----
      Net sales                                 $ 253,900       $   9,849        $     -      $ 263,749

      Operating income (loss)
        before restructuring items                $22,515       $  (3,714)       $(6,079)     $  12,722

            Inventory mark-down                         -            (639)             -           (639)
            Restructuring charges                 (44,499)         (9,486)        (1,600)       (55,585)
                                            --------------  --------------  -------------  -------------
      Operating income (loss)                   $ (21,984)      $ (13,839)       $(7,679)     $ (43,502)
                                            --------------  --------------  -------------  -------------

      Depreciation and amortization               $10,078       $     941        $   943      $  11,962
      Capital expenditures                          1,327               -              -          1,327

2000
----
      Net sales                                 $ 241,009       $  41,620        $     -      $ 282,629
      Operating income (loss)                       3,226          (4,915)        (5,275)        (6,964)
      Depreciation and amortization                15,704               -            995         16,699
      Capital expenditures                          4,395             137              -          4,532

NOTE 7:  INVENTORIES

         Inventories consist of the following:


                                        September 30,    December 31,
      (in thousands)                      2001              2000
                                      --------------    -------------

     Raw materials                          $ 2,378          $ 6,930
     Semi-finished and
        finished products                    66,616           53,538
                                      --------------    -------------

                                            $68,994          $60,468
                                      ==============    =============


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

                                 NS Group, Inc.
                 Unaudited Condensed Consolidating Balance Sheet
                               September 30, 2001

 (In thousands)                                             Guarantor
                                               Parent      Subsidiaries     Eliminations   Consolidated
                                               ------      ------------     ------------   ------------
ASSETS
Current assets
      Cash and investments                   $  63,318       $   2,870       $       -       $  66,188
      Accounts receivable, net                     693          43,468               -          44,161
      Inventories                                    -          68,994               -          68,994
      Other current assets                       6,120          10,458               -          16,578
                                             ---------       ---------       ---------       ---------
        Total current assets                    70,131         125,790               -         195,921

Property, plant and equipment                        -         191,910               -         191,910
Accumulated depreciation                             -        (131,764)                       (131,764)
Long-term investments                           15,940             316               -          16,256
Investment in subsidiaries                     (51,907)              -          51,907               -
Other assets                                     2,756           2,705               -           5,461
Assets held for disposal                             -          11,505               -          11,505
Intercompany, net                              197,744               -        (197,744)              -
                                             ---------       ---------       ---------       ---------
        Total assets                         $ 234,664       $ 200,462       $(145,837)      $ 289,289
                                             =========       =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                       $    (109)      $  23,986       $       -       $  23,877
      Accrued liabilities                        6,351          23,617               -          29,968
      Accrued restructuring charges                404           6,464               -           6,868
      Current portion of long-term debt              -             110               -             110
                                             ---------       ---------       ---------       ---------
         Total current liabilities               6,646          54,177               -          60,823

Other long-term liabilities                      5,522               -               -           5,522
Long-term debt                                  67,379             448               -          67,827
Intercompany, net                                    -         197,744        (197,744)              -
Deferred taxes                                   6,811               -               -           6,811
Shareholders' equity                           148,306         (51,907)         51,907         148,306
                                             ---------       ---------       ---------       ---------
   Total liabilities and
      shareholders' equity                   $ 234,664       $ 200,462       $(145,837)      $ 289,289
                                             =========       =========       =========       =========

                                 NS Group, Inc.
                 Unaudited Condensed Consolidating Balance Sheet
                                December 31, 2000

 (In thousands)                                              Guarantor
                                               Parent       Subsidiaries   Eliminations    Consolidated
                                               ------       ------------   ------------    ------------
ASSETS
Current assets
      Cash and investments                   $  42,543       $   2,608       $       -       $  45,151
      Accounts receivable                          823          44,531               -          45,354
      Inventories                                    -          60,468               -          60,468
      Other current assets                       5,154          15,437               -          20,591
                                             ---------       ---------       ---------       ---------
        Total current assets                    48,520         123,044               -         171,564

Property, plant and equipment                        -         330,757               -         330,757
Accumulated depreciation                             -        (209,705)              -        (209,705)
Long-term investments                           19,751             650               -          20,401
Investment in subsidiaries                     (16,252)              -          16,252               -
Other assets                                     2,729           3,180               -           5,909
Intercompany, net                              230,007               -        (230,007)              -
                                             ---------       ---------       ---------       ---------

         Total assets                        $ 284,755       $ 247,926       $(213,755)      $ 318,926
                                             =========       =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                       $     196       $  12,320       $       -       $  12,516
      Accrued liabilities                        8,568          21,230               -          29,798
      Current portion of long-term debt              -             110               -             110
                                             ---------       ---------       ---------       ---------
         Total current liabilities               8,764          33,660               -          42,424

Other long-term liabilities                      5,006               -               -           5,006
Long-term debt                                  67,696             511               -          68,207
Intercompany, net                                    -         230,007        (230,007)              -
Deferred taxes                                   6,811               -               -           6,811
Shareholders' equity                           196,478         (16,252)         16,252         196,478
                                             ---------       ---------       ---------       ---------
     Total liabilities
      and shareholders' equity               $ 284,755       $ 247,926       $(213,755)      $ 318,926
                                             =========       =========       =========       =========

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Operations
                  For the Three Months Ended September 30, 2001

                                                                    Guarantor
 (In thousands)                                        Parent      Subsidiaries   Eliminations  Consolidated
                                                       ------      ------------   ------------  ------------

Net sales                                             $      -       $ 78,908       $      -      $ 78,908
Cost of products sold                                        -         73,852              -        73,852
                                                      --------       --------       --------      --------
        Gross Profit                                         -          5,056              -         5,056

Selling, general and administrative expenses                 -          4,728              -         4,728
Restructuring charges                                        -              -              -             -
                                                      --------       --------       --------      --------
        Operating income (loss)                              -            328              -           328

Other income (expense)
   Equity in earnings of subsidiaries                   (2,519)             -          2,519             -
   Investment income                                     1,029             33              -         1,062
   Interest expense                                     (2,616)            (3)             -        (2,619)
   Other, net                                              460            328              -           788
   Intercompany interest                                 4,547         (4,547)                           -
                                                      --------       --------       --------      --------
        Income (loss) before income taxes
           and extraordinary items                         901         (3,861)         2,519          (441)
Provision (benefit) for income taxes                     1,342         (1,342)             -             -
                                                      --------       --------       --------      --------
        Income (loss) before extraordinary items          (441)        (2,519)         2,519          (441)
Extraordinary items, net of income taxes                     -              -              -             -
                                                      --------       --------       --------      --------

        Net income (loss)                             $   (441)      $ (2,519)      $  2,519      $   (441)
                                                      ========       ========       ========      ========

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Operations
                  For the Three Months Ended September 30, 2000


                                                                  Guarantor
 (In thousands)                                      Parent      Subsidiaries   Eliminations    Consolidated
                                                     ------      ------------   ------------    ------------

Net sales                                           $      -       $ 95,697       $      -       $ 95,697
Cost of products sold                                      -         86,999              -         86,999
                                                    --------       --------       --------       --------
        Gross Profit                                       -          8,698              -          8,698

Selling, general and administrative expenses             173          4,998              -          5,171
                                                    --------       --------       --------       --------
        Operating income (loss)                         (173)         3,700              -          3,527

Other income (expense)
   Equity in earnings of subsidiaries                    670              -           (670)             -
   Investment income                                   1,080             73              -          1,153
   Interest expense                                   (2,788)            (5)             -         (2,793)
   Other, net                                            145             44              -            189
   Intercompany interest                               5,179         (5,179)             -              -
                                                    --------       --------       --------       --------
      Income (loss) from continuing operations
           before income taxes                         4,113         (1,367)          (670)         2,076
Provision (benefit) for income taxes                     390           (479)             -            (89)
                                                    --------       --------       --------       --------
      Income (loss) from continuing operations         3,723           (888)          (670)         2,165

Income from discontinued operations,
      net of income taxes                                  -            218              -            218
                                                    --------       --------       --------       --------

        Net income (loss)                           $  3,723       $   (670)      $   (670)      $  2,383
                                                    ========       ========       ========       ========

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Operations
                  For the Nine Months Ended September 30, 2001


                                                                     Guarantor
 (In thousands)                                         Parent       Subsidiaries   Eliminations   Consolidated
                                                        ------       ------------   ------------   ------------

Net sales                                             $       -       $ 263,749       $       -      $ 263,749
Cost of products sold                                         -         235,837               -        235,837
                                                      ---------       ---------       ---------      ---------
        Gross Profit                                          -          27,912               -         27,912

Selling, general and administrative expenses                  -          15,829               -         15,829
Restructuring charges                                     1,600          53,985               -         55,585
                                                      ---------       ---------       ---------      ---------
        Operating income (loss)                          (1,600)        (41,902)              -        (43,502)

Other income (expense)
   Equity in earnings of subsidiaries                   (35,540)              -          35,540              -
   Investment income                                      3,088              98               -          3,186
   Interest expense                                      (7,712)             (9)              -         (7,721)
   Other, net                                               627           1,466               -          2,093
   Intercompany interest                                 14,316         (14,316)              -              -
                                                      ---------       ---------       ---------      ---------
        Income (loss) before income taxes                     -
           and extraordinary items                      (26,821)        (54,663)         35,540        (45,944)
Provision (benefit) for income taxes                     19,123         (19,123)              -              -
                                                      ---------       ---------       ---------      ---------
        Income (loss) before extraordinary items        (45,944)        (35,540)         35,540        (45,944)
Extraordinary items, net of income taxes                    (59)              -               -            (59)
                                                      ---------       ---------       ---------      ---------

        Net income (loss)                             $ (46,003)      $ (35,540)      $  35,540      $ (46,003)
                                                      =========       =========       =========      =========

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Operations
                  For the Nine Months Ended September 30, 2000

                                                                   Guarantor
 (In thousands)                                       Parent      Subsidiaries    Eliminations   Consolidated
                                                      ------      ------------    ------------   ------------

Net sales                                           $       -       $ 282,629       $       -      $ 282,629
Cost of products sold                                       -         273,552               -        273,552
                                                    ---------       ---------       ---------      ---------
        Gross Profit                                        -           9,077               -          9,077

Selling, general and administrative expenses              714          15,327               -         16,041
                                                    ---------       ---------       ---------      ---------
        Operating income (loss)                          (714)         (6,250)              -         (6,964)

Other income (expense)
   Equity in earnings of subsidiaries                 (11,598)              -          11,598              -
   Investment income                                    1,689              91               -          1,780
   Interest expense                                    (8,607)            (11)              -         (8,618)
   Other, net                                             408           1,946               -          2,354
   Intercompany interest                               15,134         (15,134)              -              -
                                                    ---------       ---------       ---------      ---------
      Income (loss) from continuing operations
           before income taxes                         (3,688)        (19,358)         11,598        (11,448)
Provision (benefit) for income taxes                    6,277          (6,776)              -           (499)
                                                    ---------       ---------       ---------      ---------
      Income (loss) from continuing operations         (9,965)        (12,582)         11,598        (10,949)

Income from discontinued operations,
      net of income taxes                                   -             984               -            984
                                                    ---------       ---------       ---------      ---------

        Net income (loss)                           $  (9,965)      $ (11,598)      $  11,598      $  (9,965)
                                                    =========       =========       =========      =========

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Cash Flows
                  For the Nine Months Ended September 30, 2001


                                                              Guarantor
(In thousands)                                   Parent      Subsidiaries   Eliminations   Consolidated
                                                 ------      ------------   ------------   ------------

Net Cash Flows from Operating Activities        $ 20,597       $   (900)      $      -       $ 19,697
                                                --------       --------       --------       --------

Cash Flows from Investing Activities:
     Purchases of property,
          plant and equipment                          -         (1,327)             -         (1,327)
     Proceeds from sale of assets held for
          disposal                                     -          2,077              -          2,077
     Net long-term investment activity             3,752              -              -          3,752
     Change in other assets                         (290)           475              -            185
                                                --------       --------       --------       --------
     Net cash from investing activities            3,462          1,225              -          4,687
                                                --------       --------       --------       --------

Cash Flows from Financing Activities:
     Repayments of long-term debt                   (890)           (63)             -           (953)
     Proceeds from issuance of common
          stock                                      335              -              -            335
     Purchase of treasury stock                   (2,729)             -              -         (2,729)
                                                --------       --------       --------       --------
     Net cash from financing activities           (3,284)           (63)             -         (3,347)
                                                --------       --------       --------       --------

Net increase (decrease) in cash and
     short-term investments                       20,775            262              -         21,037
Cash and short-term investments -
     beginning of period                          42,543          2,608              -         45,151
                                                --------       --------       --------       --------
Cash and short-term investments -                      -
     end of period                              $ 63,318       $  2,870       $      -       $ 66,188
                                                ========       ========       ========       ========

Cash paid (received) during the period:
     Interest                                   $  9,350       $      9                      $  9,359
     Income taxes                               $ (1,326)      $      -                      $ (1,326)

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Cash Flows
                  For the Nine Months Ended September 30, 2000


                                                             Guarantor
(In thousands)                                 Parent      Subsidiaries   Eliminations   Consolidated
                                               ------      ------------   ------------   ------------

Net Cash Flows from Operating Activities      $(20,615)      $  3,609       $      -       $(17,006)
                                              --------       --------       --------       --------

Cash Flows from Investing Activities:
     Purchases of property,
          plant and equipment                       (7)        (4,525)             -         (4,532)
     Net long-term investment activity          29,342              -              -         29,342
     Change in other assets                       (161)           519              -            358
                                              --------       --------       --------       --------
     Net cash from investing activities         29,174         (4,006)             -         25,168
                                              --------       --------       --------       --------

Cash Flows from Financing Activities:
     Repayments of long-term debt                    -            (98)             -            (98)
     Proceeds from issuance of common                -
          stock                                  1,835              -              -          1,835
                                              --------       --------       --------       --------
     Net cash from financing activities          1,835            (98)             -          1,737
                                              --------       --------       --------       --------

Net cash used by discontinued operations             -             35              -             35
                                              --------       --------       --------       --------

Net increase (decrease) in cash and
     short-term investments                     10,394           (460)             -          9,934
Cash and short-term investments -
     beginning of period                        17,495          3,476              -         20,971
                                              --------       --------       --------       --------
Cash and short-term investments -
     end of period                            $ 27,889       $  3,016       $      -       $ 30,905
                                              ========       ========       ========       ========

Cash paid (received) during the period:
     Interest                                 $ 10,078       $     45                      $ 10,123
     Income taxes                             $ (2,187)      $    117                      $ (2,070)

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

          - world-wide and domestic supplies of and demand for natural gas and oil;

          -    fluctuations in industry-wide inventory levels;

          -    domestic and foreign competitive pressures;

          - the level of imports and the presence or absence of governmentally imposed trade restrictions;

          -    manufacturing efficiencies;

          -    steel coil and steel scrap price volatility;

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

         In November 2000, we changed our fiscal year from ending on the last Saturday in September to a calendar year ending on December 31. References in this Form 10-Q to the quarter and nine months ended September 30, 2000 represent the periods previously reported as from July 2, 2000 through September 30, 2000 and January 2, 2000 through September 30, 2000. We believe that the prior year periods provide a meaningful comparison to the current periods.

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

         The restructuring was initiated to make us a stronger competitor with a lower, more flexible cost structure, thereby enhancing our profit potential. We are realizing approximately $9 million annually in decreased depreciation expense and believe we are achieving the other expected benefits and cost savings of the restructuring.

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

GENERAL OVERVIEW / OUTLOOK

         Through June 30, 2001, we conducted our business within two reportable business segments - the Energy Products Segment and the Industrial Products Segment. The Industrial Products Segment, consisting of our SBQ business, ceased operations in June 2001.

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

         Demand for our OCTG products is cyclical in nature and is dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is, among other things, dependent on the current and anticipated supply and demand for oil and natural gas. Also, shipments by domestic producers of OCTG products may be positively or negatively affected by the amount of inventory held by producers, distributors and end users, as well as the amount of imports of OCTG products.

         Demand for OCTG products had risen steadily from the prior year as increasing oil and natural gas prices led to an increase in domestic drilling activity. The average number of oil and natural gas drilling rigs in operation in the United States, which is referred to as "rig count", rose to 1,241 in the quarter ended September 30, 2001, compared to 985 for the comparable prior year period. However, in spite of the increase in average rig count, our September 30, 2001 quarter shipments were 21,300 tons, or 14.7% lower, than the comparable quarter of 2000, and 29,800 tons, or 19.5% lower than the second quarter 2001 shipment levels. The decreases in shipments resulted primarily from increased imports and high inventory levels in the marketplace. Our customers, in light of current and anticipated declines in drilling activity, had begun to materially adjust their inventory levels during the September 2001 quarter. As of November 2, 2001, the U.S. rig count was 1,058, down 220 rigs or 17% since its July 2001 peak. Also, a decline in October 2001 drilling permit activity suggests drilling will remain weak in the near term.

         According to published industry reports, imports of OCTG represented 29% of the total domestic market in the June 2001 quarter and are estimated to be 34% for the September 2001 quarter. For the quarter ended September 30, 2000, imports of OCTG represented 27% of total domestic market.

         We believe that near term expectations for natural gas prices will result in further reductions in rig count into the first quarter of 2002, which would decrease demand for OCTG products. If this occurs, we believe our sales and operating profits will be negatively affected for the fourth quarter of 2001 and into the first quarter of 2002.

         Our Industrial Products Segment included Special Bar Quality (SBQ) products used in a variety of industrial applications such as farm equipment, heavy machinery, construction and off-road vehicles. There were no Industrial Products Segment shipments for the September 30, 2001 quarter because of our decision to exit the SBQ business in June 2001.

         You should read Note 6 to the unaudited condensed consolidated financial statements included in this report for selected financial information by business segment.

         Now that the Company is no longer in the SBQ business, the Company will now have one reportable segment, its Energy Products Segment. Previously reported segment information for the Industrial Products - SBQ Segment is presented to show prior period amounts on a comparable basis. The Company's net sales, gross profit (loss), operating income (loss) and tons shipped by business segment for the three months and nine months ended September 30, 2001 and 2000 are summarized in the following table:

                                         Three Months Ended              Nine Months Ended
(dollars in thousands)                     September 30,                    September 30,
                                       2001            2000            2001               2000
                                    ---------       ---------       ---------          ---------
Net sales
     Energy Products                $  78,908       $  85,741       $ 253,900          $ 241,009
     Industrial Products - SBQ              -           9,956           9,849             41,620
                                    ---------       ---------       ---------          ---------
                                    $  78,908       $  95,697       $ 263,749          $ 282,629
                                    =========       =========       =========          =========
Gross profit (loss)                         -               -
     Energy Products                $   5,056       $   9,945       $  31,176          $  12,561
     Industrial Products - SBQ              -          (1,247)         (3,264)(1)         (3,484)
                                    ---------       ---------       ---------          ---------
                                    $   5,056       $   8,698       $  27,912          $   9,077
                                    =========       =========       =========          =========
Operating income (loss)                     -               -
     Energy Products                $   2,390       $   6,572       $  22,515          $   3,226
     Industrial Products - SBQ              -          (1,566)         (3,714)            (4,915)
                                    ---------       ---------       ---------          ---------
                                        2,390           5,006          18,801             (1,689)
     Restructuring charges                  -               -         (56,224)(1)              -
     Corporate allocations             (2,062)         (1,479)         (6,079)            (5,275)
                                    ---------       ---------       ---------          ---------
                                    $     328       $   3,527       $ (43,502)         $  (6,964)
                                    =========       =========       =========          =========
Tons shipped
     Energy Products
          Welded products              72,300         101,500         242,400            317,400
          Seamless products            51,100          42,400         153,100            121,600
          Other                             -             800             500              2,100
                                    ---------       ---------       ---------          ---------
                                      123,400         144,700         396,000            441,100
     Industrial Products - SBQ              -          23,600          23,900             99,900
                                    ---------       ---------       ---------          ---------
                                      123,400         168,300         419,900            541,000
                                    =========       =========       =========          =========

(1) Includes restructuring charge of $0.6 million recorded to cost of products sold.


         Net sales in the quarter ended September 30, 2001 were $78.9 million, a decrease of 17.5% from the third quarter of 2000. Operating income was $0.3 million for the quarter compared to $3.5 million in the prior year period. Loss from continuing operations before extraordinary items was $0.4 million, or a loss of $0.02 per diluted share, in the three months ended September 30, 2001 compared to income of $2.2 million, or $0.10 per diluted share in the prior year period.

         Net sales in the nine months ended September 30, 2001 were $263.7 million, a decrease of 6.7% from the first nine months of 2000. We reported an operating loss of $43.5 million for the nine months ended September 30, 2001 compared to $7.0 million in 2000. We reported a loss from continuing operations before extraordinary items of $45.9 million, or a $2.19 loss per diluted share, in the nine months ended September 30, 2001. Excluding restructuring charges, operating income and income from continuing operations before extraordinary items would have been $12.7 million and $10.2 million, or $0.49 per diluted share, respectively, for the nine months ended September 30, 2001. A small extraordinary charge related to the early extinguishment of debt was recorded in the March 31, 2001 quarter.

ENERGY PRODUCTS

         Energy Products Segment sales for the quarter ended September 30, 2001, were $78.9 million or 8.0% less than the comparable prior year period. Sales for the nine months ended September 30, 2001, were $253.9 million or 5.3% higher than the prior year period. The decrease in sales for the quarter was attributable to a decline in welded tubular product shipments, partially offset by an increase in shipments of seamless tubular products and higher revenue per ton for both welded and seamless products. The increase in sales for the nine months ended September 30, 2001 over the prior year was attributable to an increase in seamless tubular product shipments and a higher revenue per ton for both welded and seamless products, partially offset by lower shipments of welded tubular products.

         Total shipments of energy products for the quarter and nine months were 123,400 and 396,000 tons, respectively, decreases of 14.7% and 10.2% respectively, from the comparable periods in 2000. The decrease was primarily the result of lower shipments of our welded energy products, which declined 28.8% and 23.6%, respectively, from the comparable prior year periods. The decline in welded energy product shipments resulted primarily from a focus by distributors on lowering inventories of welded carbon grade OCTG products. In addition, the level of imports negatively impacted our shipments of welded OCTG products. During the quarter and nine months ended September 30, 2001, seamless product shipments increased 20.5% and 25.9%, respectively, from the comparable prior year periods. As previously discussed, we expect declines in our shipments of both welded and seamless products in the fourth quarter of 2001, as distributors continue to reduce inventories in response to a declining rig count.

         Revenue per ton for our welded and seamless tubular products was $486 and $872 per ton, respectively, for the quarter ended September 30, 2001. This is a decrease of 0.8% for welded products, and a 3.0% increase for seamless products, from the comparable quarter in 2000. Revenue per ton for both welded and seamless products have changed little from the first half of 2001. The improved pricing from the prior year is directly related to the improvement in the demand for OCTG products.

         In June 2001, a Section 201 investigation was initiated jointly by the President and the Senate Finance Commission that includes numerous steel product groups, including carbon and alloy grades of both flat rolled products and tubular products. The United States International Trade Commission (ITC) vote on October 22, 2001 found that the welded and seamless OCTG products industry has not been seriously injured by imports of like products. Therefore, the ITC will not be recommending import restraints on OCTG products as a result of this investigation. This action may result in continued high levels of imported OCTG products. Additionally, the ITC voted that the domestic producers of flat rolled products have been injured by imports. The next phase of the investigation will determine the measures to be taken to provide remedy, which may include using tariffs or quotas on imports. These actions may result in higher prices for flat rolled products that are a major cost component of our welded tubular products.

         Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from Argentina, Italy, Japan, Korea and Mexico in response to antidumping and countervailing duty cases filed by several U.S. companies. In June 2001, the ITC voted to continue these duties for five more years.

         In response to petitions filed with the U.S. government by us and certain other line pipe producers, import relief was granted to the line pipe industry effective March 1, 2000. This relief is in the form of tariffs applied for three years to imports of welded line pipe, 16 inch or less in diameter, from all countries excluding Canada and Mexico.

         We cannot predict the U.S. government's future actions regarding duties and tariffs or any other future actions regarding import duties or other trade restrictions on imports of OCTG and line pipe products.

         The Energy Products segment recorded a gross profit of $5.1 million and an operating profit of $2.4 million in the quarter ended September 30, 2001. This compares to a gross profit of $10.0 million and operating income of $6.6 million, respectively, in the quarter ended September 30, 2000. The decline in our results from the prior year period was due to 28.8% fewer tons shipped of our welded products slightly offset by higher shipments of seamless products and higher revenue per ton for both products. In addition, capacity utilization rates for the three and nine months of 2001 were significantly lower than prior year comparable periods and resulted in lower margin contribution to fixed costs.

         Gross profit and operating income for the nine months ended September 30, 2001, was $31.2 million and $22.5 million, respectively, compared with gross profit and operating income in the prior year period of $12.6 million and $3.2 million, respectively. The improvement in gross profit is primarily the result of higher shipments of seamless products, higher revenue per ton for both welded products, partially offset by lower welded shipments. In addition, steel scrap costs were significantly lower in the current period compared to the comparable prior year period and our welded tubular products operations benefited from purchasing steel coils in place of using more costly internally manufactured steel coils.

         Selling, general and administrative expense for the Energy Products segment in the quarter and nine months ended September 30, 2001 decreased $0.7 million from both comparable periods in 2000.

INDUSTRIAL PRODUCTS - SBQ

         In March 2001, the Company made a decision to exit the SBQ business in the second quarter 2001. The closure was accomplished and therefore there were no sales or other activities related to the former SBQ segment in the quarter ended September 30, 2001. The Industrial Products - SBQ segment reported sales of $10.0 million and $41.6 million for the quarter and nine months ended September 30, 2000. The segment recorded operating losses of $1.6 million and $4.9 million for the quarter and nine months ended September 30, 2000.

INVESTMENT INCOME

         Investment income for the quarter and nine months ended September 30, 2001 was $1.1 million and $3.2 million, respectively, compared to $1.2 million and $1.8 million for the quarter and nine months ended September 30, 2000. Income is higher in 2001 as the result of higher average investment balances and lower realized losses on sales of securities, which were $0.5 million in 2001 compared to $1.2 million in 2000.

INCOME TAXES

         We exhausted our federal income tax refund capability in 1999, and as such, tax benefits from operating losses normally are offset by valuation allowances resulting in no net federal tax benefit being recorded for losses. The recorded amounts for income taxes in the three and nine months ended September 30, 2000 represent state and local income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

         Working capital at September 30, 2001 was $135.1 million compared to $129.1 million at December 31, 2000. The current ratio was 3.2 to 1 at September 30, 2001 compared to 4.0 to 1 at December 31, 2000. At September 30, 2001, we had cash and investments totaling $ 82.4 million and had no advances against our $50 million revolving credit facility.

         Cash flows from operating activities improved from prior period amounts mainly as a result of our lower cost structure since our March 31, 2001 restructuring. Principally as a result of our decision to purchase rather than produce hot rolled coils, inventories increased $10.2 million but the increase was more than offset by an $11.4 million increase in accounts payable. Accrued restructuring liabilities have been reduced by $5.9 million of payments through September 30, 2001, primarily for employee separation costs. The remaining accrued restructuring liabilities of $6.9 million are expected to paid in 2002 and beyond.

         We made capital investments in the Energy Products segment totaling $1.3 million in the nine months ended September 30, 2001 and we currently estimate capital spending for 2001 to be approximately $2.3 million.

         Our financing activities for the nine months ended September 30, 2001 included the purchase of $0.9 million in principal amount of our 13.5% Senior Secured Notes in an open market transaction. The purchase of the Senior Secured Notes was accomplished through the use of short-term investments.

         In February 2001, our board of directors authorized the repurchase of up to two million shares of our common stock over the next twelve months. Repurchases are authorized to be made from time to time in open market purchases or through privately negotiated transactions, when, in the opinion of management, market conditions warrant. Repurchased shares will be available for general corporate purposes. During the quarter ended September 30, 2001, we purchased 376,300 of our outstanding shares in open market transactions for a total of $2.3 million.

         We calculate EBITDA as income before extraordinary items plus net interest expense, taxes, depreciation and amortization, and excluding restructuring charges. EBITDA was $25.9 million for the nine months ended September 30, 2001 compared to $13.3 million in the comparable period ended September 30, 2000. EBITDA provides additional information for determining our ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance, as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

         We believe that our current available cash and investments, our cash flow from operations and our borrowing sources will be sufficient to meet anticipated operating cash requirements, including capital expenditures, for at least the next twelve months.

                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Also issued in June was SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment. We currently have no recorded goodwill; therefore, the provisions of FAS 142 that are effective January 1, 2002 will have no effect on our results of operations and financial position.

Also in June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe that the implementation of the statement will not have a material impact on our results of operations and financial position.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for years beginning after December 15, 2001. We believe that the implementation of the statement will not have a material impact on our results of operations and financial position.

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

         As of September 30, 2001, we were not engaged in any activities which would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates, foreign currency exchange rates or market commodity prices.

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

PART II - OTHER INFORMATION

ITEM 5.      OTHER INFORMATION

         As a result of the change in our fiscal year to a year ending on December 31, our next annual shareholders meeting will be held in May 2002. Any shareholder who wishes to submit proposals on matters appropriate for shareholder action at this meeting must send notice of the proposal to the Secretary of NS Group no later than November 21, 2001. The address of the Secretary of NS Group is 530 West Ninth Street, Newport, Kentucky 41071.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

          a) Exhibits - Reference is made to the Index to Exhibits, which is incorporated herein by reference.

          b)   Reports on Form 8-K

               Current Report on Form 8-K dated July 16, 2001 reporting under
               Item 9 the Company's press release regarding a conference call to be held on July 20, 2001.

               Current Report on Form 8-K dated July 20, 2001 reporting under
               Item 9 the Company's earnings press release for the quarter ended June 30, 2001.

               Current Report on Form 8-K dated September 19, 2001 reporting under Item 9 the Company's press release regarding expected quarterly results for the quarter ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NS GROUP, INC.


Date:  November 9, 2001              By:  /s/ Rene J. Robichaud
       ------------------               ---------------------------------------
                                        Rene J. Robichaud
                                        President and Chief Executive Officer



Date:  November 9, 2001              By:  /s/ Thomas J. Depenbrock
       -------------------              ---------------------------------------
                                        Thomas J. Depenbrock
                                        Vice President, Treasurer and
                                        Chief Financial Officer

                                INDEX TO EXHIBITS


        Number       Description
        ------       -----------

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

         10.1 Trust Under NS Group, Inc. Salary Continuation Plan, between NS Group, Inc. and Huntington National Bank, Trustee, dated August 8, 2001 filed herewith*


*Indicates management contract or compensatory plan or arrangement in which one or more directors or executive officers of the Company participates or is a party.