Form 10-K405
period 2001-12-31
NS GROUP INC
filed 2002-03-18
CIK 745026

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE YEAR ENDED DECEMBER 31, 2001   COMMISSION FILE NUMBER 1-9838

                               ------------------

                                 NS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                               ------------------


        KENTUCKY                                       61-0985936
------------------------                 ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                 530 WEST NINTH STREET, NEWPORT, KENTUCKY 41071
                 ----------------------------------------------
                    (Address of principal executive offices)


        Registrant's telephone number, including area code (859) 292-6809
                                                           --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
  COMMON STOCK, NO PAR VALUE                    NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                 NEW YORK STOCK EXCHANGE


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                                                                    -----

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

     Based on the closing sales price of February 28, 2002, as reported in The Wall Street Journal, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $150.7 million.

     The number of shares outstanding of the registrant's Common Stock, no par value, was 20,645,264, at February 28, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the Company's Proxy Statement dated March 15, 2002 for the Annual Meeting of Shareholders on May 14, 2002 ("Proxy").

================================================================================

                                TABLE OF CONTENTS
                                -----------------

PART I
------

                                                                            PAGE
                                                                            ----

    Item 1.    Business......................................................  3
    Item 2.    Properties ................................................... 11
    Item 3.    Legal Proceedings ............................................ 12
    Item 4.    Submission of Matters to a Vote of Security Holders........... 12


PART II
-------

    Item 5.    Market for Registrant's Common Equity and Related
                 Stockholder Matters......................................... 13
    Item 6.    Selected Consolidated Financial Data.......................... 14
    Item 7.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .................................. 15
    Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.... 31
    Item 8.    Financial Statements and Supplementary Data................... 31
    Item 9.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure......................... 68


PART III
--------

    Item 10.   Directors and Executive Officers of the Registrant............ 68
    Item 11.   Executive Compensation........................................ 68
    Item 12.   Security Ownership of Certain Beneficial Owners and
                 Management.................................................. 68
    Item 13.   Certain Relationships and Related Transactions................ 68


PART IV
-------

    Item 14.   Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K.................................................... 69

     The matters discussed or incorporated by reference in this Report on Form 10-K that are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) involve risks and uncertainties. These risks and uncertainties may cause the actual results or performance of NS Group, Inc. to differ materially from any future results or performance expressed or implied by such forward-looking statements. See the introductory paragraph of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report and Exhibit 99.1 to this Form 10-K for a discussion of risks and uncertainties.


                                     PART I

ITEM 1. BUSINESS

     NS Group, Inc. was incorporated in Kentucky in 1980. As used herein, the terms "Company" and "NS Group," "we," "us" and "our" refer to NS Group, Inc. and its wholly-owned subsidiaries - Newport Steel Corporation (Newport or Welded), Koppel Steel Corporation (Koppel or Seamless), Erlanger Tubular Corporation (Erlanger), and Northern Kentucky Management, Inc.

CHANGE IN FISCAL YEAR

     Our fiscal years prior to October 1, 2000 ended on the last Saturday of September. Effective November 20, 2000, we changed our fiscal year-end to a calendar year ending on December 31. As a result of the fiscal year-end change, the period from October 1, 2000 through December 31, 2000, which we refer to as the "Transition Period," preceded the start of the 2001 calendar year. The results previously reported for the fiscal years from September 26, 1999 through September 30, 2000, and from September 27, 1998 through September 25, 1999 are referred to in this Form 10-K as fiscal 2000 and fiscal 1999, respectively.

RESTRUCTURING

     During the quarter ended March 31, 2001, we implemented restructuring initiatives involving certain operations of our businesses. One initiative was to purchase hot-rolled coils rather than manufacture them at our welded tubular operations. As a result, we discontinued the production of hot-rolled coils by closing the melt shop and hot strip mill operations at our welded tubular facilities in Wilder, Kentucky effective March 31, 2001. In addition, we decided to cease the manufacturing of special bar quality products by June 30, 2001, which was operated from our Koppel, Pennsylvania facility. See Note 2 to the Consolidated Financial Statements.

CHANGES IN SEGMENT REPORTING

     Since September 30, 2000, we have conducted and reported our business in two industry segments: the Energy Products Segment and the Industrial Products Segment. Our special bar quality (which we refer to as "SBQ") business, which constituted our Industrial Products Segment, ceased operations in June 2001. As of September 30, 2000, we had discontinued segment reporting for our Industrial Products - Adhesives business, consisting of our subsidiary, Imperial Adhesives, Inc. (Imperial), which we sold in October 2000. See Note 3 to the Consolidated Financial Statements for additional information. See the segment data included in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4 to the Consolidated Financial Statements, which contain additional information pertaining to industry segment data.


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

     OCTG products are produced in numerous diameter sizes, gauges, grades and end finishes. We manufacture most of our OCTG products to American Petroleum Institute ("API") specifications. The grade of pipe used in a particular application depends on technical requirements for strength, corrosion resistance and other performance qualities. OCTG products are generally classified into groupings of carbon and alloy grades. Carbon grades of OCTG products have lower yield strength than alloy grades and, therefore, are generally used in shallower oil and natural gas wells than alloy grades. The majority of our welded tubular products are carbon grade and the majority of our seamless products are alloy grade. In 2001, approximately 55% of our Energy Products Segment net sales were alloy grade.

     Carbon and alloy grades of OCTG products are manufactured by both welded and seamless producers. Welded products are produced by processing flat rolled steel into strips that are cold-formed, welded, seam-annealed, heat-treated, and end-finished with threads and couplings. Seamless products are produced by individually heating and piercing solid steel billets into pipe and then end finishing the pipe in a manner similar to welded pipe. The seamless manufacturing process involves higher costs than the welded process and, as a result, seamless products are generally priced higher than comparably sized welded products.

     Demand for our OCTG products is cyclical in nature, being dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is largely a function of the current and anticipated prices of oil and natural gas. In addition, shipments by domestic producers of OCTG products may be positively or negatively affected by the amount of inventory held by producers, distributors and end users, as well as imports of OCTG products.

     The average number of oil and gas drilling rigs operating in the United States, domestic shipments of OCTG products (excluding exports) and imports of OCTG products for calendar year 2001and fiscal years 2000 and 1999 were as follows:

                                                            Fiscal        Fiscal
                                              2001          2000          1999
--------------------------------------------------------------------------------
     Average U.S. drilling rig count          1,156          844           602
     OCTG shipments (millions of tons)          1.8          1.7           0.8
     OCTG imports (million of tons)             1.0          0.6           0.1
--------------------------------------------------------------------------------
(Source: Baker Hughes, American Iron and Steel Institute and Company estimates)


     Demand for line pipe is only partially dependent on oil and natural gas drilling activities. Line pipe demand is also dependent on factors such as the level of pipeline construction activity, line pipe replacement requirements, new residential construction and gas utility purchasing programs. Overall, total shipments by domestic line pipe producers (excluding exports) were 1.9 million tons in 2001, 1.4 million tons in fiscal 2000 and 1.9 million tons in fiscal 1999. Total domestic shipments of line pipe product 16 inches in diameter and smaller, the product sizes that we produce, were 1.2 million tons in 2001, 1.1 million tons in fiscal 2000 and 0.7 million tons in fiscal 1999.

     In November 2001, the United States International Trade Commission (ITC) reported injury from various imported steel products under Section 201 and recommended to the President a wide scale program of quotas and duties. However, the ITC recommendation for quotas and duties did not include imports of oil country tubular goods and, as a result, we expect to see continued high levels of competition from imports. In response, we, together with other domestic oil country tubular goods providers, plan to seek relief from unfair trade by filing petitions with the ITC against certain countries.

     On March 5, 2002, the President of the United States announced his remedy decision in response to the International Trade Commission's Section 201 investigation on steel imports. Under the remedy decision, effective March 21, 2002, tariffs of 30%, 24% and 18% will be applied to imports of hot-rolled coil for the next three years, respectively. Imports from Canada, Mexico and certain other countries are exempt from the tariffs.

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

PRODUCTS

     Our welded OCTG products are used primarily as casing in oil and natural gas wells during drilling operations. Casing forms the structural wall of oil and natural gas wells to provide support and prevent caving during drilling operations and is generally not removed after it has been installed in a well. Welded OCTG products are generally used in wells less than 10,000 feet in depth. We sell our welded OCTG products in both a plain end (unthreaded) condition as well as a threaded and coupled product in both carbon and alloy grades. Our welded tubular products range in size from 4.5 to 16.0 inches in outside diameter.

     Our seamless OCTG products are used as production tubing, casing and as drill pipe. Production tubing is placed within the well and is used to convey oil and natural gas to the surface. Drill pipe is used and may be reused to drill several wells. Our seamless OCTG products are primarily sold as a finished upset, threaded and coupled product in both carbon and alloy grades. Compared to similarly sized welded products, seamless production tubing and casing are better suited for use in hostile drilling environments, such as deeper wells or off-shore drilling. The majority of our seamless OCTG product sales are of production tubing. Our seamless products range in size from 1.9 inches to 5 inches in outside diameter.

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

     In addition, we also sell a limited amount of other products, including standard pipe and piling.

MARKETS AND DISTRIBUTION

     We sell our energy related tubular products to customers through an in-house sales force. Nearly all of our OCTG products are sold to domestic distributors, some of whom subsequently sell our products into the international marketplace. The primary geographic markets for our seamless OCTG products have been the southwest United States as well as various foreign markets, including offshore applications. We have historically marketed our welded OCTG products primarily in the southwest regions, as well as the east and central regions of the United States. In these areas, shallow oil and natural gas drilling and exploration activity utilize our carbon welded tubular products.

CUSTOMERS

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

     Our principal competitors in the welded tubular market are Lone Star Steel Company, Maverick Tube Corporation, IPSCO Steel, Inc. and foreign producers. In the small diameter seamless OCTG market in which we compete, our principal competitors include the U.S. Steel Group and a number of foreign producers.

MANUFACTURING

     We manufacture welded tubular products at our facilities located in Wilder, Kentucky. Our seamless tubular products are manufactured at our facilities located in Ambridge, Pennsylvania. During 2001, we made capital investments of $2.2 million in our Energy Products business segment to improve quality, increase productivity and expand product range. The rated annual capacities of our welded and seamless tubular facilities are 570,000 tons and 250,000 tons, respectively. Capacity utilization of the welded tubular facilities during 2001 was 52%, and capacity utilization for the seamless tubular facilities during 2001 was 78%.

     We process and finish our tubular products at facilities located at (i) the Port of Catoosa, near Tulsa, Oklahoma; (ii) Baytown, Texas, located near Houston, Texas; and (iii) the Seamless facilities located in Ambridge, Pennsylvania. Our finishing processes include upsetting, which is a forging process that thickens tube ends; heat treating, which is a furnace operation designed to strengthen the steel; straightening; non-destructive testing; coating for rust prevention; and threading.

     All of our tube-making and finishing facilities are located on or near major rivers or waterways, enabling us to transport our tubular products into the southwest by barge. We ship substantially all of our seamless and welded OCTG products destined for the southwest region by barge, which is a lower cost alternative to rail and truck shipping.

     We manufacture our seamless tubular products in a mini-mill environment. The term mini-mill connotes a mill that typically uses steel scrap as its basic raw material and offers a limited range of products. At our Seamless facilities, steel scrap is melted in electric arc furnaces and poured into continuous casting machines which cast tube rounds. These tube rounds are reheated, pierced and rolled to specific size and wall thickness. The Seamless facility's melt shop is rated at an annual capacity of 450,000 tons and capacity utilization in 2001 was 57%.

     At our Welded facility, the manufacturing process begins by unrolling and slitting steel coils, if necessary, into narrower bands sized to the circumference of the finished product. Each band is re-coiled and fed into the material handling equipment at the front end of one of two welded pipe-making facilities where they are fed through a series of rolls that cold-form it into a tubular configuration. The resultant tube is welded in-line by a high-frequency electric resistance welder and cut into designated lengths. After exiting the mill, the products are straightened, inspected, tested and end-finished.

RAW MATERIALS AND ENERGY

     The primary raw material used in our Seamless facility is steel scrap, which is generated principally from industrial, automotive, demolition, railroad and other steel scrap sources. We purchase steel scrap either through scrap brokers or directly in the open market. The long-term demand for steel scrap in the domestic steel industry may increase as steel-makers continue to expand steel scrap-based electric arc furnace and thin slab casting capacities. For the foreseeable future, however, we believe that supplies of steel scrap will continue to be available in sufficient quantities at competitive prices. In addition, a number of technologies exist for the processing of iron ore into forms which may be substituted for steel scrap in electric arc furnace-based steel-making operations. Such forms include direct-reduced iron, iron carbide and hot-briquetted iron.

     At our Welded facility, purchased hot-rolled coils are the primary raw material used. We purchase hot-rolled steel coil from a number of domestic steel producers, the majority of which is purchased from Nucor Corporation. We order steel according to our business forecasts for our Welded operations. Purchased steel represents the major cost component of cost of sales for our welded products. The steel industry is highly cyclical in nature and steel prices are influenced by numerous factors beyond our control, including general economic conditions, raw material, energy costs, import duties and other trade restrictions.

    The melt shop at our Seamless facility consumes a significant amount of electricity. We currently purchase electricity for our Seamless facility pursuant to a contract that provides for unlimited power demand and discounted rates in return for the utilities' right to periodically curtail service during periods of peak demand. These curtailments are generally limited to a few hours and historically have had a negligible impact on our operations.

           INDUSTRIAL PRODUCTS SEGMENT - SPECIAL BAR QUALITY PRODUCTS


GENERAL

     As previously noted, we ceased the manufacturing of our SBQ products in the second quarter of 2001.

     The bar product market represents the second largest segment of the steel market. Bar products are generally categorized into merchant bar quality products and SBQ products. SBQ products are used for a wide variety of industrial applications including automotive, metal-working fabrication, construction, farm equipment, heavy machinery and trucks and off-road vehicles. We competed in relatively small segments of the SBQ market. Unlike the majority of SBQ products, which are primarily used by passenger car manufacturers, heavy SBQ products such as those we produced were primarily used in the manufacture of heavy industrial products.

     At our Koppel facility, we manufactured SBQ products in sizes ranging from
2.875 to 6.0 inches in diameter for a specialized niche of the market. We produced SBQ products from continuous cast blooms. These SBQ products were primarily used in critical weight-bearing applications such as suspension systems, gear blanks, drive axles for tractors and off-road vehicles, heavy machinery components and hydraulic and pneumatic cylinders. Our SBQ products were ISO 9002 certified. The demand for SBQ products is cyclical in nature and is sensitive to general economic conditions.

MARKETS, DISTRIBUTION, CUSTOMERS AND COMPETITION

     We sold our SBQ products to service centers, cold finishers, forgers and original equipment manufacturers located generally within 400 miles of our Koppel, Pennsylvania facilities.

     We competed with a number of SBQ manufacturers, including CSC Industries, Inc., Republic Technologies, Inc., Ispat Inland, Inc., Qualitech, Inc., Mac Steel Division of Quanex Corporation, North Star Steel Company, Inc. and the Timken Company.

MANUFACTURING PROCESS

     Our SBQ products mill utilized the Koppel facility's melt shop to produce 9 inch square blooms. Blooms were reheated and passed through a series of rolls in the bar mill, where they were reshaped into round bars. SBQ products were available in both carbon and alloy grades in sizes measuring 2.875 to 6 inches in diameter. The bar mill's rated annual capacity is 200,000 tons.

                              ENVIRONMENTAL MATTERS

     Our business is subject to federal, state and local environmental laws and regulations, including, among others, the Resource Conservation and Recovery Act
(RCRA), the Clean Air Act, the 1990 Amendments to the Clean Air Act and the Clean Water Act, and all regulations promulgated in connection with those laws. Such laws and regulations include those concerning the discharge of contaminants as air emissions or waste water effluents and the disposal of solid and/or hazardous wastes, such as electric arc furnace dust. As such, we are from time to time involved in administrative and judicial proceedings and administrative inquiries related to environmental matters.

     As with other steel mills in the industry, we operate a steel mini-mill that produces dust which contains lead, cadmium and chromium, and is classified as a hazardous waste. Dust produced by our electric arc furnace operation is collected through emission control systems and recycled at EPA-approved facilities.

     In late 2001, the U.S. Environmental Protection Agency (EPA) designated Imperial Adhesives, Inc., a former subsidiary of the Company, as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for all response costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by an independent operator. A preliminary study of the site is in its early stages. Consequently, it is too early to determine our liability exposure. We believe that the reasonably foreseeable resolution of this matter will not have a material adverse effect on our financial statements. See Note 3 to the Consolidated Financial Statements for further discussion of the Imperial sale.

     We believe that we are currently in compliance in all material respects with all applicable environmental regulations. We cannot predict the level of required capital expenditures or operating costs that may result from compliance with future environmental regulations.

     Capital expenditures for the next twelve months relating to environmental control facilities are expected to be approximately $0.5 million; however, such expenditures could be influenced by new or revised environmental regulations and laws or new information or developments with respect to our operating facilities.

     Based upon evaluation of available information, we do not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon our consolidated financial position, results of operations or cash flows. However, we cannot predict with certainty that new information or developments with respect to our environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

                                    EMPLOYEES

     As of December 31, 2001, we had 1,198 employees, of whom 229 were salaried and 969 were hourly. Substantially all of our hourly employees are represented by the United Steelworkers of America. These contracts expire in April 2002 and September 2002 for the Newport and Koppel operations, respectively, and in 2003 for Erlanger.


ITEM 2. PROPERTIES

     Our principal operating properties are listed below. We believe our facilities are adequate and suitable for our present level of operations.

     LOCATION AND PROPERTIES

     Energy Products Segment

     Wilder, Kentucky - We own approximately 250 acres of real estate upon which is located two welded pipe mills, a barge facility, machine and fabricating shops and storage and repair facilities aggregating approximately 675,000 square feet, as well as administrative offices. The facilities are also located adjacent to rail lines.

     Tulsa, Oklahoma - We lease approximately 36 acres of real estate upon which is located a tubular processing facility. The facility is located at the Tulsa Port of Catoosa where barge facilities are in close proximity. Located on this property are six buildings aggregating approximately 119,000 square feet, which house the various finishing operations.

     Koppel, Pennsylvania - We own approximately 160 acres of real estate upon which are located a melt shop, machine and fabricating shops, storage and repair facilities and administrative offices aggregating approximately 500,000 square feet. The facilities are located adjacent to rail lines. The melt shop and administrative offices support the Seamless operations. They also supported the Industrial Products Segment for SBQ products until it was closed in the second quarter of 2001.

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

     Industrial Products Segment

     Koppel, Pennsylvania - We own approximately 67 acres of real estate upon which are located a bar mill, machine and fabricating shops and storage repair facilities aggregating approximately 400,000 feet. All Industrial Products Segment machinery, equipment and related facilities and supplies, except for real estate, have been designated as Assets Held For Disposal in our December 31, 2001 consolidated balance sheet.

     Other

     Newport, Kentucky - We own approximately 9 acres of partially developed land near Newport, Kentucky, which is held as investment property and is listed for sale.

     Assets Held for Disposal

     In connection with our restructuring decisions in March 2001, certain equipment and facilities were designated as held for sale. At our Newport location, our melt shop, which includes an electric arc furnace, and hot strip mill equipment and related storeroom supplies and spare parts are not being utilized and have been designated as available for sale. At our Koppel facility, our bar mill equipment used to make SBQ products and other equipment and supplies are not being used and have also been designated as available for sale. An outside company is currently marketing all of the assets.

     Information regarding encumbrances on our properties is included in Note 7 to the Consolidated Financial Statements.


ITEM 3. LEGAL PROCEEDINGS

     We are subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to workers compensation, health care and product liability coverages, each of which is self-insured to certain levels, as well as commercial and other matters. Based upon evaluation of available information, we do not believe that any such matters will have, individually or in the aggregate, a material adverse effect upon our consolidated financial position, results of operations or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock and associated preferred stock purchase rights, are listed on the New York Stock Exchange under the trading symbol NSS. As of February 28, 2002, there were approximately186 holders of record of our common stock. The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices of our common stock as reported on the New York Stock Exchange.

STOCK PRICE
----------------------------------------------
2001                         HIGH          LOW
----------------------------------------------
1st Quarter                $12.75       $ 7.70
2nd Quarter                 17.60        10.78
3rd Quarter                 13.76         5.30
4th Quarter                  7.70         5.30


----------------------------------------------
2000                         HIGH          LOW
----------------------------------------------
1st Quarter                $16.81       $ 6.75
2nd Quarter                 21.00        12.88
3rd Quarter                 21.38        13.13
4th Quarter                 19.85         5.85


     Information regarding restrictions on common stock dividends and warrants to purchase our common stock is included in Notes 7 and 10 to the Consolidated Financial Statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                   Three Months
                                                      Year Ended       Ended                Fiscal Year Ended in September
                                                     December 31,   December 31,   ------------------------------------------------
(Dollars in thousand, except per share amounts)          2001           2000          2000         1999          1998        1997
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                              $ 315,458     $  73,357     $ 358,705     $ 200,424     $372,911    $444,026
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                  (50,167)       (4,960)      (18,566)      (49,307)       7,933      38,898
-----------------------------------------------------------------------------------------------------------------------------------
Operating margin                                          (15.9%)        (6.8%)        (5.2%)       (24.6%)        2.1%        8.8%
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                 (55,918)       (4,065)      (24,048)      (46,766)       2,108      12,213
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary items                 (55,918)        6,890       (22,899)      (45,553)       3,391      13,185
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        (55,977)        7,790       (22,899)      (49,390)       4,050       3,929
-----------------------------------------------------------------------------------------------------------------------------------
Per common share (diluted)
  Income (loss) from continuing operations                 (2.68)        (0.19)        (1.11)        (2.14)        0.09        0.82
-----------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before extraordinary items                 (2.68)         0.32         (1.06)        (2.08)        0.14        0.88
-----------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                        (2.68)         0.36         (1.06)        (2.26)        0.17        0.26
-----------------------------------------------------------------------------------------------------------------------------------
Dividends per common share                                    --            --            --            --           --          --
-----------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding - diluted (000's)              20,889        21,620        21,651        21,852       24,511      14,969
-----------------------------------------------------------------------------------------------------------------------------------


OTHER FINANCIAL AND STATISTICAL DATA
-----------------------------------------------------------------------------------------------------------------------------------
Working capital                                        $ 126,690     $ 129,186     $ 121,527     $  96,976     $145,910    $229,119
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                             260,484       318,926       345,337       353,598      415,046     496,625
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                            68,070        68,207        72,915        72,321       75,762      75,861
-----------------------------------------------------------------------------------------------------------------------------------
Common shareholders' equity                              143,662       196,478       198,845       221,152      279,013     275,398
-----------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                       2,198           586         7,499        27,818       31,996       6,589
-----------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                             14,681         6,060        22,691        22,665       20,538      23,170
-----------------------------------------------------------------------------------------------------------------------------------
EBITDA                                                    21,814           632         8,049       (21,513)      30,475      59,771
-----------------------------------------------------------------------------------------------------------------------------------
Current ratio                                               4.18          4.05          2.97          3.02         4.16        2.76
-----------------------------------------------------------------------------------------------------------------------------------
Debt to total capitalization                                 32%           26%           27%           25%          21%         22%
-----------------------------------------------------------------------------------------------------------------------------------
Book value per outstanding share                       $    6.96     $    9.39     $    9.03     $   10.31     $  12.14    $  11.81
-----------------------------------------------------------------------------------------------------------------------------------
Product shipments (tons)
  Energy products                                        478,900       101,700       574,200       317,000      474,000     616,600
  Industrial products                                     23,900        14,200       136,200       130,500      160,100     152,400
-----------------------------------------------------------------------------------------------------------------------------------
Employees                                                  1,198         1,624         1,636         1,417        1,597       1,751
-----------------------------------------------------------------------------------------------------------------------------------

The following notes to the consolidated statements contain further information:
Note 1 concerning the change in fiscal year-end and reclassifications.
Note 2 concerning restructuring charges in 2001.
Note 3 concerning the effects of discontinued operations on reported amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     We make forward-looking statements in this report which represent our expectations or beliefs about future events and financial performance. You can identify these statements by forward-looking words such as "expect," "believe," "anticipate," "goal," "plan," "intend," "estimate," "may," "will" or similar words. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including:

     - world-wide and domestic supplies of and demand for natural gas and oil;
     - fluctuations in industry-wide inventory levels;
     - domestic and foreign competitive pressures;
     - the level of imports and the presence or absence of governmentally imposed trade restrictions;
     - steel coil and steel scrap price volatility;
     - manufacturing efficiencies;
     - costs of compliance with environmental regulations;
     - asserted and unasserted claims;
     - general economic conditions; and
     - other risks and uncertainties described under "Risk Factors" included in
       Exhibit 99.1 of this report.

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


GENERAL

CHANGE IN FISCAL YEAR-END

     Our fiscal years prior to October 1, 2000 ended on the last Saturday of September. On November 20, 2000, we announced that we had changed our fiscal year-end to a calendar year ending on December 31. As a result of the fiscal year-end change, the period from October 1, 2000 through December 31, 2000, which we refer to as the "Transition Period", precedes the start of the 2001 calendar year. The results previously reported for the fiscal years from September 26, 1999 through September 30, 2000, and from September 27, 1998 through September 25, 1999 are referred to in this Form 10-K as fiscal 2000 and fiscal 1999, respectively. Fiscal 2000 contained fifty-three weeks.

RESTRUCTURING OF OPERATIONS

     During the quarter ended March 31, 2001, we implemented restructuring initiatives involving certain operations of our businesses. One initiative was to purchase hot-rolled coils rather than manufacture them at our welded tubular operations. As a result, we discontinued the production of hot-rolled coils by closing the melt shop and hot strip mill operations at our welded tubular facilities in Wilder, Kentucky effective March 31, 2001. In addition, we decided to cease the manufacturing of special bar quality products (which we refer to as "SBQ"), which were being manufactured at our Koppel, Pennsylvania facility.

     The restructuring was initiated to make us a stronger competitor with a lower, more flexible cost structure, thereby enhancing our profit potential. We are realizing approximately $9 million annually in decreased depreciation expense and believe we are achieving other expected benefits and cost savings from the restructuring.

     In the March 2001 quarter, we recorded total restructuring charges of $56.2 million, including $43.4 million of non-cash charges resulting primarily from the write-down of fixed assets. The closures resulted in total workforce reductions of approximately 270 positions at the welded tubular operations in Wilder, Kentucky and the SBQ products operations in Koppel, Pennsylvania. In the fourth quarter of 2001, we reversed $0.6 million of the charges related to inventory reserves that we no longer deemed necessary.

DISCONTINUED OPERATIONS

     On October 12, 2000, we sold our wholly-owned subsidiary, Imperial Adhesives, Inc. As a result, the sales, costs and expenses, assets and liabilities, and cash flows of the former Industrial Products - Adhesives Segment have been classified as discontinued operations in our financial statements. See Note 3 to the Consolidated Financial Statements. Accordingly, the discussion and analysis that follow focus on the continuing operations of our remaining segments.

SEGMENTS

     Through June 30, 2001, we conducted our business within two reportable business segments - the Energy Products Segment and the Industrial Products Segment. The SBQ business, which consisted of our Industrial Products Segment, ceased operations in June 2001.

     Our Energy Products Segment includes tubular steel products that are used in the energy industry. These products include welded and seamless tubular goods, primarily used in oil and natural gas drilling and production operations. These products are referred to as oil country tubular goods, or OCTG. We also produce welded and seamless line pipe products, which are used in the transmission of oil and natural gas, as well as a limited amount of other tubular products.

     Our Industrial Products Segment included special bar quality products. We exited this business in the second quarter of 2001. These products were used for a wide variety of industrial applications.

     You should read Note 4 to the Consolidated Financial Statements included in this report for additional information pertaining to industry segment data.


RESULTS OF OPERATIONS

Overview/Outlook

     Demand for our OCTG products is cyclical in nature, being dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The average number of oil and natural gas drilling rigs in operation in the United States is referred to as "rig count". Rig count averaged 1,156 for 2001 compared to 844 for fiscal 2000 and 602 for fiscal 1999. The level of drilling activity is, among other things, dependent on the current and anticipated supply and demand for oil and natural gas. In addition, shipments by domestic producers of OCTG products may be positively or negatively affected by the amount of inventory held by producers, distributors and end users, as well as by imports of OCTG products.

     Oil and natural gas prices are volatile and can have a substantial effect upon drilling levels and resulting demand for our energy related products.

     Rig count rose steadily throughout the first half of 2001 in response to strong oil and natural gas prices. However, natural gas prices began to fall as the slowdown in the economy, milder weather and fuel switching resulted in strong injection rates into natural gas storage during the summer months. The weak economy and mild weather in the latter part of the year resulted in historically high levels of natural gas storage, which further pressured natural gas prices downward. As a result, rig count dropped 40%, from a high of 1,273 in July 2001 to 769 in March 2002. Consequently, demand for our OCTG products fell throughout the second half of 2001.

     According to published industry reports, imports of OCTG products in 2001 were an estimated 34% of the total domestic market, compared to an estimated 26% and 15% in fiscal 2000 and fiscal 1999, respectively. The increase in imports, together with the decline in drilling activity, has resulted in excessive industry-wide tubular inventories, which has negatively affected our OCTG business.

     We estimate that our shipments will decline from the fourth quarter of 2001 levels as a result of our customers continuing to reduce their inventories in response to expected further declines in rig count. As a result, we expect to incur operating losses through the first half of 2002.

     In November 2001, the United States International Trade Commission (ITC) reported injury from various imported steel products under Section 201 and recommended to the President a wide-scale program of quotas and duties. However, the ITC recommendation for quotas and duties did not include imports of oil country tubular goods and, as a result, we expect to see continued high levels of competition from imports. In response, we, together with other domestic oil country tubular goods providers, plan to seek relief from unfair trade by filing petitions with the ITC against certain countries. We cannot give any assurance regarding the success of obtaining or the timing of any such relief.

     On March 5, 2002, the President of the United States announced his remedy decision in response to the International Trade Commission's Section 201 investigation on steel imports. Under the remedy decision, effective March 21, 2002, tariff rates of 30%, 24% and 18% will be applied to imports of hot-rolled coil for the next three years, respectively. Imports from Canada, Mexico, and certain other countries are exempt from the tariffs. We believe the tariffs will increase the cost of imported hot-rolled coils which, in turn, will increase the cost of domestic hot-rolled coils. An increase in our steel costs will adversely affect our financial results if we are not able to successfully raise the price of our products to compensate for the increased costs.

     Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from Argentina, Italy, Japan, Korea and Mexico in response to antidumping and countervailing duty cases filed by several U.S. companies. In June 2001, the ITC voted to continue these duties for five more years.

     In response to petitions filed with the U.S. government by us and certain other line pipe producers, import relief was granted to the line pipe industry effective March 1, 2000. This relief is in the form of tariffs applied for three years to imports of welded line pipe that is 16 inch or less in diameter, from all countries excluding Canada and Mexico.

     We cannot predict the U.S. government's future actions regarding duties and tariffs or any other future actions regarding import duties or other trade restrictions on imports of OCTG and line pipe products.

     Our net sales, gross profit (loss), operating income (loss) and tons shipped by business segment for the year ended December 31, 2001, the three months ended December 31, 2000 and fiscal 2000 and fiscal 1999 are summarized in the following table:

---------------------------------------------------------------------------------------------------------------
                                                         Three Months
                                      YEAR ENDED             Ended             Year Ended          Year Ended
                                     DECEMBER 31,         December 31,        September 30,       September 25,
(In thousands)                           2001                2000                 2000                 1999
---------------------------------------------------------------------------------------------------------------
Net sales
    Energy products                   $ 305,609            $  67,503            $ 302,583            $ 145,493
    Industrial products - SBQ             9,849                5,854               56,122               54,931
---------------------------------------------------------------------------------------------------------------
                                      $ 315,458            $  73,357            $ 358,705            $ 200,424
---------------------------------------------------------------------------------------------------------------

Gross profit (loss)
    Energy products                   $  28,025            $   2,522            $   6,545            $ (33,106)
    Industrial products - SBQ            (2,625)              (2,278)              (4,526)                 463
---------------------------------------------------------------------------------------------------------------
                                      $  25,400            $     244            $   2,019            $ (32,643)
---------------------------------------------------------------------------------------------------------------

Operating income (loss)
    Energy products                   $  17,029            $    (341)           $  (5,527)           $ (42,854)
    Industrial products - SBQ            (3,714)              (3,001)              (6,645)              (2,707)
---------------------------------------------------------------------------------------------------------------
                                         13,315               (3,342)             (12,172)             (45,561)
    Restructuring charges               (55,585)                  --                   --                   --
    Corporate allocations                (7,897)              (1,618)              (6,394)              (3,746)
---------------------------------------------------------------------------------------------------------------
                                      $ (50,167)           $  (4,960)           $ (18,566)           $ (49,307)
---------------------------------------------------------------------------------------------------------------

Tons shipped
    Energy products
      Welded products                   293,200               59,400              420,200              252,500
      Seamless products                 185,700               42,300              154,000               64,500
---------------------------------------------------------------------------------------------------------------
                                        478,900              101,700              574,200              317,000
      Industrial products - SBQ          23,900               14,200              136,200              130,500
---------------------------------------------------------------------------------------------------------------
                                        502,800              115,900              710,400              447,500
---------------------------------------------------------------------------------------------------------------

CALENDAR YEAR ENDED DECEMBER 31, 2001 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2000

     Total net sales in 2001 were $315.5 million compared to $358.7 million in fiscal 2000, a decrease of $43.2 million, or 12.1%. The entire decrease can be attributed to our decision to exit our SBQ business by June 2001. As a result, Industrial Products Segment sales were $46.3 million lower in 2001.

     The operating loss for 2001 was $50.2 million, including restructuring charges of $55.6 million, compared to an operating loss of $18.6 million for fiscal 2000.

     In 2001, we reported a $55.9 million net loss from continuing operations, or a $2.68 loss per diluted share compared to a $24.0 million, or a $1.11 loss per diluted share in fiscal 2000. Included in the 2001 results are $55.6 million of restructuring charges which reduced net income by $53.1 million, or $2.54 per diluted share. In addition, we recognized $6.2 million of impairment losses related to long-term investments that reduced net income by $4.7 million, or $0.23 per diluted share.

     Net loss for 2001 was $56.0 million, or $2.68 per diluted share, compared to a net loss of $22.9 million or a loss of $1.06 per diluted share in fiscal 2000.

ENERGY PRODUCTS

     Energy Products Segment sales in 2001 were $305.6 million compared to $302.6 million for fiscal 2000. Total segment shipments were 478,900 tons compared to 574,200 tons in fiscal 2000. The slight increase in sales and the decrease of 95,300 tons in shipments were attributable to a decrease of 127,000 tons in shipments of our welded tubular products, partially offset by an increase in seamless tubular shipments and higher revenue per ton for both welded and seamless products. The decrease in welded product shipments resulted from a focus by distributors to lower inventories as a result of the decreasing rig count in the second half of 2001. In addition, the level of imports negatively impacted our shipments of welded OCTG products. Shipments of our seamless products increased by 31,700 tons primarily as a result of an increase in new product offerings. The average revenue per ton for our welded tubular products was $490 per ton, an increase of 14.0% from fiscal 2000. The average revenue per ton for our seamless tubular products was $872 per ton, an increase of 14.3% from fiscal 2000. The increases in average revenue per ton were due primarily to the improved market conditions in the first half of 2001 and a change in mix to higher priced products.

     The Energy Product Segment earned a gross profit of $28.0 million and operating income, excluding restructuring charges, of $17.0 million in 2001 compared to a gross profit of $6.5 million and an operating loss of $5.5 million in fiscal 2000. The increases in gross profit and operating income from fiscal 2000 were primarily the result of our decision to buy hot-rolled coils rather than manufacture them, as well as improved revenue per ton discussed above.

     Selling, general and administrative expenses for the Energy Product Segment in 2001 decreased $1.1 million, or 8.9%, from fiscal 2000 primarily as a result of reduced employee and related costs due to the restructuring.

INDUSTRIAL PRODUCTS

     Industrial Products Segment sales in 2001 were $9.8 million, down from $56.1 million in fiscal 2000. The decrease in the SBQ business is the result of our decision in March 2001 to close the operations by the end of June 2001. SBQ product shipments were 23,900 tons compared to 136,200 tons in fiscal 2000. The average revenue per ton for SBQ products was $412 per ton compared to $410 per ton in fiscal 2000.

     The Industrial Products Segment incurred a gross loss of $2.6 million and an operating loss of $3.7 million compared to a $4.5 million gross loss and an operating loss of $6.6 million in fiscal 2000. Selling, general and administrative expenses for the segment decreased $1.0 million or 48.6%, from fiscal 2000 because of cost reductions resulting from the decision to exit the business.

INVESTMENT INCOME, INTEREST EXPENSE, OTHER INCOME

     Investment income in 2001 was a negative $2.1 million, compared to $3.1 million of income in fiscal 2000. The primary reason for the decrease was the recognition of $6.2 million of impairment losses on certain long-term investments in the fourth quarter of 2001. In addition, the interest rates earned on our invested cash and investment balances declined throughout 2001 from those earned in fiscal 2000.

     Interest expense was slightly lower in 2001 as a result of our purchasing $5.0 million of our senior notes in the open market in the fourth quarter of 2000 and an additional $0.9 million in the first quarter of 2001.

     Other income, net was $2.8 million in 2001 compared to $2.5 million in fiscal 2000. The amounts reported for 2001 and fiscal 2000 include $1.3 million and $1.7 million, respectively, of cash receipts from favorable claim settlements with our electrode suppliers relating to purchases in prior years.

INCOME TAXES

     We exhausted our federal income tax refund capability in fiscal 1999, and as such, tax benefits from operating losses are offset by valuation allowances resulting in no net federal tax benefit being recorded for losses. The tax benefit of $3.9 million recorded in 2001 resulted primarily from state income tax benefits associated with the restructuring charges and the investment impairment losses.

TRANSITION PERIOD ENDED DECEMBER 31, 2000 COMPARED TO QUARTER ENDED JANUARY 1, 2000

     Net sales in the quarter ended December 31, 2000 were $73.4 million, a decrease of 3.6% from the first quarter of fiscal 2000. We reported a loss from continuing operations before extraordinary items of $4.1 million, or $0.19 loss per basic and diluted share, in the three months ended December 31, 2000. In the quarter ended January 1, 2000, we reported a loss from continuing operations before extraordinary items of $13.1 million, or a $0.61 loss per basic and diluted share. Income from discontinued operations, net of income taxes, for the quarter ended December 31, 2000 was $11.0 million, or $0.52 and $0.51 per basic and diluted share, respectively, and primarily consisted of the gain on the sale of our Adhesives business in October 2000. Extraordinary items recognized in the quarter ended December 31, 2000 increased net income by $0.9 million, net of income taxes, or $0.04 per basic and diluted share. The extraordinary items consisted of an extraordinary credit of $1.2 million related to a reversal of environmental liability accruals which was partially offset by a $0.3 million extraordinary charge resulting from the early retirement of debt.

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

     The average revenue per ton during the quarter ended December 31, 2000 for our welded and seamless tubular products was $498 and $891 per ton, respectively. This is an increase of 30.1% for welded products, and a 25.5% increase for seamless products, from the comparable quarter of a year ago. The improved pricing was directly related to the improvement in the rig count.

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

INDUSTRIAL PRODUCTS - SBQ

     The Industrial Products Segment sales were $5.9 million for the quarter ended December 31, 2000, a decrease of 59.6% from the quarter ended January 1, 2000. SBQ product shipments for the quarter ended December 31, 2000 decreased 60.9% from the comparable prior year period. The average selling price for SBQ products for the quarter was $412 per ton, a 3.0% increase over the comparable prior year period.

     The Industrial Products Segment recorded a gross loss of $2.3 million and an operating loss of $3.0 million in the quarter ended December 31, 2000 compared to a gross loss of $1.0 million and an operating loss of $1.7 million, in the quarter ended January 1, 2000. The increase in the gross loss and the operating loss was the result of the significant decline in shipments resulting from a decrease in end-user demand and high service center inventory levels.

INVESTMENT INCOME, INTEREST EXPENSE, OTHER

     Investment income for the quarter ended December 31, 2000 was $1.2 million, a $0.2 million decrease from the comparable prior year period, due to lower average invested cash and investment balances and realized losses on available-for-sale securities.

INCOME TAXES

     We exhausted our federal income tax refund capability in 1999, and as such, tax benefits from operating losses normally are offset by valuation allowances resulting in no net federal tax benefit being recorded for losses. As a result of the gain on the sale of the subsidiary being recognized in the quarter, accounting pronouncements require that income tax expense or benefit be allocated among continuing operations, discontinued operations, and extraordinary items. The net effect of the allocation was to provide a provision for taxes on the income from discontinued operations which was offset by an income tax benefit being recorded for the losses from continuing operations. The net recorded amounts for income taxes in the quarter ended January 1, 2000 represented state and local income taxes.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

     Total net sales in fiscal 2000 were $358.7 million, an increase of 79.0% from fiscal 1999. The increase in net sales was attributable primarily to our Energy Products Segment. We reported a net loss of $22.9 million, or a $1.06 loss per basic and diluted share, in fiscal 2000 compared to a net loss of $49.4 million, or a $2.26 loss per basic and diluted share in fiscal 1999.

ENERGY PRODUCTS

     Energy Products Segment sales in fiscal 2000 were $302.6 million, an increase of 108.0% from fiscal 1999. Energy Product Segment shipments of 574,200 tons increased 81.1% from fiscal 1999. The increase was substantially attributable to an increase in OCTG shipments, which resulted from the increasing rig count. The average revenue per ton for our welded tubular products was $430 per ton, an increase of 12.6% from fiscal 1999. The average revenue per ton for our seamless tubular products was $763 per ton, an increase of 3.1% from fiscal 1999. The increase in average revenue per ton was due primarily to improved market conditions and a change in mix to higher priced products.

     The Energy Products Segment recorded a gross profit of $6.5 million and an operating loss of $5.5 million in fiscal 2000 compared to a gross loss and operating loss of $33.0 million and $42.9 million, respectively, in fiscal 1999. The reduction in losses from the prior year was the result of a significant increase in shipments, improved operating efficiencies resulting from an increase in production levels and improved pricing for welded and seamless tubular products.

     Selling, general and administrative expense for the Energy Products Segment in fiscal 2000 increased $2.3 million from fiscal 1999, but due to the significant increase in sales, it decreased to 4.1% of sales from 6.9% of sales in fiscal 1999.

INDUSTRIAL PRODUCTS

     Industrial Products Segment sales in fiscal 2000 were $56.1 million, an increase of 2.2% from fiscal 1999. SBQ product shipments of 136,200 tons increased 4.4% from fiscal 1999. The average revenue per ton for SBQ product was $410 per ton, a decrease of 2.1% from fiscal 1999.

     The Industrial Products Segment incurred a gross loss of $4.5 million and an operating loss of $6.6 million in fiscal 2000 compared to a gross profit of $0.5 million and an operating loss of $2.7 million in fiscal 1999. The decrease in gross profit and operating income were due primarily to the decline in average revenue per ton and an increase in steel scrap raw material costs. Selling, general and administrative expense for the SBQ products business decreased as a percentage of sales from 5.8% in fiscal 1999 to 3.8% in fiscal 2000, due to cost reduction efforts.

INVESTMENT INCOME, INTEREST EXPENSE, OTHER

     Investment income decreased $2.7 million from fiscal 1999 due primarily to a decrease in average invested cash and investment balances. Interest expense was nearly equal to the fiscal 1999 amount. Other income, net was $2.5 million in fiscal 2000 and $3.7 million in fiscal 1999. The amounts reported for fiscal 2000 and fiscal 1999 included $1.7 million and $2.8 million of cash receipts from favorable claim settlements with our electrode suppliers relating to purchases from several prior years.

INCOME TAXES

     We exhausted our federal income tax refund capability in fiscal 1999, and as such, tax benefits from operating losses are offset by valuation allowances resulting in no net federal tax benefit being recorded for losses. All recorded amounts for income taxes in fiscal 2000 represent certain state and local income taxes.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital at December 31, 2001 was $126.7 million compared to $121.5 million at September 30, 2000, and the ratio of current assets to current liabilities at December 31, 2001 was 4.2 to 1, compared to a ratio of 3.0 to 1 at September 30, 2000. While working capital increased compared to September 30, 2000, accounts receivable, inventory, accounts payable and accrued liability balances declined from September 30, 2000 primarily as a result of the significant reduction in business activity in the second half of 2001, as well as a result of exiting the SBQ business. At December 31, 2001, we had cash and investments totaling $91.7 million compared to $52.9 million at September 30, 2000.

     Net cash flows provided by operating activities totaled $28.9 million in 2001. We recorded a net loss from continuing operations of $56.0 million in 2001. Major sources of cash from operating activities in 2001 included $14.7 million in depreciation and amortization charges; restructuring charges of $55.6 million, of which $42.8 million represented non-cash charges primarily for the write down of fixed assets; a $6.2 million non-cash impairment loss on investments; and a decrease in accounts receivable and inventories of $22.2 million and $3.2 million, respectively, resulting primarily from a decline in business activity in the second half of 2001 and the effect of exiting the SBQ business. The decrease in accrued liabilities of $9.8 million resulted primarily from a lower balance of deferred revenue at December 31, 2001.

     We recorded a net loss from continuing operations of $3.2 million in the period. In addition, income from discontinued operations, net of income taxes, was $11.0 million and was the result of recognizing the gain on the sale of Imperial in the quarter. Cash flows provided by operating activities totaled $3.2 million in the Transition Period. Major sources of cash from operating activities from continuing operations included $6.1 million in depreciation and amortization charges; and a $12.9 million and $10.4 million decrease in accounts receivable and inventory, respectively, resulting from the decline in business activity. Accounts payable decreased $22.1 million primarily as a result of the decline in business activity.

     Net cash flows from operating activities were a net use of $24.6 million in fiscal 2000. We recorded a net loss from continuing operations of $24.0 million in fiscal 2000. Major sources of cash from operating activities in fiscal 2000 included $22.7 million in depreciation and amortization charges; a $4.6 million decrease in operating supplies and other current assets which resulted primarily from the receipt of refundable federal income taxes; and a $4.5 million increase in accrued liabilities and other as a result of a higher balance of deferred revenue, partially offset by a decrease in accrued environmental liabilities. Major uses of cash included a $23.0 million increase in accounts receivable and a $19.6 million increase in inventories resulting from an increase in business activity in our Energy Products Segment in the last half of fiscal 2000.

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

     We made capital investments totaling $2.2 million in 2001, $0.6 million in the Transition Period, $7.5 million in fiscal 2000, and $27.8 million in fiscal 1999. These capital expenditures were primarily related to improvements to our Energy Products Segment facilities. We currently estimate that 2002 capital spending will approximate $7.0 million, the majority of which will be spent on improvements to our Energy Products Segment facilities. Our sources of funding capital expenditures include available cash and investments, cash flows from operations, and our available borrowing sources.

     Repayments on long-term debt in 2001, the Transition Period and fiscal 1999 included the early retirement of $0.9 million, $5.0 million and $4.0 million, respectively, of principal amount of our senior secured notes. Annual long-term debt maturities for each of the next five years are less than $0.1 million except for the $68.8 million of our senior notes that come due in July 2003. We expect we will have sufficient resources to meet the senior notes obligation.

     In March 2002, we amended the size of our revolving credit facility to $25.0 million and amended the interest rates and termination date. The credit facility contains certain financial covenants that become applicable if we do not maintain specified levels of cash and investments and earnings (as defined). These covenants include a maximum ratio of debt to cash flow, a minimum interest coverage ratio, a maximum outstanding loans under the line to working capital and a minimum net worth. The credit facility also has restrictions on capital expenditures. At December 31, 2001 approximately $2.2 million of the credit facility was utilized to collateralize letters of credit. We have received waivers from the agent for non-compliance of certain covenants. The amended credit facility carries interest rates that range from the prime rate to prime plus .25% with respect to domestic rate loans, and interest rates on LIBOR rate loans of the LIBOR rate plus 1.75%. We anticipate that we will enter into a new revolving credit facility before the December 31, 2002 amended termination date of the credit facility.

     In February 2002, our board of directors authorized the repurchase of up to two million shares of our common stock over the following twelve months. Repurchases are authorized to be made from time to time in open market purchases or through privately negotiated transactions, when, in the opinion of management, market conditions warrant. Repurchased shares will be available for general corporate purposes. During 2001, we repurchased 376,300 of our outstanding shares in open market transactions for a total of $2.3 million. During the Transition Period, we repurchased 1.1 million of our common shares for approximately $9.4 million. We did not purchase any of our common shares during fiscal 2000. We purchased 1.6 million shares for $7.7 million in fiscal 1999.

     In October 2000, we received $26.7 million cash for the sale of Imperial. You should read Note 3 to the Consolidated Financial Statements for further information concerning the sale of Imperial.

     We calculate EBITDA as income before extraordinary items plus net interest expense, taxes, depreciation and amortization and restructuring charges. EBITDA was $21.8 million in 2001, $0.6 million in the Transition Period, $8.0 million for fiscal 2000 and negative $21.5 million for fiscal 1999. EBITDA provides additional information for determining our ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance, as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

     At December 31, 2001, we had regular tax net operating loss carryforwards which will fully eliminate the regular tax liability on approximately $91.0 million of future regular taxable income. While we may have alternative minimum tax (AMT) income liability, we also have AMT net operating loss carryforwards which will eliminate 90% of the AMT liability on approximately $56.0 million of future AMT income. While future tax provisions will depend in part on our ongoing assessment of our future ability to utilize our tax benefits, we expect that the tax provisions that we record on approximately the next $70.0 million in pre-tax income will be substantially less than the amounts at full statutory rates. You should read Note 13 to the Consolidated Financial Statements for further information concerning our federal tax status.

     We believe that our current available cash and investments, our cash flow from operations and our borrowing sources will be sufficient to meet anticipated operating cash requirements, including capital expenditures, for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for bad debts, inventories, investments, long-lived assets, income taxes, customer claims, product liability, restructuring liabilities, environmental contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     We recognize revenue from product sales when the product is shipped from our facilities and risk of loss and title has passed to the customer or, at the customer's request, the goods are set aside in storage and are paid for in full. For transactions where we have not obtained customer acceptance, revenue is deferred until the terms of acceptance are satisfied.

    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     We value our inventories principally at the lower of cost or market and regularly review the book value to determine if items are properly valued. We record adjustments to the value of our inventory based on sales and production forecasts. These adjustments are estimates, which can vary significantly, either favorably or unfavorably, from actual amounts if future costs or levels of business activity differ from our expectations. Generally, we do not experience issues with slow-moving or obsolete inventory due to the nature of our products. If we are not able to achieve our expectations of the net realizable value of the inventory at its current value, we would have to adjust our reserves accordingly.

     We have investments in equity and debt securities that are classified as available for sale, some of which are publicly traded and have a volatile share price or quoted market price. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

     We perform impairment analysis of our long-lived assets whenever events and circumstances indicate that they may be impaired. When the undiscounted cash flows, without interest or tax charges, are less than the carrying value of the assets being reviewed for impairment, the assets are written down to fair market value. During 2001, we recorded long-lived asset impairment provisions, which resulted from the restructuring of our operations.

     We have numerous other loss exposures, such as restructuring liabilities, environmental claims, product liability, litigation and recoverability of deferred income taxes. Establishing loss reserves for these matters requires us to estimate and make judgments in regards to risk exposure and ultimate liability. We establish accruals for these exposures; however, if our exposure exceeds our estimates, we could be required to record additional charges.


RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," in June, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. This standard is effective for fiscal years beginning after December 15, 2001. We currently have no recorded goodwill or other intangibles; therefore, the provisions of SFAS 142 that became effective for us on January 1, 2002 will have no effect on our results of operations and financial position.

     The FASB also issued, SFAS No. 143, "Accounting for Asset Retirement Obligations" in July 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe that the implementation of the statement will not have a material impact on our results of operations and financial position.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. SFAS 144 is not expected to materially change the methods we use to measure impairment losses on long-lived assets, but may result in future dispositions being reported as discontinued operations to a greater extent than is currently permitted. We adopted SFAS 144 on January 1, 2002.

     Effective October 1, 2000, we adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF 00-10 requires that a seller of goods should classify in the income statement amounts billed to a customer for shipping and handling as revenue and should classify in the income statement costs incurred for shipping and handling as an expense. One of our subsidiaries had reported shipping charges billed to customers as revenue, net of the actual costs incurred. Upon adoption, we now report the actual costs incurred to ship our products as a component of cost of sales and we have reclassified prior period amounts to conform with the new presentations. This change had no effect on our gross profit margins. The effects of EITF 00-10 on our reported revenues and cost of sales were not material for the periods prior to October 1, 2000.


OTHER MATTERS

     You should read Note 11 to the Consolidated Financial Statements for information pertaining to commitments and contingencies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our long-term investments and long-term debt, all of which are for other than trading purposes, are subject to interest rate risk. Information concerning the maturities and fair value of our interest rate sensitive investments and debt is included in Notes 6, 7 and 8 to the Consolidated Financial Statements. We utilize professional investment advisors and consider our net interest rate risk when selecting the type and maturity of securities to purchase for our portfolio. Other factors considered include, but are not limited to, the timing of the expected need for the funds invested and the repricing and credit risks of the securities.

     As of December 31, 2001, we were not engaged in any activities which would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates, foreign currency exchange rates or market commodity prices.

     We purchase natural gas for our operations and, therefore, have a limited market risk in gas prices related to gas purchases in the open market at spot prices. The prices of such gas purchases and futures positions are subject to wide fluctuations at times due to unpredictable factors such as weather, government policies and demand for natural gas and competitive fuels. As a result, our earnings could be affected by changes in the price and availability of such gas. As market conditions dictate, we from time to time will lock-in future gas prices using fixed price contracts. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


Consolidated Financial Statements
---------------------------------

Report of Management .......................................................  32
Report of Independent Public Accountants ...................................  33
Consolidated Statements of Operations ......................................  34
Consolidated Balance Sheets ................................................  35
Consolidated Statements of Cash Flows ......................................  36
Consolidated Statements of Common Shareholders' Equity .....................  37
Notes to Consolidated Financial Statements .................................  38


Financial Statement Schedule
----------------------------

Schedule II ................................................................  67

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

     The board of directors, through its audit committee composed solely of non-employee directors, reviews the Company's financial reporting and accounting practices. The independent public accountants meet regularly with and have access to the audit committee, with or without management present, to discuss the results of their audit work.


/s/ Rene J. Robichaud
Rene J. Robichaud
President and Chief Executive Officer


/s/ Thomas J. Depenbrock
Thomas J. Depenbrock
Vice President, Treasurer and
Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE SHAREHOLDERS OF NS GROUP, INC.:

     We have audited the accompanying consolidated balance sheets of NS Group, Inc. (a Kentucky corporation) and subsidiaries as of December 31, 2001 and September 30, 2000, and the related consolidated statements of operations, common shareholders' equity and cash flows for the year ended December 31, 2001, the three-month period ended December 31, 2000, and the years ended September 30, 2000 and September 25, 1999. These financial statements and the schedule referred to below, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NS Group, Inc. and subsidiaries as of December 31, 2001 and September 30, 2000, and the results of their operations and their cash flows for the year ended December 31, 2001, the three-month period ended December 31, 2000, and the years ended September 30, 2000 and September 25, 1999 in conformity with accounting principles generally accepted in the United States.

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


                                                         /s/ ARTHUR ANDERSEN LLP
Cincinnati, Ohio                                             ARTHUR ANDERSEN LLP


February 5, 2002 (except for Note 17, as to which the date is March 15, 2002)

CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Three Months           Year Ended
                                                                        YEAR ENDED          Ended      ----------------------------
                                                                       DECEMBER 31,     December 31,   September 30,  September 25,
(In thousands, except per share amounts)                                   2001             2000           2000            1999
------------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                               $ 315,458        $ 73,357        $ 358,705      $ 200,424
COST OF PRODUCTS SOLD                                                     290,058          73,113          356,686        233,067
------------------------------------------------------------------------------------------------------------------------------------
  Gross profit (loss)                                                      25,400             244            2,019        (32,643)
SELLING AND ADMINISTRATIVE EXPENSES                                        19,982           5,204           20,585         16,664
RESTRUCTURING CHARGES                                                      55,585              --               --             --
------------------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)                                                 (50,167)         (4,960)         (18,566)       (49,307)

INVESTMENT INCOME (LOSS)                                                   (2,114)          1,169            3,147          5,829
INTEREST EXPENSE                                                          (10,342)         (2,804)         (11,745)       (11,551)
OTHER INCOME, NET                                                           2,788              56            2,526          3,746
------------------------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations
    before taxes and extraordinary items                                  (59,835)         (6,539)         (24,638)       (51,283)
PROVISION (BENEFIT) FOR INCOME TAXES                                       (3,917)         (2,474)            (590)        (4,517)
------------------------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations
    before extraordinary items                                            (55,918)         (4,065)         (24,048)       (46,766)
INCOME FROM DISCONTINUED OPERATIONS,
  NET OF INCOME TAXES                                                          --          10,955            1,149          1,213
------------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before extraordinary items                                (55,918)          6,890          (22,899)       (45,553)
EXTRAORDINARY ITEMS, NET OF INCOME TAXES                                      (59)            900               --         (3,837)
------------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                     $ (55,977)       $  7,790        $ (22,899)     $ (49,390)
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of taxes:
  Unrealized gain (loss) on investments                                     5,416            (840)          (1,634)          (950)
------------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income (loss)                                           $ (50,561)       $  6,950        $ (24,533)     $ (50,340)
------------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE - BASIC
  Income (loss) from continuing operations                              $   (2.68)       $  (0.19)       $   (1.11)     $   (2.14)
  Income from discontinued operations                                          --            0.52             0.05           0.06
  Extraordinary items, net of income taxes                                     --            0.04               --          (0.18)
------------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                     $   (2.68)       $   0.37        $   (1.06)     $   (2.26)
------------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE - DILUTED
  Income (loss) from continuing operations                              $   (2.68)       $  (0.19)       $   (1.11)     $   (2.14)
  Income from discontinued operations                                          --            0.51             0.05           0.06
  Extraordinary items, net of income taxes                                     --            0.04               --          (0.18)
------------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                     $   (2.68)       $   0.36        $   (1.06)     $   (2.26)
------------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                                    20,889          21,243           21,651         21,852
  Diluted                                                                  20,889          21,620           21,651         21,852


See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                     DECEMBER 31,  September 30,
(In thousands)                                          2001          2000
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------
CURRENT ASSETS
  Cash                                                 $   2,038    $     960
  Short-term investments                                  72,818       29,945
  Accounts receivable, less allowance for doubtful
    accounts of $1,121 and $617, respectively             23,161       58,077
  Inventories                                             55,329       70,850
  Operating supplies                                      10,033       17,200
  Deferred tax assets                                      3,015        4,429
  Other current assets                                       132        1,701
--------------------------------------------------------------------------------
    Total current assets                                 166,526      183,162
--------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, NET                        60,196      125,973
--------------------------------------------------------------------------------
LONG-TERM INVESTMENTS                                     16,833       22,010
--------------------------------------------------------------------------------
OTHER ASSETS                                               5,482        6,093
--------------------------------------------------------------------------------
ASSETS HELD FOR DISPOSAL                                  11,447           --
--------------------------------------------------------------------------------
NET ASSETS OF DISCONTINUED OPERATIONS                         --        8,099
--------------------------------------------------------------------------------
    Total assets                                       $ 260,484    $ 345,337
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts payable                                     $  14,303    $  34,608
  Accrued liabilities and other                           19,205       26,917
  Accrued restructuring liabilities                        6,295           --
  Current portion of long-term debt                           33          110
--------------------------------------------------------------------------------
    Total current liabilities                             39,836       61,635
--------------------------------------------------------------------------------
LONG-TERM DEBT                                            68,070       72,915
--------------------------------------------------------------------------------
DEFERRED TAXES                                             3,203        6,977
--------------------------------------------------------------------------------
OTHER LONG-TERM LIABILITIES                                5,713        4,965
--------------------------------------------------------------------------------
COMMON SHAREHOLDERS' EQUITY
  Common stock, no par value, 40,000 shares authorized   282,928      282,707
  Treasury stock                                         (35,578)     (23,644)
  Common stock options and warrants                          635          466
  Accumulated other comprehensive income (loss)             (842)      (5,418)
  Accumulated earnings (deficit)                        (103,481)     (55,266)
--------------------------------------------------------------------------------
    Common shareholders' equity                          143,662      198,845
--------------------------------------------------------------------------------
      Total liabilities and shareholders' equity       $ 260,484    $ 345,337
--------------------------------------------------------------------------------

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Three Months             Year Ended
                                                                          YEAR ENDED         Ended      ----------------------------
                                                                         DECEMBER 31,    December 31,   September 30,  September 25,
(In thousands)                                                               2001            2000            2000           1999
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                        $(55,977)       $  7,790        $(22,899)       $(49,390)
  Less: income from discontinued
    operations, net of income taxes                                              --          10,955           1,149           1,213
------------------------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations                                  (55,977)         (3,165)        (24,048)        (50,603)
  Adjustments to reconcile net income (loss)
    to net cash flows from operating activities:
      Depreciation and amortization                                          13,604           5,535          21,550          21,459
      Amortization of debt discount and finance costs                         1,077             525           1,141           1,206
      Impairment loss on investments                                          4,718              --              --              --
      Restructuring charges, including asset impairment                      42,820              --              --              --
      Loss on sales of securities                                               511              --           1,399             705
      Change in long-term deferred taxes                                     (2,360)         (2,426)         (1,461)         (3,683)
      Other, net                                                                367              (6)            (26)           (277)
      Changes in operating assets and liabilities:
        Accounts receivable, net                                             22,193          12,925         (23,052)         (3,787)
        Inventories                                                           3,155          10,382         (19,646)         10,126
        Other current assets                                                  1,332             691           4,609           5,223
        Accounts payable                                                        941         (22,118)         10,463             (35)
        Accrued liabilities                                                  (9,789)            883           4,484           4,294
        Restructuring liabilities                                             6,295              --              --              --
------------------------------------------------------------------------------------------------------------------------------------
          Net cash flows from operating activities                           28,887           3,226         (24,587)        (15,372)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                 (2,198)           (586)         (7,499)        (27,818)
  Proceeds from sales of assets held for disposal                             2,144              --              --              --
  Proceeds from sales of equipment                                               --              --              95             576
  Proceeds from sale of subsidiary                                               --          26,532              --              --
  Purchases of available-for-sale securities                                     --              --          (7,878)        (45,053)
  Maturities of available-for-sale securities                                    --              --          22,739          32,035
  Sales of available-for-sale securities                                      3,752             753          14,556          32,259
  Changes in other assets                                                       475               7             310            (191)
------------------------------------------------------------------------------------------------------------------------------------
          Net cash flows from investing activities                            4,173          26,706          22,323          (8,192)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of long-term debt                                                 (962)         (5,049)           (146)         (4,624)
  Proceeds from issuance of common stock                                        328              43           2,142             140
  Purchase of treasury stock                                                 (2,721)         (9,391)             --          (7,684)
------------------------------------------------------------------------------------------------------------------------------------
          Net cash flows from financing activities                           (3,355)        (14,397)          1,996         (12,168)
------------------------------------------------------------------------------------------------------------------------------------
Net cash flows from discontinued operations                                      --          (1,289)             68             365
Net increase (decrease) in cash and short-term investments                   29,705          14,246            (200)        (35,367)
CASH AND SHORT-TERM INVESTMENTS - BEGINNING OF PERIOD                        45,151          30,905          31,105          66,472
------------------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS - END OF PERIOD                            $ 74,856        $ 45,151        $ 30,905        $ 31,105
------------------------------------------------------------------------------------------------------------------------------------
Cash paid (received) for:
  Interest                                                                 $  9,362        $      4        $ 10,095        $ 10,309
  Income taxes                                                             $ (1,326)       $   (634)       $ (2,187)       $ (3,141)


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Accumulated
                                            Common Stock           Treasury Stock    Options       Other      Accumulated
                                       ----------------------    ------------------    and     Comprehensive   Earnings
(In thousands)                         Shares        Amount      Shares     Amount   Warrants  Income (Loss)   (Deficit)    Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 26, 1998            24,334       $ 279,886     1,354    $(15,992)   $ 898      $(2,834)    $  17,055    $279,013

Net loss                                                                                                        (49,390)    (49,390)
Unrealized loss on investments                                                                       (950)                     (950)
Purchase of treasury stock                                        1,563      (7,684)                                         (7,684)
Stock options plans                        14              73                             24           97
Exercise of common stock warrants          16              92                            (26)                                    66
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 25, 1999            24,364         280,051     2,917     (23,676)     896       (3,784)      (32,335)    221,152

Net loss                                                                                                        (22,899)    (22,899)
Unrealized loss on investments                                                                     (1,634)                   (1,634)
Stock options plans                       165           1,558                             62                                  1,620
Exercise of common stock warrants         250           1,098      (151)         32     (492)                       (32)        606
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000            24,779         282,707     2,766     (23,644)     466       (5,418)      (55,266)    198,845

Net income                                                                                                        7,790       7,790
Unrealized loss on investments                                                                       (840)                     (840)
Purchase of treasury stock                                        1,092      (9,392)                                         (9,392)
Stock options plans                         7              43        --           1       31                                     75
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000             24,786         282,750     3,858     (33,035)     497       (6,258)      (47,476)    196,478

Net loss                                                                                                        (55,977)    (55,977)
Unrealized gain on investments                                                                        187                       187
Reclassification of investment
  losses to income statement                                                                        5,229                     5,229
Purchase of treasury stock                                          376      (2,721)                                         (2,721)
Stock option plans                         73             178       (20)        178      138                        (28)        466
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001             24,859       $ 282,928     4,214    $(35,578)   $ 635      $  (842)    $(103,481)   $143,662
-----------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of NS Group, Inc. (the Company) and its wholly-owned subsidiaries: Newport Steel Corporation (Newport), Koppel Steel Corporation (Koppel), Erlanger Tubular Corporation (Erlanger), and Northern Kentucky Management, Inc. All significant intercompany accounts and transactions have been eliminated.

     Pursuant to Accounting Principles Board Opinion No. 30, the consolidated financial statements of NS Group, Inc. have been restated to reflect the disposition of Imperial Adhesives, Inc. (Imperial) which was sold in October 2000. Accordingly, the revenues, cost and expenses, assets and liabilities, and cash flows of Imperial have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported as "Income from discontinued operations"; as "Net assets of discontinued operations"; and as "Net cash flows from discontinued operations". See Note 3 for additional information.

CHANGE IN FISCAL YEAR-END

     The Company's fiscal years prior to October 1, 2000 ended on the last Saturday of September. On November 20, 2000, the Company announced that it had changed its fiscal year-end to a calendar year ending on December 31. As a result of the fiscal year-end change, the period from October 1, 2000 through December 31, 2000 (the "Transition Period") preceded the start of the 2001 calendar year. The results previously reported for the fiscal years from September 26, 1999 through September 30, 2000, and from September 27, 1998 through September 25, 1999 are referred to in these statements as fiscal 2000 and fiscal 1999, or as the years ended in September 2000 or September 1999, respectively. Fiscal 2000 contained fifty-three weeks.

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

INVESTMENTS

     Short-term investments consist primarily of money market mutual funds, commercial paper and U.S. treasury securities, for which market value approximates cost. Included in short-term investments at December 31, 2001 is $2.5 million held in trust for the payment of environmental remediation costs of the Wilder, Kentucky landfill.

     Long-term investments consist of corporate bonds and a retained equity investment in a former subsidiary of the Company which are classified as available for sale and carried at fair value, based on quoted market prices. Realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available for sale securities are included, net of tax, in accumulated other comprehensive income (loss) within common shareholders' equity until sold.

     All long-term investments are periodically reviewed to determine if declines in fair value below cost basis are other-than-temporary. Significant and sustained decreases in quoted market prices, a series of historic and projected operating losses by the investee or other factors are considered as part of the review. If the decline in fair value has been determined to be other-than-temporary, an impairment loss is recorded in investment income and the individual security is written down to a new cost basis. During the fourth quarter of 2001, management determined that the decline on certain long-term investments was other-than-temporary. As a result, the Company recognized impairment losses of $6.2 million, which reduced net income by $4.7 million, or $0.23 per diluted share. Other comprehensive income (loss), net of applicable income taxes, if any, consists of the following:

-------------------------------------------------------------------------------------------------
                                                    Three Months
                                       YEAR ENDED       Ended        Year Ended      Year Ended
                                      DECEMBER 31,   December 31,   September 30,   September 29,
(In thousands)                            2001           2000           2000            1999
-------------------------------------------------------------------------------------------------
Net unrealized holding
  gains (losses) for the period          $  187         $(840)        $(3,033)       $(1,655)
Reclassification adjustment for
  impairment loss included in income,
  net of income taxes                     4,718             -               -              -
Reclassification adjustment for
   losses realized in income                511             -           1,399            705
-------------------------------------------------------------------------------------------------
Other comprehensive income (loss)        $5,416         $(840)        $(1,634)       $  (950)
-------------------------------------------------------------------------------------------------

INVENTORIES

     Inventories are stated at the lower of FIFO (first-in, first-out) cost or market, or the lower of average cost or market. Inventory costs include labor, material and manufacturing overhead.

     Inventories consist of the following:
          ----------------------------------------------------------------
                                               DECEMBER 31,  September 30,
          (In thousands)                           2001          2000
          ----------------------------------------------------------------
          Raw materials                           $ 9,358      $10,133
          Semi-finished and finished products      45,971       60,717
          ----------------------------------------------------------------
                                                  $55,329      $70,850
          ----------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

     Property, plant and equipment are stated on a cost basis. For financial reporting purposes, plant and equipment are depreciated on a straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for equipment renewals, which extend the life or increase the productivity or capacity of an asset, are capitalized. See Note 2 regarding asset write-downs and reclassifications as a result of the Company's restructuring initiatives.

Property, plant and equipment consist of the following:

           ----------------------------------------------------------
                                         DECEMBER 31,   September 30,
           (In thousands)                   2001            2000
           ----------------------------------------------------------
           Land and buildings             $  24,956       $  29,668
           Machinery and equipment          167,749         299,143
           Construction in progress           1,702           1,367
           ----------------------------------------------------------
                                            194,407         330,178
           Accumulated depreciation        (134,211)       (204,205)
           ----------------------------------------------------------
                                          $  60,196       $ 125,973
           ----------------------------------------------------------


TREASURY STOCK

     The Company's repurchases of shares of common stock are recorded as treasury stock at cost and result in a reduction of common shareholders' equity. When treasury shares are reissued, the Company uses average cost to value treasury shares and any excess of average cost over reissuance price is treated as a reduction of retained earnings. The Company purchased 376,300 shares in the open market for $2.3 million in the year ended December 31, 2001. During the Transition Period, the Company purchased 1.1 million of its shares for $9.4 million. The Company did not purchase any of its common shares during fiscal 2000, but did purchase 1.6 million shares for $7.7 million in fiscal 1999. See
Note 10 for further discussion of treasury stock transactions.

REVENUE RECOGNITION

     The Company records revenue from product sales when the product is shipped from its facilities and risk of loss and the title has passed to the customer or, at the customer's request, the goods are set aside in storage and are paid for in full. For transactions where we have not obtained customer acceptance, revenue is deferred until the terms of the acceptance are satisfied.

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

EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive equivalents, which, for the Company, includes stock options and warrants only. Because the Company reported net losses in 2001, fiscal 2000 and fiscal 1999, potentially dilutive securities of 2.2 million, 2.2 million, and 0.6 million shares, respectively, were not included in the computation of diluted earnings per share because they would be antidilutive.

RECLASSIFICATIONS

     In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company changed its accounting for freight in the quarter ended December 31, 2000. EITF 00-10 requires that a seller of goods should classify in the income statement amounts billed to a customer for shipping and handling as revenue and costs incurred for shipping and handling as an expense. One of the Company's subsidiaries had reported shipping charges billed to customers as revenue, net of the actual costs incurred. The Company now reports the actual costs incurred to ship its products as a component of cost of sales and prior period amounts have been reclassified to conform to the current year presentation. This change had no effect on the Company's gross profit margins and the effect on the Company's reported revenues and cost of sales for prior periods was not material.

     In addition to the reclassification of freight costs, certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2: RESTRUCTURING CHARGES

     During the quarter ended March 31, 2001, the Company implemented restructuring initiatives involving certain operations of its business. One initiative was to purchase hot-rolled coils rather than manufacture them at the Company's welded tubular operations. As a result, the Company discontinued the production of hot-rolled coils and closed its melt shop and hot strip mill operations at its welded tubular facilities in Wilder, Kentucky, effective March 31, 2001. In addition, the Company decided to exit the special bar quality business by June 30, 2001, which was operated from its Koppel, Pennsylvania facility.

     Consequently, in the first quarter of 2001, the Company recorded $55.6 million of restructuring charges, $43.4 million of which were non-cash charges. The non-cash charges represent primarily asset impairment losses resulting from the write-downs of the book value of machinery, equipment and related spare parts inventories to be sold. The asset impairment loss was determined based upon an independent appraisal. In addition, a $0.6 million write-down of special bar quality finished goods inventories was included in costs of products sold.

     Following is a summary of the accrued restructuring liabilities and activity through December 31, 2001:

--------------------------------------------------------------------------------
                                                        FACILITY
                                         EMPLOYEE       CLOSING
(in thousands)                          SEPARATION      AND OTHER        TOTAL
--------------------------------------------------------------------------------
Initial reserves                         $ 4,941        $ 7,824        $ 12,765
Cash payments                             (4,238)        (2,232)         (6,470)
Accruals (reversals)                        (548)           548              --
-------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001               $   155        $ 6,140        $  6,295
-------------------------------------------------------------------------------


     In 2001, the Company paid severance related to the 205 hourly and 65 salaried employees whose positions were eliminated by the restructuring. The restructuring liabilities for facility closing and other costs consist primarily of estimated cancellation costs of operating contracts and environmental remediation costs. Payments for employee benefits, contract cancellation costs and environmental costs are expected to be made in 2002.

     Assets related to the closed operations, consisting of machinery and equipment, related raw materials, spare parts and supply inventories, are classified as Assets Held for Disposal in the Company's December 31, 2001 consolidated balance sheet. The assets are being actively marketed by an outside broker and through December 31, 2001, the Company has received $2.1 million in proceeds from sales of these assets, primarily from the sale of steel scrap raw material, which approximated the net book value of the assets.

NOTE 3: DISCONTINUED OPERATIONS

     On October 12, 2000, pursuant to a stock purchase agreement dated September 13, 2000, the Company sold its investment in its wholly-owned subsidiary, Imperial Adhesives, Inc. for $26.7 million in cash. The Company recognized a $13.3 million pre-tax gain in the quarter ended December 31, 2000, which increased net income by $10.9 million.

     The Company and the buyer entered into various agreements that provide, among other things, that the Company will indemnify the buyer for certain matters, including certain environmental contingencies. Accrued liabilities associated with these matters were $1.9 million at December 31, 2001. See Note 11 for further discussion of environmental contingencies.

NOTE 4: BUSINESS SEGMENT INFORMATION

     The Company has historically reported its operations in two reportable segments. The Company's Energy Products Segment consists primarily of (i) welded and seamless tubular goods used primarily in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); and (ii) line pipe used in the transmission of oil, natural gas and other fluids. The Energy Products Segment reflects the aggregation of two business units which have similar products and services, manufacturing processes, customers and distribution channels and is consistent with both internal management reporting and resource and budgetary allocations. The Company's Industrial Products Segment consisted of Special Bar Quality (SBQ) products used primarily in the manufacture of heavy industrial equipment. As discussed in Note 2, the Company exited the SBQ business and as such, the assets of this segment at December 31, 2001 are classified as Assets Held for Disposal.

     The Company evaluates performance and allocates resources on operating income before interest and income taxes. The accounting policies of the reportable segments are the same as those described in Note 1. Corporate assets are primarily cash, investments, and income tax assets. Corporate expenses are general and administrative overhead costs.

     The operations of the segments are conducted principally in the United States. The Company grants trade credit to customers, the most significant of which are distributors serving the oil and natural gas exploration and production industries which purchase tubular steel products from the Energy Products Segment. Sales to a customer of the Company's energy products, accounted for approximately 16%, 18% and 14%, respectively, of total Energy Products Segment sales for 2001, the Transition Period and fiscal 2000. The following table sets forth selected financial information by reportable business segment for 2001, the Transition Period and fiscal 2000 and fiscal 1999.


------------------------------------------------------------------------------------------------------------------------------------
                                                             ENERGY            INDUSTRIAL
(in thousands)                                               PRODUCTS            PRODUCTS            CORPORATE             TOTAL
------------------------------------------------------------------------------------------------------------------------------------
2001
  Net sales                                                 $ 305,609            $  9,849            $       --           $ 315,458
  Operating income (loss)
    before restructuring charges                            $  17,029            $ (3,714)           $  (7,897)           $   5,418
      Restructuring charges                                   (45,329)             (9,055)              (1,201)             (55,585)
------------------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)                                   $ (28,300)           $(12,769)           $  (9,098)           $ (50,167)
------------------------------------------------------------------------------------------------------------------------------------
  Assets                                                    $ 162,295            $  1,186            $  97,003            $ 260,484
  Depreciation and amortization                                12,663                 941                   --               13,604
  Capital expenditures                                          2,198                  --                   --                2,198
------------------------------------------------------------------------------------------------------------------------------------
Transition Period
------------------------------------------------------------------------------------------------------------------------------------
  Net sales                                                 $  67,503            $  5,854            $      --            $  73,357
  Operating income (loss)                                        (341)             (3,001)              (1,618)              (4,960)
  Assets                                                      216,783              26,636               75,507              318,926
  Depreciation and amortization                                 4,688                 847                   --                5,535
  Capital expenditures                                            586                  --                   --                  586
------------------------------------------------------------------------------------------------------------------------------------
Fiscal 2000
------------------------------------------------------------------------------------------------------------------------------------
  Net sales                                                 $ 302,583            $ 56,122            $      --            $ 358,705
  Operating income (loss)                                      (5,527)             (6,645)              (6,394)             (18,566)
  Assets                                                      240,250              30,895               74,192              345,337
  Depreciation and amortization                                18,294               3,256                   --               21,550
  Capital expenditures                                          7,243                 256                   --                7,499
------------------------------------------------------------------------------------------------------------------------------------
Fiscal 1999
------------------------------------------------------------------------------------------------------------------------------------
  Net sales                                                 $ 145,493            $ 54,931            $      --            $ 200,424
  Operating income (loss)                                     (42,854)             (2,707)              (3,746)             (49,307)
  Assets                                                      204,454              38,551              110,593              353,598
  Depreciation and amortization                                17,672               3,787                   --               21,459
  Capital expenditures                                         26,598               1,220                   --               27,818
------------------------------------------------------------------------------------------------------------------------------------

NOTE 5: ACCRUED LIABILITIES AND OTHER

     Accrued liabilities and other consist of the following:

     ------------------------------------------------------------------------
                                                  December 31,  September 30,
     (In thousands)                                  2001           2000
     ------------------------------------------------------------------------
     Accrued payroll and payroll related items      $ 5,752       $ 7,581
     Accrued interest                                 4,260         2,176
     Deferred revenue                                 3,088        12,095
     Accrued environmental remediation                1,969         1,500
     Workers' compensation                            1,956         1,482
     Other                                            2,180         2,083
     ------------------------------------------------------------------------
                                                    $19,205       $26,917
     ------------------------------------------------------------------------


NOTE 6:  LONG-TERM INVESTMENTS

     At December 31, 2001 and September 30, 2000, the Company's long-term investments, which are all classified as available for sale, consist of the following:

     ------------------------------------------------------------------------
                                           Gross Unrealized
                           Amortized      -----------------        Market
     (In thousands)          Cost         Gains      Losses        Value
     ------------------------------------------------------------------------
     December 31, 2001
     ------------------------------------------------------------------------
     Corporate bonds         $17,465      $187      $  (983)      $16,669
     Equity securities       $   400      $ --      $  (236)      $   164

     ------------------------------------------------------------------------
     September 30, 2000
     ------------------------------------------------------------------------
     Corporate bonds         $24,249      $ --      $(2,889)      $21,360
     Equity securities       $ 4,800      $ --      $(4,150)      $   650


     At December 31, 2001, scheduled maturities of the Company's investments in long-term debt securities were as follows:

     ------------------------------------------------------------------------
                                   Average Year   Amortized       Market
     (In thousands)                  End Rate       Cost          Value
     ------------------------------------------------------------------------
     1 to 5 years                      9.76%       $ 3,576       $ 3,392
     After five years                  9.06%        13,889        13,277
     ------------------------------------------------------------------------
                                                   $17,465       $16,669
     ------------------------------------------------------------------------

     Gross realized gains and losses were as follows:

     -------------------------------------------------------------------------
                                     Three Months
                         YEAR ENDED     Ended        Year Ended     Year Ended
                        DECEMBER 31,  December 31,  September 30,  September 25,
     (In thousands)        2001          2000           2000           1999
     --------------------------------------------------------------------------
     Realized gains        $ 69         $  --          $  134        $179
     Realized losses       $580         $  --          $1,533        $884
     --------------------------------------------------------------------------

     In addition, please see Note 1 - Investments regarding the impairment losses on investments which the Company recognized in 2001.


NOTE 7: LONG-TERM DEBT AND CREDIT FACILITY

     Long-term debt of the Company consists of the following:

     ---------------------------------------------------------------------------
                                                     DECEMBER 31,  September 30,
     (In thousands)                                     2001           2000
     ---------------------------------------------------------------------------
     13.5% senior secured notes due July 15, 2003
       (Notes), interest due semi-annually, secured
       by property, plant and equipment (net of
       unamortized discount of $1,214 and $2,303,
       respectively)                                     $67,554     $72,355

     Other                                                   549         670
     ---------------------------------------------------------------------------
                                                          68,103      73,025
     Less current portion                                    (33)       (110)
     ---------------------------------------------------------------------------
                                                         $68,070     $72,915
     ---------------------------------------------------------------------------


     The Notes are unconditionally guaranteed in full, jointly and severally, by each of the Company's subsidiaries and are secured by substantially all of the Company's property, plant and equipment. The indenture relating to the Notes contains a number of restrictive covenants including, among other things, limitations on the ability of the Company to incur additional indebtedness; create liens; make certain restricted payments, including dividends; engage in certain transactions with affiliates; engage in sale and leaseback transactions; dispose of assets; issue or sell stock of its subsidiaries; enter into agreements that restrict the ability of its subsidiaries to pay dividends and make distributions; engage in mergers, consolidations and transfers of substantially all of the Company's assets; and make certain investments, loans and advances. The Notes may be redeemed at the option of the Company, at any time, in whole or in part, currently at a price of approximately 102% of par, declining to par on July 15, 2002.

     In the first quarter 2001, the Company purchased $0.9 million in principal amount of its Notes in an open market transaction. In connection with the purchase of the Notes, the Company recorded an extraordinary charge of $0.1 million for the premium incurred and write-off of associated original discount and deferred finance charges. During the

Transition Period, the Company purchased $5.0 million in principal amount of its Notes in open market transactions. In connection with the purchases, the Company recorded an extraordinary charge of $0.3 million, net of $0.1 million of applicable income tax benefit, or $0.02 per basic and diluted share, for the premium incurred and write-off of associated original discount and deferred finance charges. In fiscal 1999, the Company purchased $4.0 million in principal amount of its Notes on the open market. The purchase resulted in an extraordinary charge of $0.4 million, net of applicable income tax benefit of $0.1 million, or $0.02 per basic and diluted share.

     At December 31, 2001 there were no borrowings on the Company's credit facility and approximately $2.2 million of the facility was utilized to collateralize letters of credit. In March 2002, the Company amended its credit facility. Reference is made to Note 17: Subsequent Event, for further information.

     Annual long-term debt maturities for each of the next five years are less than $0.1 million except for the $68.8 million of our senior notes that come due in 2003.


NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Cash and short-term investments--The carrying amount approximates fair value because of the short maturity of these instruments.

     Long-term investments--The carrying amount is fair value which is based upon quoted market prices.

     Long-term debt--The fair value of the Company's Notes represents their trading price as of December 31, 2001. The fair value of other long-term debt was estimated by calculating the present value of the remaining interest and principal payments on the debt to maturity. The present value computation uses a discount rate based upon current market rates.

     The carrying amount and fair value of the Company's financial instruments are as follows:

                                       DECEMBER 31, 2001    September 30, 2000
      --------------------------------------------------------------------------
                                      CARRYING    FAIR      CARRYING     FAIR
      (In thousands)                   AMOUNT     VALUE      AMOUNT      VALUE
      --------------------------------------------------------------------------
      Cash and short-term investments  $74,856    $74,856    $30,905    $30,905
      Long-term investments             16,833     16,833     22,010     22,010
      Long-term debt                    68,070     70,946     72,915     77,092
      --------------------------------------------------------------------------

NOTE 9: PREFERRED STOCK

     The Company's authorized stock includes two million shares of Class A Preferred Stock, issuable in one or more series. The rights, preferences, privileges and restrictions of any series of Class A Preferred Stock; the number of shares constituting any such series and the designation thereof, are subject to determination by the Board of Directors.

     One million shares of the Class A Preferred Stock has been designated as Series B Junior Participating Preferred Stock, par value $10 per share, in connection with a Shareholder Rights Plan (Plan) adopted in November 1998. Pursuant to the Plan, one Preferred Stock Purchase Right (Right) is attached to each outstanding share of common stock of the Company.

     The Plan includes provisions which are intended to protect shareholders against certain unfair and abusive takeover attempts by anyone acquiring or tendering for 20% or more of the Company's common stock. The Company may redeem the Rights for one-half cent per Right at any time before a 20% position has been acquired. The Rights expire in November 2008.


NOTE 10:  STOCK OPTIONS AND WARRANTS

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

     Nonqualified stock options become exercisable according to a vesting schedule determined at the grant date and expire no later than ten years after grant. Nonqualified stock option grants during 2001 and fiscal 2000 were granted at exercise prices approximating the market price on the date of grant. During fiscal 1999, nonqualified stock options were granted at exercise prices that were approximately 87% of the market price on the date of grant. A summary of transactions in the plans follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                 Three
                                         YEAR ENDED           Months Ended             Year Ended                Year Ended
                                        DECEMBER 31,           December 31,           September 30,            September 25,
                                            2001                   2000                   2000                     1999
----------------------------------------------------------------------------------------------------------------------------------
                                                   AVERAGE              Average                 Average                  Average
                                                  EXERCISE              Exercise                Exercise                 Exercise
                                      SHARES       PRICE      Shares     Price       Shares       Price      Shares        Price
----------------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of period    2,005,021     $11.89    2,061,609    $11.89     1,750,629     $ 9.41   1,378,114       $10.67
       Granted                        206,250       8.30           --        --       695,100      17.45     552,000         7.31
       Expired                       (146,878)     15.18      (49,278)    10.42      (188,730)     14.28    (158,075)       13.32
       Exercised                     (180,574)      7.28       (7,310)     6.15      (195,390)      7.01     (21,410)        7.55
----------------------------------------------------------------------------------------------------------------------------------
Outstanding, end of period          1,883,819     $11.75    2,005,021    $11.89     2,061,609     $11.89   1,750,629      $  9.41
----------------------------------------------------------------------------------------------------------------------------------
Exercisable, end of period            670,582     $ 9.01      516,166    $ 7.04       537,474     $ 7.17     538,157      $  6.81
----------------------------------------------------------------------------------------------------------------------------------
Available for grant                   572,006                 631,378                 582,100                938,470
----------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value
   of options granted                             $ 8.41                 $   --                   $12.00                  $  5.96
----------------------------------------------------------------------------------------------------------------------------------


     The Company accounts for these plans in accordance with the intrinsic value method. Under this method, compensation cost is recognized over the vesting period for any difference between the option price and the market price at the date of grant. Compensation cost for these plans was not material for 2001, the Transition Period, fiscal 2000 or fiscal 1999. Unrecognized compensation costs associated with prior grants that will be recognized in future periods is $0.3 million at December 31, 2001.

     Pro forma net income (loss) and per share amounts computed as if the Company had accounted for option grants on the fair value method would have been as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                    Three Months
                                                    Year Ended         Ended            Year Ended      Year  Ended
                                                   December 31,      December 31,      September 31,   September 25,
(In thousands, except per share amounts)               2001            2000                 2000           1999
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    $(59,804)          $6,836           $(25,534)        $(50,570)
Basic earnings (loss) per share                         (2.86)            0.33              (1.18)           (2.31)
Diluted earnings (loss) per share                       (2.86)            0.32              (1.18)           (2.31)

     The fair values of the granted options were determined using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, fiscal 2000 and fiscal 1999, respectively; no common stock dividends; expected volatility of 75%, 63% and 58%; risk-free interest rates of 5.1%, 6.7% and 6.1%; and expected life of 7 years, 8 years and 7 years. There were no stock option grants in the Transition Period.

     A summary of information about stock options outstanding at December 31, 2001 follows:

------------------------------------------------------------------------------------------------------
                          Options Outstanding                             Options Exercisable
------------------------------------------------------------------------------------------------------
                                                Average          Average                      Average
              Range of                         Exercise         Remaining                     Exercise
          Exercise Prices         Shares         Price            Life        Shares           Price
------------------------------------------------------------------------------------------------------
     $  2.63 -  $ 7.25           177,969        $  4.67            3.2        169,769          $  4.73
     $  7.30 -  $13.44           763,050           7.65            8.0        312,000             7.51
     $14.38  -  $19.09           942,800          16.40            7.6        188,813            15.35
------------------------------------------------------------------------------------------------------
                               1,883,819         $11.75            7.3        670,582          $  9.01
------------------------------------------------------------------------------------------------------


     In the first quarter of 2001, treasury stock was acquired in consideration for common shares issued as a result of cashless stock option transactions. The options were exercisable at prices ranging from $3.75 to $14.375 per share for 131,733 common shares of the Company, resulting in the issuance of 44,241 common shares. In connection with the transactions, the Company incurred $0.4 million of costs which was included in the cost of treasury shares.

     In the third quarter of fiscal 2000, warrants exercisable at a price of $8.00 per share for 272,481 common shares of the Company were exercised on a cashless basis resulting in the issuance of 151,125 treasury shares. At December 31, 2001, the Company had common stock warrants outstanding, exercisable for approximately 187,000 shares of the Company's common stock at a price of $4.00 per share. The warrants expire July 15, 2003.


NOTE 11:  COMMITMENTS AND CONTINGENCIES

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

     The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to workers' compensation, health care and product liability coverages (each of which is self-insured to certain levels), as well as commercial and other matters. The Company accrues for the cost of such matters when the incurrence of such costs is probable and can be reasonably estimated. Based upon its evaluation of available information, management does not believe that any such matters will have, individually or in the aggregate, a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

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

     In late 2001, the U.S. Environmental Protection Agency (EPA) designated Imperial Adhesives, Inc., a former subsidiary of the Company, as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by an independent operator. A preliminary study of the site is in its early stages. Consequently, it is too early to determine the Company's liability exposure. We believe, however, that the reasonably foreseeable resolution of this matter will not have a material adverse effect on our financial statements.

     As with other steel mills in the industry, the Company operates a steel mini-mill that produces dust which contains lead, cadmium and chromium, and is classified as a hazardous waste. Dust produced by its electric arc furnace operation is collected through emission control systems and recycled at EPA-approved facilities.

     In two separate incidents occurring in fiscal 1993 and 1992, radioactive substances were accidentally melted at the Company's welded tubular facility, resulting in the contamination of a quantity of electric arc furnace dust. The dust has been recycled at an EPA-approved facility. The estimated costs associated with these incidents were recorded as extraordinary items. Such estimates had been adjusted periodically to reflect the most current information. In the second quarter of fiscal 1999, the Company recorded an additional $4.3 million in disposal costs and an additional $0.9 million of expected insurance recoveries in connection with its efforts to dispose of the dust. These amounts were recorded as an extraordinary charge of $3.4 million. During the quarter ended December 31, 2000, the Company received final regulatory notice of clean closure and no further costs are expected to be incurred. Therefore, the Company removed the remaining accrual for these costs in the quarter and recorded an extraordinary credit of $1.2 million, net of income taxes of $0.3 million, or $0.06 per basic and diluted share.

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

NOTE 12: EMPLOYEE BENEFITS PLAN

     The Company has established various profit sharing plans at the operating companies which are based on the earnings of the respective companies. Generally, the plans require mandatory contributions at a specified percentage of pretax profits (with certain guaranteed minimums based on hours worked) for the bargaining unit employees, and discretionary contributions for salaried employees. The Company also has defined contribution plans covering substantially all of its employees.

     The Company also has a non-qualified deferred compensation plan for certain employees. The plan provides that upon the employee's retirement, monthly payments based on a percentage of the employee's salary will be paid for life, with payments for a minimum of ten years. These benefits do not vest until retirement. The liabilities under this plan are being accrued over the remaining working life of the employee. As of December 31, 2001 and September 30, 2000, the Company had accrued liabilities for benefits payable under this plan of $6.4 million and $5.5 million, respectively. In addition, concurrent with a change of control of the Company, amounts that are sufficient to pay each employee the benefits to which the employee would be entitled under the agreement, would be required to be funded by the Company.

     The expense for all plans was approximately $2.2 million, $0.3 million, $2.4 million and $1.0 million in 2001, the Transition Period, fiscal 2000 and fiscal 1999, respectively.


NOTE 13: INCOME TAXES

     The provision (benefit) for income taxes, including $2.4 million, $0.7 million and $0.8 million allocated to discontinued operations in the Transition Period, fiscal 2000 and fiscal 1999, respectively, and $0.2 million and ($0.1) million allocated to extraordinary items in the Transition Period and fiscal 1999, respectively, consists of the following:

------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months
                                                      Year Ended           Ended             Year Ended           Year Ended
                                                     December 31,       December 31,        September 30,        September 25,
(In thousands)                                           2001               2000                2000                  1999
------------------------------------------------------------------------------------------------------------------------------
Current                                                $    --               $ 174               $ 658               $(2,917)
------------------------------------------------------------------------------------------------------------------------------
Deferred                                                (3,917)                 (1)               (514)                 (919)
------------------------------------------------------------------------------------------------------------------------------
Provision (benefit) for
   income taxes                                        $(3,917)              $ 173               $ 144               $(3,836)
------------------------------------------------------------------------------------------------------------------------------

     The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss), including extraordinary items and discontinued operations, before income taxes for the following reasons:

----------------------------------------------------------------------------------------------------------------------
                                                                   Three Months
                                                   YEAR ENDED          Ended            Year Ended         Year Ended
                                                  DECEMBER 31,      December 31,       September 30,     September 25,
(In thousands)                                       2001               2000              2000               1999
----------------------------------------------------------------------------------------------------------------------
Income tax provision (benefit)
  at statutory tax rate of 35%                     $(20,963)          $ 2,786           $ (7,964)          $(18,629)
Change in taxes resulting from:
   State income taxes, net of
      federal effect                                 (1,947)              398             (1,158)              (334)
   Change in valuation allowance                     17,010            (2,550)            10,773             15,603
   Rate differential on reclassification
     of other comprehensive income                      899                --                 --                 --
   Other, net                                         1,084              (461)            (1,507)              (476)
----------------------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes               $ (3,917)          $   173           $    144           $ (3,836)
----------------------------------------------------------------------------------------------------------------------


     The following represents the components of deferred tax liabilities and assets at December 31, 2001 and September 30, 2000:

-----------------------------------------------------------------------------------------------------
                                                                December 31,            September 30,
(In thousands)                                                     2001                     2000
-----------------------------------------------------------------------------------------------------
Deferred tax liabilities:
     Property, plant and equipment                               $  2,618                    $ 22,183
     Other items                                                       --                         115
-----------------------------------------------------------------------------------------------------
                                                                    2,618                      22,298
Deferred tax assets:
     Reserves and accruals                                          9,500                       7,849
     Net operating tax loss carryforward                           32,214                      36,711
     Alternative minimum tax and other
       tax credit carryforwards                                     3,370                       3,155
     Unrealized loss on investments                                 1,722                       2,612
     Other items                                                      934                         273
-----------------------------------------------------------------------------------------------------
                                                                   47,740                      50,600
     Valuation allowance                                          (45,310)                    (30,850)
-----------------------------------------------------------------------------------------------------
        Net deferred tax assets                                     2,430                      19,750
-----------------------------------------------------------------------------------------------------
Net deferred tax liability                                       $    188                    $  2,548
-----------------------------------------------------------------------------------------------------


     For federal income tax purposes, the Company has alternative minimum tax credit carryforwards of approximately $3.2 million, which are not limited by expiration dates, and net operating tax loss carryforwards of approximately $91.0 million, which expire beginning in 2008. The Company has recorded deferred tax assets related to these carryforwards, net of a deferred tax asset valuation allowance. In estimating the amount of the valuation allowance required, the Company has considered future taxable income related to the reversal of temporary differences in the tax financial reporting basis of assets and liabilities.

     A director of the Company who resigned in July 2000 has a controlling interest in a company which purchases secondary and limited service tubular products from Newport. Sales to this customer were approximately $16.9 million and $11.1 million in fiscal 2000 and fiscal 1999, respectively. Trade receivables from this customer were $0.9 million at September 30, 2000.

NOTE 15:  QUARTERLY FINANCIAL DATA
                (Unaudited)

     Quarterly results of operations for the year ended December 31, 2001 and the fiscal year ended September 30, 2000 were as follows:

-----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)                       First               Second              Third              Fourth
 2001                                                          Quarter             Quarter             Quarter            Quarter
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                    $   82,114          $   102,727         $   78,908          $   51,709
Gross profit (loss)                                               7,397               15,459              5,056              (2,512)
Income (loss) before extraordinary items                        (54,398)               8,895               (441)             (9,974)
Net income (loss)                                               (54,457)               8,895               (441)             (9,974)

Net income (loss) per common share
   before extraordinary items
      Basic                                                       (2.60)                0.42              (0.02)              (0.48)
      Diluted                                                     (2.60)                0.41              (0.02)              (0.48)
Net income (loss) per common share
      Basic                                                       (2.60)                0.42              (0.02)              (0.48)
      Diluted                                                     (2.60)                0.41              (0.02)              (0.48)
-----------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------
                                                              First              Second              Third             Fourth
2000                                                          Quarter            Quarter             Quarter           Quarter
------------------------------------------------------------------------------------------------------------------------------
Net sales                                                     $ 76,076           $ 90,277           $ 96,655           $95,697
Gross profit (loss)                                             (7,058)              (601)               980             8,698
Income (loss) from continuing operations,
  before extraordinary items                                   (13,099)            (8,537)            (4,577)            2,165
Income from discontinued operations,
  net of income taxes                                              165                360                460               218
Net income (loss)                                              (12,934)            (8,231)            (4,117)            2,383

Net income (loss) per common share
   from continuing operations
      Basic                                                      (0.61)             (0.40)             (0.21)             0.11
      Diluted                                                    (0.61)             (0.40)             (0.21)             0.10
Net income (loss) per common share
      Basic                                                      (0.60)             (0.38)             (0.19)             0.11
      Diluted                                                    (0.60)             (0.38)             (0.19)             0.10
------------------------------------------------------------------------------------------------------------------------------


     Reference is made to Note 1: Summary of Significant Accounting Policies - Investments, regarding impairment losses in the fourth quarter of 2001. Also see
Note 2: Restructuring Charges, regarding restructuring charges in the first quarter of 2001 and Note 3: Discontinued Operations which affected the fourth quarter of 2000. Reference is also made to Note 7: Long-term Debt and Credit Facility, and Note 11: Commitments and Contingencies for a discussion of extraordinary items in the first quarter of 2001 and the fourth quarter of 2000.

NOTE 16: SUPPLEMENTARY INFORMATION CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (UNAUDITED)

     The Company's Notes are unconditionally guaranteed in full, jointly and severally, by each of the Company's subsidiaries (Subsidiary Guarantors), each of which is wholly-owned. Set forth below are the condensed consolidating financial statements of NS Group, Inc. and the Subsidiary Guarantors. The Subsidiary Guarantors include all subsidiaries of the Company (Newport Steel Corporation, Koppel Steel Corporation, Erlanger Tubular Corporation and Northern Kentucky Management, Inc.). Separate financial statements and other disclosures relating to the Guarantor Subsidiaries have not been presented because management has determined that this information would not be material.

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

                         NS Group, Inc. and Subsidiaries
                 Unaudited Condensed Consolidating Balance Sheet
                                December 31, 2001

-----------------------------------------------------------------------------------------------------------------------------
                                                                           GUARANTOR
(In thousands)                                           PARENT           SUBSIDIARIES         ELIMINATIONS      CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------
Cash and investments                                    $  72,206           $   2,650           $      --           $  74,856
Accounts receivable                                           655              22,506                  --              23,161
Inventories                                                    --              55,329                  --              55,329
Other current assets                                        4,696               8,484                  --              13,180
-----------------------------------------------------------------------------------------------------------------------------
       Total current assets                                77,557              88,969                  --             166,526

Property, plant & equipment                                    --             194,407                  --             194,407
Accumulated depreciation                                       --            (134,211)                 --            (134,211)
Long-term investments                                      16,669                 164                  --              16,833
Investment in subsidiaries                                (60,247)                 --              60,247                  --
Intercompany, net                                         191,363                  --            (191,363)                 --
Other assets                                                2,777               2,705                  --               5,482
Assets held for disposal                                       --              11,447                  --              11,447
-----------------------------------------------------------------------------------------------------------------------------
       Total assets                                     $ 228,119           $ 163,481           $(131,116)          $ 260,484
-----------------------------------------------------------------------------------------------------------------------------

Accounts payable                                        $     265           $  14,038           $      --           $  14,303
Accrued liabilities and other                               7,722              11,483                  --              19,205
Accrued restructuring liabilities                              --               6,295                  --               6,295
Current portion of long-term debt                              --                  33                  --                  33
-----------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                            7,987              31,849                  --              39,836
Long-term debt                                             67,554                 516                  --              68,070
Intercompany, net                                              --             191,363            (191,363)                 --
Deferred taxes                                              3,203                  --                  --               3,203
Other long-term liabilities                                 5,713                  --                  --               5,713
Common shareholders' equity                               143,662             (60,247)             60,247             143,662
-----------------------------------------------------------------------------------------------------------------------------
       Total current liabilities and
         shareholders' equity                           $ 228,119           $ 163,481           $(131,116)          $ 260,484
-----------------------------------------------------------------------------------------------------------------------------

                         NS Group, Inc. and Subsidiaries
                 Unaudited Condensed Consolidating Balance Sheet
                               September 30, 2000


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  GUARANTOR
(In thousands)                                                    PARENT         SUBSIDIARIES        ELIMINATIONS      CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
Cash and investments                                             $  28,485          $   2,420          $      --          $  30,905
Accounts receivable                                                    660             57,417                 --             58,077
Inventories                                                             --             70,850                 --             70,850
Other current assets                                                 6,279             17,051                 --             23,330
-----------------------------------------------------------------------------------------------------------------------------------
       Total current assets                                         35,424            147,738                 --            183,162

Property, plant & equipment                                             --            330,178                 --            330,178
Accumulated depreciation                                                --           (204,205)                --           (204,205)
Long-term investments                                               21,360                650                 --             22,010
Investment in subsidiaries                                          (2,315)                --              2,315                 --
Intercompany, net                                                  229,638                 --           (229,638)                --
Other assets                                                         2,920              3,173                 --              6,093
Net assets of discontinued operations                                   --              8,099                 --              8,099
-----------------------------------------------------------------------------------------------------------------------------------
       Total assets                                              $ 287,027          $ 285,633          $(227,323)         $ 345,337
-----------------------------------------------------------------------------------------------------------------------------------


Accounts payable                                                 $      --          $  34,608          $      --          $  34,608
Accrued liabilities and other                                        3,721             23,196                 --             26,917
Current portion of long-term debt                                       --                110                 --                110
-----------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                     3,721             57,914                 --             61,635
Long-term debt                                                      72,355                560                 --             72,915
Intercompany, net                                                       --            229,638           (229,638)                --
Deferred taxes                                                       7,141               (164)                --              6,977
Other long-term liabilities                                          4,965                 --                 --              4,965
Common shareholders' equity                                        198,845             (2,315)             2,315            198,845
-----------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities and
         shareholders' equity                                    $ 287,027          $ 285,633          $(227,323)         $ 345,337
-----------------------------------------------------------------------------------------------------------------------------------

                         NS Group, Inc. and Subsidiaries
            Unaudited Condensed Consolidating Statement of Operations
                      For the year ending December 31, 2001

------------------------------------------------------------------------------------------------------------------------------
                                                                                 GUARANTOR
(In thousands)                                                   PARENT         SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $     --          $ 315,458          $    --         $ 315,458

Cost of products sold                                                 --            290,058               --           290,058
Selling and administrative expenses                                   --             19,982               --            19,982
Restructuring charges                                              1,201             54,384               --            55,585
------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                           (1,201)           (48,966)              --           (50,167)

Equity in earnings of subsidiaries                               (45,604)                --           45,604                --
Investment income (loss)                                           2,156             (4,270)              --            (2,114)
Interest expense                                                 (10,330)               (12)              --           (10,342)
Intercompany interest, net                                        18,554            (18,554)              --                --
Other income, net                                                    414              2,374               --             2,788
------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
    operations before income taxes                               (36,011)           (69,428)          45,604           (59,835)
Provision (benefit) for income taxes                              19,907            (23,824)              --            (3,917)
------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
    operations before extraordinary items                        (55,918)           (45,604)          45,604           (55,918)
Extraordinary items, net of income tax                               (59)                --               --               (59)
------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $(55,977)         $ (45,604)         $45,604         $ (55,977)
------------------------------------------------------------------------------------------------------------------------------

                         NS Group, Inc. and Subsidiaries
            Unaudited Condensed Consolidating Statement of Operations
                  For the three months ended December 31, 2000


---------------------------------------------------------------------------------------------------------------------------------
                                                                                 GUARANTOR
(In thousands)                                                   PARENT         SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                        $     --           $ 73,357           $   --          $ 73,357

Cost of products sold                                                  --             73,113               --            73,113
Selling and administrative expenses                                   310              4,894               --             5,204
---------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                              (310)            (4,650)              --            (4,960)

Equity in earnings of subsidiaries                                 (5,666)                --            5,666                --
Investment income                                                   1,149                 20               --             1,169
Interest expense                                                   (2,800)                (4)              --            (2,804)
Intercompany interest, net                                          5,367             (5,367)              --                --
Other income, net                                                      --                 56               --                56
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
    before income taxes and
    extraordinary items                                            (2,260)            (9,945)           5,666            (6,539)
Provision (benefit) for income taxes                                  483             (2,957)              --            (2,474)
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
    before extraordinary items                                     (2,743)            (6,988)           5,666            (4,065)
Income from discontinued
     operations, net of income taxes                               10,858                 97               --            10,955
---------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary items                                   8,115             (6,891)           5,666             6,890
Extraordinary items, net of income tax                               (325)             1,225               --               900
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                $  7,790           $ (5,666)          $5,666          $  7,790
---------------------------------------------------------------------------------------------------------------------------------

                         NS Group, Inc. and Subsidiaries
           Unaudited Condensed Consolidating Statement of Operations
                  For the fiscal year ended September 30, 2000


-------------------------------------------------------------------------------------------------------------------------------
                                                                                GUARANTOR
(IN THOUSANDS)                                                PARENT           SUBSIDIARIES        ELIMINATIONS    CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                                     $     --           $ 358,705           $    --          $ 358,705

Cost of products sold                                               --             356,686                --            356,686
Selling and administrative expenses                                 --              20,585                --             20,585
-------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                             --             (18,566)               --            (18,566)

Equity in earnings of subsidiaries                             (21,774)                 --            21,774                 --
Investment income                                                3,027                 120                --              3,147
Interest expense                                               (11,728)                (17)               --            (11,745)
Intercompany interest, net                                      19,056             (19,056)               --                 --
Other income, net                                                  193               2,333                --              2,526
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
    before income taxes                                        (11,226)            (35,186)           21,774            (24,638)
Provision (benefit) for income taxes                            11,673             (12,263)               --               (590)
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                       (22,899)            (22,923)           21,774            (24,048)
Income from discontinued operations                                 --               1,149                --              1,149
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                             $(22,899)          $ (21,774)          $21,774          $ (22,899)
-------------------------------------------------------------------------------------------------------------------------------

                         NS Group, Inc. and Subsidiaries
            Unaudited Condensed Consolidating Statement of Operations
                  For the fiscal year ended September 25, 1999


--------------------------------------------------------------------------------------------------------------------------------
                                                                                  GUARANTOR
(IN THOUSANDS)                                                  PARENT           SUBSIDIARIES       ELIMINATIONS    CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $     --           $ 200,424           $    --          $ 200,424

Cost of products sold                                                --             233,067                --            233,067
Selling and administrative expenses                                  --              16,664                --             16,664
--------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                              --             (49,307)               --            (49,307)

Equity in earnings of subsidiaries                              (39,086)                 --            39,086                 --
Investment income                                                 5,637                 192                --              5,829
Interest expense                                                (11,486)                (65)               --            (11,551)
Intercompany interest, net                                       13,368             (13,368)               --                 --
Other income, net                                                   190               3,556                --              3,746
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
    before income taxes and
    extraordinary items                                         (31,377)            (58,992)           39,086            (51,283)
Provision (benefit) for income taxes                             17,576             (22,093)               --             (4,517)
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
    before extraordinary items                                  (48,953)            (36,899)           39,086            (46,766)
Income from discontinued operations,
    net of income taxes                                              --               1,213                --              1,213
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary items                        (48,953)            (35,686)           39,086            (45,553)
Extraordinary items, net of income taxes                           (437)             (3,400)               --             (3,837)
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $(49,390)          $ (39,086)          $39,086          $ (49,390)
--------------------------------------------------------------------------------------------------------------------------------

                         NS Group, Inc. and Subsidiaries
            Unaudited Condensed Consolidating Statement of Cash Flows
                      For the year ended December 31, 2001


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          GUARANTOR
(IN THOUSANDS)                                                              PARENT       SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash from Operating Activities                                         $ 29,194         $  (307)        $  --        $ 28,887
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
     Purchases of property, plant & equipment                                    --          (2,198)           --          (2,198)
     Proceeds from sales of assets held for disposal                             --           2,144            --           2,144
     Sales of available-for-sale securities                                   3,752              --            --           3,752
     Change in other assets                                                      --             475            --             475
-----------------------------------------------------------------------------------------------------------------------------------
        Net cash from investing activities                                    3,752             421            --           4,173
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Repayments of long-term debt                                              (890)            (72)           --            (962)
     Proceeds from issuance of common stock                                     328              --            --             328
     Purchases of treasury stock                                             (2,721)             --            --          (2,721)
-----------------------------------------------------------------------------------------------------------------------------------
        Net cash from financing activities                                   (3,283)            (72)           --          (3,355)
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and short-term
    investments                                                              29,663              42            --          29,705
Cash and short-term investments
    beginning of period                                                      42,543           2,608            --          45,151
-----------------------------------------------------------------------------------------------------------------------------------
Cash and short-term investments
    end of period                                                          $ 72,206         $ 2,650         $  --        $ 74,856
-----------------------------------------------------------------------------------------------------------------------------------

Cash paid (received) during the year for:
    Interest                                                               $  9,350         $    12         $  --        $  9,362
    Income taxes                                                           $ (1,326)        $    --         $  --        $ (1,326)

                         NS Group, Inc. and Subsidiaries
            Unaudited Condensed Consolidating Statement of Cash Flows
                  For the three months ended December 31, 2000

---------------------------------------------------------------------------------------------------------------------------------
                                                                                        GUARANTOR
(in thousands)                                                          PARENT         SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------------
Net Cash from Operating Activities                                      $  2,403          $   823          $  --         $  3,226
---------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
     Purchases of property, plant & equipment                                 --             (586)            --             (586)
     Proceeds from sale of subsidiary                                     26,532               --             --           26,532
     Sales of available-for-sale securities                                  753               --             --              753
     Change in other assets                                                    7               --             --                7
---------------------------------------------------------------------------------------------------------------------------------
        Net cash from investing activities                                27,292             (586)            --           26,706
---------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Repayments of long-term debt                                         (5,000)             (49)            --           (5,049)
     Proceeds from issuance of common stock                                   43               --             --               43
     Purchases of treasury stock                                          (9,391)              --             --           (9,391)
---------------------------------------------------------------------------------------------------------------------------------
        Net cash from financing activities                               (14,348)             (49)            --          (14,397)
---------------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by discontinued
    operations                                                                --           (1,289)            --           (1,289)
Net increase (decrease) in cash and short-term
    investments                                                           15,347           (1,101)            --           14,246
Cash and short-term investments
    beginning of period                                                   28,485            2,420             --           30,905
---------------------------------------------------------------------------------------------------------------------------------
Cash and short-term investments
    end of period                                                       $ 43,832          $ 1,319          $  --         $ 45,151
---------------------------------------------------------------------------------------------------------------------------------

Cash paid (received) during the year for:
    Interest                                                            $     --          $     4          $  --         $     4
    Income taxes                                                        $   (634)         $    --          $  --         $  (634)

                         NS Group, Inc. and Subsidiaries
            Unaudited Condensed Consolidating Statement of Cash Flows
                   For the fiscal year end September 30, 2000


---------------------------------------------------------------------------------------------------------------------------------
                                                                                   GUARANTOR
(in thousands)                                                          PARENT    SUBSIDIARIES        ELIMINATIONS   CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------------
Net Cash from Operating Activities                                     $(31,681)        $ 7,094         $      --        $(24,587)
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
     Purchases of property, plant & equipment                                --          (7,499)               --          (7,499)
     Proceeds from sales of equipment                                        --              95                --              95
     Purchases of available-for-sale securities                          (7,878)             --                --          (7,878)
     Maturities of available-for-sale securities                         22,739              --                --          22,739
     Sales of available-for-sale securities                              14,556              --                --          14,556
     Change in other assets                                                (209)            519                --             310
---------------------------------------------------------------------------------------------------------------------------------
        Net cash from investing activities                               29,208          (6,885)               --          22,323
---------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Repayments of long-term debt                                            --            (146)               --            (146)
     Proceeds from issuance of common stock                               2,142              --                --           2,142
---------------------------------------------------------------------------------------------------------------------------------
        Net cash from financing activities                                2,142            (146)               --           1,996
---------------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by discontinued
    operations                                                               --              68                --              68
Net increase (decrease) in cash and short-term
    investments                                                            (331)            131                --            (200)
Cash and short-term investments
    beginning of period                                                  28,816           2,289                --          31,105
---------------------------------------------------------------------------------------------------------------------------------
Cash and short-term investments
   end of period                                                       $ 28,485         $ 2,420         $      --        $ 30,905
---------------------------------------------------------------------------------------------------------------------------------
Cash paid (received) during the year for:
    Interest                                                           $ 10,078         $    17         $      --        $ 10,095
    Income taxes                                                       $ (2,187)        $    --         $      --        $ (2,187)

                         NS Group, Inc. and Subsidiaries
            Unaudited Condensed Consolidating Statement of Cash Flows
                  For the fiscal year ended September 25, 1999


                                                                                        GUARANTOR
(in thousands)                                                          PARENT         SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash from Operating Activities                                      $(33,941)         $ 18,569          $   --         $(15,372)
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
     Purchases of property, plant & equipment                                 --           (27,818)             --          (27,818)
     Proceeds from sales of equipment                                         --               576              --              576
     Purchases of available-for-sale securities                          (45,053)               --              --          (45,053)
     Maturities of available-for-sale securities                          32,035                --              --           32,035
     Sales of available-for-sale securities                               32,259                --              --           32,259
     Change in other assets                                                 (191)               --              --             (191)
-----------------------------------------------------------------------------------------------------------------------------------
        Net cash from investing activities                                19,050           (27,242)             --           (8,192)
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Repayments of long-term debt                                         (4,000)             (624)             --           (4,624)
     Proceeds from issuance of common stock                                  140                --              --              140
     Purchases of treasury stock                                          (7,684)               --              --           (7,684)
-----------------------------------------------------------------------------------------------------------------------------------
        Net cash from financing activities                               (11,544)             (624)             --          (12,168)
-----------------------------------------------------------------------------------------------------------------------------------

Net cash provided (used) by discontinued
    operations                                                                --               365              --              365
Net increase (decrease) in cash and short-term
    investments                                                          (26,435)           (8,932)             --          (35,367)
Cash and short-term investments
    beginning of period                                                   55,251            11,221              --           66,472
-----------------------------------------------------------------------------------------------------------------------------------
Cash and short-term investments
    end of period                                                       $ 28,816          $  2,289          $   --         $ 31,105
-----------------------------------------------------------------------------------------------------------------------------------

Cash paid (received) during the year for:
    Interest                                                            $ 10,234          $     75          $   --         $ 10,309
    Income taxes                                                        $ (3,286)         $    145          $   --         $ (3,141)

NOTE 17: SUBSEQUENT EVENT

     In March 2002, the Company amended the size of its revolving credit facility to $25.0 million and amended the interest rates and termination date. The credit facility contains certain financial covenants that become applicable if the Company does not maintain specified levels of cash and investments and earnings (as defined). These covenants include a maximum ratio of debt to cash flow, a minimum interest coverage ratio, a maximum outstanding loan under the line to working capital and a minimum net worth. The credit facility also has restrictions on capital expenditures. At December 31, 2001 approximately $2.2 million of the credit facility was utilized to collateralize letters of credit. The Company has received waivers from the agent for non-compliance of certain covenants. The amended credit facility carries interest rates that range from the prime rate to prime plus .25% with respect to domestic rate loans, and interest rates on LIBOR rate loans of the LIBOR rate plus 1.75%. The Company believes that it will enter into a new revolving credit facility before the December 31, 2002 amended termination date of the current facility.

                                                                     SCHEDULE II


                         NS GROUP, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


                                                                                    Reserves Deducted from
                                                                                   Assets in Balance Sheets
                                                                                 ------------------------------
                                                                                  Allowance         Allowance            Accrued
                                                                                 for Doubtful        for Cash         Restructuring
(In thousands)                                                                   Accounts(1)        Discounts(1)       Liabilities
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 26, 1998                                                      $   540              $   152
     Additions charged to costs and expenses                                       1,582                2,502
     Deductions (2)                                                               (1,512)              (2,400)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 25, 1999                                                      $   610              $   254
     Additions charged to costs and expenses                                       1,455                5,271
     Deductions (2)                                                               (1,448)              (4,923)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                                                      $   617              $   602
     Additions charged to cost and expenses                                        1,057                1,210
     Deductions (2)                                                                 (733)              (1,315)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                                       $   941              $   497              $     --
     Additions charged to costs and expenses                                       3,229                5,493                12,765
     Deductions (2)                                                               (3,049)              (5,621)               (6,470)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                                       $ 1,121              $   369              $  6,295
-----------------------------------------------------------------------------------------------------------------------------------

(1)  Deducted from accounts receivable
(2)  Net charges of nature for which reserves were created

ITEM 9.      CHANGES IN AND DISAGREEMENTS
             WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL
             DISCLOSURE

     None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE
            OFFICERS OF THE REGISTRANT

     Incorporated herein by reference from the Proxy under the caption "Proposals of the Board, Item 1 - Election of Three Class I Directors," "Securities Ownership of Management, footnote (1)"; "The Board of Directors, Board Committees and Meeting Attendance"; and "Securities Ownership of Management, Section 16(a) Beneficial Ownership Reporting Compliance".

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

     (b) Reports on Form 8-K


     Current Report on Form 8-K dated October 17, 2001 reporting under Item 9 the Company's press release regarding conference call to review the results for the September 2001 quarter to be held on October 22, 2001.

     Current Report on Form 8-K dated October 22, 2001 reporting under Item 9 the Company's earnings press release for the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NS GROUP, INC.

Date:  March 18, 2002               By:  /s/Thomas J. Depenbrock
       --------------                   ---------------------------------------
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




Date:  March 18, 2002                By:  /s/Rene  J. Robichaud
       --------------------              ---------------------------------------
                                          Rene J. Robichaud, President and
                                          Chief Executive Officer and Director




Date:  March 18, 2002               By:  /s/Thomas J. Depenbrock
       --------------                    ---------------------------------------
                                          Thomas J. Depenbrock, Vice President,
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

Date:  March 18, 2002               By:  /s/Clifford R. Borland
       --------------                    ---------------------------------------
                                         Clifford R. Borland
                                         Chairman of the Board, Director



Date:  March 18, 2002               By:  /s/Paul C. Borland, Jr.
       --------------                    ---------------------------------------
                                         Paul C. Borland, Jr., Director



Date:  March 18, 2002               By:  /s/David A.B. Brown
       --------------                    ---------------------------------------
                                         David A. B. Brown, Director



Date:  March 18, 2002               By:  /s/J.C. Burton
       --------------                    ---------------------------------------
                                         J.C. Burton, Director



Date:  March 18, 2002               By:  /s/Patrick J. B. Donnelly
       --------------                    ---------------------------------------
                                         Patrick J. B. Donnelly, Director



Date:  March 18, 2002               By:  /s/George A. Helland,Jr.
       --------------                    ---------------------------------------
                                         George A. Helland, Jr., Director



Date:  March 18, 2002               By:  /s/Gary L. Kott
       --------------                    ---------------------------------------
                                         Gary L. Kott, Director



Date:  March 18, 2002               By:  /s/John F. Schwarz
       --------------                    ---------------------------------------
                                         John F. Schwarz, Director

                                INDEX TO EXHIBITS

NUMBER                                      DESCRIPTION
------                                      -----------

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

4.13     ICN Security Agreement between Newport and the Company

4.14     ICN Security Agreement between Koppel and the Company

4.15     ICN Security Agreement between Erlanger and the Company

4.16     Pledge and Security Agreement between the Company and the Trustee

4.17     Subsidiary Guarantee

4.18 Warrant Agreement between the Company and The Huntington National Bank, as warrant agent, filed as Exhibit 4.22 to the Company's Form 10-Q for the quarterly period ended July 1, 1995, File No. 1-9838, and incorporated herein by this reference

4.19 Credit Agreement between the Company and Bank of America National Trust and Savings Association, dated July 31, 1998, filed as Exhibit 4.20 to the Company's Form 10-K for the fiscal year ended September 26, 1998, File No. 1-9838, and incorporated herein by this reference; Amendment No. 1 dated March 25, 1999, filed as Exhibit 4.20 to the Company's Form 10-Q for the quarterly period ended March 27, 1999, File No. 1-9838, and incorporated herein by this reference; Amendment No. 2 dated October 10, 2000 filed as Exhibit 4.19 to the Company's Form 10-K for the year ended September 30, 2000, File No. 1-9838; and March 2002 Amendment dated March 15, 2002 filed herewith

10.1     Company's Amended Employee Incentive Stock Option Plan, filed as
         Exhibit 10(a) to Company's Form 10-K for the fiscal year ended September 30, 1989, File No. 1-9838, and incorporated herein by this reference*

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

10.13 Trust Under NS Group, Inc., Salary Continuation Plan, between NS Group, Inc. and Huntington National Bank, Trustee, dated August 8, 2001 filed as Exhibit 10.1 to the Company's Form 10-Q for the three months ended September 30, 2001 and incorporated herein by this reference*

21       Subsidiaries of Registrant, filed herewith

23       Consent of Independent Public Accountants, filed herewith

24       Power of Attorney (contained on Signature Page)

99.1     Risk Factors, filed herewith




* Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company participates or is a party.