Form 10-K405/A
period 2001-12-31
NS GROUP INC
filed 2002-03-21
CIK 745026

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2001


                                  NS GROUP, INC
             (Exact name of registrant as specified in its charter)


                          COMMISSION FILE NUMBER 1-9838


               KENTUCKY                             61-0985936
        (State of Incorporation)                 (I.R.S. Employer
                                                Identification No.)

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

     The number of shares outstanding of the registrant's Common Stock, no par value, was 20,645,264 at February 28, 2002.

                       Documents Incorporated by Reference

Part III incorporates certain information by reference from the Company's Proxy Statement dated March 15, 2002 for the Annual Meeting of Shareholders on May 14, 2002 ("Proxy").

Explanatory Note

         The undersigned registrant hereby amends its Form 10-K for the year ended December 31, 2001. This Amendment No. 1 to Annual Report on Form 10-K/A is being filed to include, as Exhibit 99.2, a letter to the Commission that the registrant has received the required representations from its independent auditors, Arthur Andersen LLP, as required under Temporary Final Rule and Final
Rule: Requirements for Arthur Andersen LLP Auditing Clients, Temporary Note 3T, effective date March 18, 2002.

The registrant hereby amends Item 14 of the Form 10-K as follows:

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

                                INDEX OF EXHIBITS

         The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.



Exhibit Number       Description
--------------       -----------
99.2                 Letter dated March 21, 2002, from NS Group, Inc. (the
                     "Company") to the Securities and Exchange Commission stating that the Company had received certain representations from its independent public accountants, Arthur Andersen LLP, filed herewith.




                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               NS GROUP, INC.

Date: March 21, 2002                           By: /s/ Thomas J. Depenbrock
                                                   ------------------------
                                                   Thomas J. Depenbrock,
                                                   Vice President, Treasurer and
                                                   Chief Financial Officer