Form 10-Q
period 2002-03-31
NS GROUP INC
filed 2002-05-03
CIK 745026

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


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

At April 30, 2002, there were 20,647,054 shares outstanding of the Company's common stock.

                                 NS GROUP, INC.

                                      INDEX



                                                                       Page No.
                                                                       --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations.................   3
         Condensed Consolidated Balance Sheets...........................   4
         Condensed Consolidated Statements of Cash Flows.................   5
         Notes to Financial Statements...................................   6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................  16

Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk..................................................  23



PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.............  23

Item 6.  Exhibits and Reports on Form 8-K................................  24

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts) (Unaudited)


                                                                Three Months Ended
                                                                    March 31,
                                                                2002         2001
                                                              --------     --------

Net sales                                                     $ 38,848     $ 82,114
Cost of products sold                                           47,081       74,717
                                                              --------     --------
          Gross profit (loss)                                   (8,233)       7,397
Selling, general and administrative expenses                     4,322        5,625
Restructuring charges                                                -       55,585
                                                              --------     --------
          Operating loss                                       (12,555)     (53,813)
Other income (expense)
   Investment income                                               751          838
   Interest expense                                             (2,596)      (2,522)
   Other, net                                                       93        1,099
                                                              --------     --------
          Loss before income taxes and extraordinary items     (14,307)     (54,398)
Provision (benefit) for income taxes                                 -            -
                                                              --------     --------
          Loss before extraordinary items                      (14,307)     (54,398)
Extraordinary items, net of income taxes                             -          (59)
                                                              --------     --------
          Net loss                                            $(14,307)    $(54,457)
                                                              ========     ========

Per common share - basic and diluted
          Net loss before extraordinary items                 $  (0.69)    $  (2.60)
          Extraordinary items, net of income taxes                   -            -
                                                              --------     --------
          Net loss                                            $  (0.69)    $  (2.60)
                                                              ========     ========

Weighted average shares outstanding
          Basic and diluted                                     20,646       20,948


See accompanying notes to financial statements.

                                 NS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands) (Unaudited)


                                                        March 31,   December 31,
                                                          2002         2001
                                                        ---------   -----------
ASSETS
Current assets
      Cash                                              $   2,729     $   2,038
      Short-term investments                               67,879        72,818
      Accounts receivable, net                             19,894        23,161
      Inventories                                          61,952        55,329
      Operating supplies                                    8,481        10,033
      Deferred tax assets                                   3,015         3,015
      Other current assets                                    132           132
                                                        ---------     ---------
          Total current assets                            164,082       166,526

Property, plant and equipment, net                         57,827        60,196
Long-term investments                                      12,157        16,833
Other assets                                                6,031         5,482
Assets held for sale                                       11,584        11,447
                                                        ---------     ---------

          Total assets                                  $ 251,681     $ 260,484
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                                  $  20,479     $  14,303
      Accrued liabilities                                  18,006        19,205
      Accrued restructuring liabilities                     6,228         6,295
      Current portion of long-term debt                        34            33
                                                        ---------     ---------
          Total current liabilities                        44,747        39,836

Long-term debt                                             68,243        68,070
Deferred taxes                                              3,203         3,203
Other long-term liabilities                                 5,718         5,713
                                                        ---------     ---------
          Total liabilities                               121,911       116,822
                                                        ---------     ---------

Shareholders' equity
      Common stock, no par value                          282,935       282,928
      Treasury stock                                      (35,572)      (35,578)
      Common stock options and warrants                       666           635
      Accumulated other comprehensive loss                   (469)         (842)
      Accumulated deficit                                (117,790)     (103,481)
                                                        ---------     ---------
          Total shareholders' equity                      129,770       143,662
                                                        ---------     ---------

          Total liabilities and shareholders' equity    $ 251,681     $ 260,484
                                                        =========     =========


See accompanying notes to financial statements.

                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                 Three Months Ended
                                                                     March 31,
                                                                 2002         2001
                                                               --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                         $(14,307)    $(54,457)
     Adjustments to reconcile net income (loss)
          to net cash flows from operating activities:
          Depreciation and amortization                           2,805        5,400
          Amortization of debt discount and finance costs           302          297
          Restructuring charges including asset impairments           -       42,846
          (Gains) losses on sales of securities                    (107)         509
     Changes in operating assets and liabilities
          Accounts receivable, net                                3,267        3,125
          Inventories                                            (6,623)      (9,136)
          Other current assets                                    1,552          708
          Accounts payable                                        6,176       13,631
          Accrued liabilities                                    (1,331)         763
          Restructuring liabilities                                 (67)      12,739
                                                               --------     --------
               Net cash flows from operating activities          (8,333)      16,425
                                                               --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of property, plant and equipment               (404)        (352)
          Net sales and maturities of long-term investments       5,155        2,717
          Changes in other assets                                   (27)        (116)
                                                               --------     --------
               Net cash flows from investing activities           4,724        2,249
                                                               --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
          Repayments of long-term debt                               (8)        (927)
          Payment of financing costs                               (642)           -
          Proceeds from issuance of common stock                     11          134
                                                               --------     --------
               Net cash flows from financing activities            (639)        (793)
                                                               --------     --------

Net increase (decrease) in cash and
          short-term investments                                 (4,248)      17,881
Cash and short-term investments at beginning of period           74,856       45,151
                                                               --------     --------

Cash and short-term investments at end of period               $ 70,608     $ 63,032
                                                               ========     ========

Cash paid for:
          Interest                                             $  4,645     $  4,712
          Income taxes                                         $      -     $      -

                                 NS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of NS Group, Inc. and its wholly-owned subsidiaries (collectively referred to as "the Company"). Subsidiaries are Newport Steel Corporation (Newport), Koppel Steel Corporation (Koppel), Erlanger Tubular Corporation (Erlanger), and Northern Kentucky Management, Inc. All significant intercompany balances and transactions have been eliminated.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Reference should be made to NS Group, Inc.'s Annual Report to Shareholders included in our Form 10-K for the year ended December 31, 2001 for additional footnote disclosure, including a summary of significant accounting policies.

         The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Certain prior period amounts have been reclassified to conform to the current period presentation.

         EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities that could result in additional common shares being issued which, for the Company, are comprised of stock options and warrants only.

         Securities that could potentially result in dilution of basic EPS through the issuance of 2.2 million and 2.4 million shares of the Company's common stock were not included in the computation of diluted EPS for the three-month periods ended March 31, 2002 and 2001, respectively, because they were antidilutive.

NOTE 2:  RESTRUCTURING CHARGES

         During the quarter ended March 31, 2001, the Company implemented certain restructuring initiatives involving certain operations of its businesses. The Company discontinued the manufacturing of hot-rolled coils by closing its melt shop and hot strip mill operations at its welded tubular facilities in Wilder, Kentucky. In addition, the Company decided to exit the special bar quality (SBQ) business by June 30, 2001, which was operated from its Koppel, Pennsylvania facility.

         As a result of these decisions, the Company recorded charges of $56.2 million, which included approximately $42.4 million of asset impairment losses resulting from the write-down of the net book value of machinery, equipment and related spare parts inventories to be sold. The asset impairment losses were determined based upon an independent outside appraisal. Other non-cash charges included the write-down of inventories of SBQ finished goods, spare parts and operating supplies. A $0.6 million write-down of the SBQ inventory is included in costs of products sold as required by accounting pronouncements.

         Following is a summary of the accrued restructuring liabilities and activity for the three months ended March 31, 2002:

                                                      Facility
         (In thousands)                   Employee    closing
                                         separation    costs      Total
                                    -------------------------------------------

         Balance, December 31, 2001       $   155     $ 6,140     $ 6,295

         Cash payments                         (1)        (66)        (67)

         Accruals (reversals)                   -           -           -
                                          -------     -------     -------

         Balance, March 31, 2002          $   154     $ 6,074     $ 6,228
                                          =======     =======     =======


         The remaining estimated facility closing costs, consisting of operating contract cancellation and environmental remediation costs, are expected to be paid in 2002. The remaining liability for employee separation is for continuing employee benefits. The assets of the closed operations, consisting of machinery and equipment, related raw materials, spare parts and supply inventories, are classified as Assets Held for Sale on the Company's March 31, 2002 consolidated balance sheet. An independent broker is actively marketing the assets but there were no sales of these assets in the quarter ended March 31, 2002.

NOTE 3:   OTHER INCOME, NET

         In the quarter ended March 31, 2001, the Company received a claim settlement pertaining to purchases of electrodes in the years from 1992 to 1997. The settlement increased Other, net by $1.1 million, or $.05 per diluted share, for the quarter.

NOTE 4:   EXTRAORDINARY CHARGE

         During the quarter ended March 31, 2001, the Company purchased $0.9 million in principal amount of its 13.5% Senior Secured Notes in an open market transaction. In connection with the purchase of the notes, the Company recorded an extraordinary charge of $0.1 million for the premium incurred and write-off of associated original discount and deferred finance charges.

NOTE 5:   COMPREHENSIVE INCOME

         The Company's other comprehensive income consists of unrealized gains and losses on available-for-sale securities. Comprehensive income for the periods was as follows:



                                                 Three Months Ended
(In thousands)                                       March 31,
                                               2002              2001
                                         -------------     -------------

Net income (loss)                           $ (14,307)        $ (54,457)
Unrealized gains (losses)                         373               867
                                         -------------     -------------

Comprehensive income (loss)                 $ (13,934)        $ (53,590)
                                         =============     =============


NOTE 6:   BUSINESS SEGMENT INFORMATION

         In recent prior periods, the Company operated and reported its results in two reportable segments. The Company's Energy Products segment consists primarily of (i) welded and seamless tubular goods used primarily in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); and (ii) line pipe used in the transmission of oil, natural gas and other fluids. The Company's Industrial Products segment consisted of SBQ products used primarily in the manufacture of heavy industrial equipment. As mentioned in Note 2, the Company exited the SBQ products business as of June 30, 2001, and since that time has reported its results in a single reportable segment.

         The Energy Products segment reflects the aggregation of two business units which have similar products and services, manufacturing processes, customers and distribution channels and is consistent with both internal management reporting and resource and budgetary allocations. An Energy Products customer accounted for 16% of the segment's sales for the quarter ended March 31, 2002 and two Energy Products customers each accounted for 17% of the segment's sales in the quarter ended March 31, 2001.

         The following table contains selected segment financial information for the three months ended March 31, 2002 and 2001. Reference is made to Note 2 concerning the Company's restructuring initiatives implemented in the March 31, 2001 quarter.



(In thousands)                         Energy         Industrial
                                      Products         Products      Corporate        Total
                                      --------         --------      ---------        -----

March 31, 2002
------------------------------------
      Net sales                        $  38,848     $       -    $        -     $  38,848
      Operating loss                     (10,966)            -        (1,589)      (12,555)
      Assets                             162,851         1,186        87,644       251,681
      Depreciation and amortization        2,773             -            32         2,805
      Capital expenditures                   404             -             -           404

March 31, 2001
------------------------------------
      Net sales                        $  76,126     $   5,988           $ -     $  82,114

      Operating income (loss)
        before restructuring items     $   6,858     $  (2,733)    $  (1,714)    $   2,411

            Inventory mark-down                -          (639)            -          (639)
            Restructuring charges        (44,499)       (9,486)       (1,600)      (55,585)
                                       ---------     ---------     ---------     ---------
      Operating income (loss)          $ (37,641)    $ (12,858)    $  (3,314)    $ (53,813)
                                       ---------     ---------     ---------     ---------

      Assets                           $ 193,453     $   7,428     $  91,115     $ 291,996
      Depreciation and amortization        4,428           941            31         5,400
      Capital expenditures                   352             -             -           352


NOTE 7:  INVENTORIES

         Inventories consist of the following:



                                              March 31,      December 31,
(In thousands)                                  2002             2001
                                          --------------    -------------

Raw materials                                   $19,200          $ 9,358
Semi-finished and finished products              42,752           45,971
                                          --------------    -------------

                                                $61,952          $55,329
                                          ==============    =============

NOTE 8:  CREDIT FACILITY

         The Company has entered into a new five-year revolving credit facility in March 2002 that provides up to $50.0 million under a borrowing formula which is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to the initial and each subsequent draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 0.50% to prime plus 1.25% with respect to domestic rate loans, and from the LIBOR rate plus 2.00% to LIBOR plus 2.75% with respect to LIBOR rate loans. The facility contains various representations and warranties and operating and other covenants, however, there are no financial covenants under the facility. There have been no borrowings under the facility. The facility and is secured by a first priority lien in all inventory, accounts receivable and certain intangibles of the Company.

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

         In late 2001, the U.S. Environmental Protection Agency (EPA) designated Imperial Adhesives, Inc., a former subsidiary of the Company, as one of a number of potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by an independent operator. A preliminary study of the site is in its early stages. Consequently, it is too early to determine the Company's liability exposure. The Company believes, however, that the reasonably foreseeable resolution of this matter will not have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

         The Company operates a steel mini-mill that produces dust that contains lead, cadmium and chromium, and is classified as a hazardous waste. Dust produced by its electric arc furnace is collected through emission control systems and recycled at EPA-approved facilities.

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

         Based upon its evaluation of available information, management does not believe that any of the Company's environmental contingency matters will have, individually or in the aggregate, a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 10:   SUPPLEMENTARY INFORMATION - CONDENSED CONSOLIDATING FINANCIAL
           STATEMENTS

         The Company's senior secured notes are unconditionally guaranteed in full, jointly and severally, by each of the Company's subsidiaries (Subsidiary Guarantors), each of which is wholly owned. Set forth below are the condensed consolidating financial statements of NS Group, Inc. including the Subsidiary Guarantors. The Subsidiary Guarantors include (Newport, Koppel, Erlanger and Northern Kentucky Management, Inc.). Separate financial statements and other disclosures relating to the Guarantor Subsidiaries have not been presented because management has determined that this information would not be material.

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

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2002
---------------------------------------------------
                                                                    Guarantor
(In thousands)                                       Parent        Subsidiaries     Eliminations    Consolidated
                                                     ------        ------------     ------------    ------------

Net sales                                           $      -         $ 38,848         $      -        $ 38,848
Costs of products sold                                     -           47,081                -          47,081
                                                    --------         --------         --------        --------
      Gross profit (loss)                                  -           (8,233)               -          (8,233)
Selling, general and administrative expenses               -            4,322                -           4,322
                                                    --------         --------         --------        --------
      Operating loss                                       -          (12,555)               -         (12,555)
Other income (expense)
      Equity in earnings of subsidiaries             (10,788)               -           10,788               -
      Investment income                                  707               44                -             751
      Interest expense                                (2,593)              (3)               -          (2,596)
      Other income, net                                   70               23                -              93
      Intercompany interest, net                       4,107           (4,107)               -               -
                                                    --------         --------         --------        --------
Income (loss) before income taxes                     (8,497)         (16,598)          10,788         (14,307)
Provision (benefit) for income taxes                   5,810           (5,810)               -               -
                                                    --------         --------         --------        --------
Net income (loss)                                   $(14,307)        $(10,788)        $ 10,788        $(14,307)
                                                    ========         ========         ========        ========


Three Months Ended March 31, 2001
---------------------------------------------------
                                                                    Guarantor
 (In thousands)                                      Parent        Subsidiaries     Eliminations    Consolidated
                                                     ------        ------------     ------------    ------------

Net sales                                           $      -         $ 82,114         $      -        $ 82,114
Cost of products sold                                      -           74,717                -          74,717
                                                    --------         --------         --------        --------
      Gross profit                                         -            7,397                -           7,397
Selling, general and administrative expenses               -            5,625                -           5,625
Restructuring charges                                  1,600           53,985                -          55,585
                                                    --------         --------         --------        --------
        Operating loss                                (1,600)         (52,213)               -         (53,813)

Other income (expense)
      Equity in earnings of subsidiaries             (36,469)               -           36,469               -
      Investment income                                  805               33                -             838
      Interest expense                                (2,519)              (3)               -          (2,522)
      Other income, net                                    -            1,099                -               -
      Intercompany interest, net                       5,022           (5,022)               -               -
                                                    --------         --------         --------        --------
Income (loss) before income taxes                          -
           and extraordinary items                   (34,761)         (56,106)          36,469         (54,398)
Provision (benefit) for income taxes                  19,637          (19,637)               -               -
                                                    --------         --------         --------        --------
Income (loss) before extraordinary items             (54,398)         (36,469)          36,469         (54,398)
Extraordinary items, net of income taxes                 (59)               -                -             (59)
                                                    --------         --------         --------        --------
        Net income (loss)                           $(54,457)        $(36,469)        $ 36,469        $(54,457)
                                                    ========         ========         ========        ========

                                 NS Group, Inc.
                 Unaudited Condensed Consolidating Balance Sheet
                                 March 31, 2002

March 31, 2002

                                                                    Guarantor
(In thousands)                                       Parent        Subsidiaries     Eliminations   Consolidated
                                                     ------        ------------     ------------   ------------

Cash and investments                                $ 68,021         $  2,587         $       -       $ 70,608
Accounts receivable                                      499           19,395                 -         19,894
Inventories                                                -           61,952                 -         61,952
Other current assets                                   3,961            7,667                 -         11,628
                                                    --------         --------          --------       --------
       Total current assets                           72,481           91,601                 -        164,082

Property, plant & equipment                                -          195,513                 -        195,513
Accumulated depreciation                                   -         (137,686)                -       (137,686)
Long-term investments                                 11,837              320                 -         12,157
Investment in subsidiaries                           (70,879)               -            70,879              -
Intercompany, net                                    195,004                -          (195,004)             -
Other assets                                           3,326            2,705                 -          6,031
Assets held for sale                                       -           11,584                 -         11,584
                                                    --------         --------          --------       --------
       Total assets                                 $211,769         $164,037         $(124,125)      $251,681
                                                    ========         ========         =========       ========

Accounts payable                                    $      -         $ 20,479         $       -       $ 20,479
Accrued liabilities and other                          5,342           12,664                 -         18,006
Accrued restructuring liabilities                          -            6,228                 -          6,228
Current portion of long-term debt                          -               34                 -             34
                                                    --------         --------          --------       --------
       Total current liabilities                       5,342           39,405                 -         44,747
Long-term debt                                        67,736              507                 -         68,243
Intercompany,net                                           -          195,004          (195,004)             -
Deferred taxes                                         3,203                -                 -          3,203
Other long-term liabilities                            5,718                -                 -          5,718
Common shareholders' equity                          129,770          (70,879)           70,879        129,770
                                                    --------         --------         ---------       --------
       Total liabilities and
         shareholders' equity                       $211,769         $164,037         $(124,125)      $251,681
                                                    ========         ========         =========       ========

                                 NS Group, Inc.
                 Unaudited Condensed Consolidating Balance Sheet
                                December 31, 2001

                                                                    Guarantor
(In thousands)                                       Parent        Subsidiaries     Eliminations    Consolidated
                                                     ------        ------------     ------------    ------------
Cash and investments                                $ 72,206         $  2,650         $       -       $ 74,856
Accounts receivable                                      655           22,506                 -         23,161
Inventories                                                -           55,329                 -         55,329
Other current assets                                   4,696            8,484                 -         13,180
                                                    --------         --------         ---------       --------
       Total current assets                           77,557           88,969                 -        166,526

Property, plant & equipment                                -          194,407                 -        194,407
Accumulated depreciation                                   -         (134,211)                -       (134,211)
Long-term investments                                 16,669              164                 -         16,833
Investment in subsidiaries                           (60,247)               -            60,247              -
Intercompany, net                                    191,363                -          (191,363)             -
Other assets                                           2,777            2,705                 -          5,482
Assets held for sale                                       -           11,447                 -         11,447
                                                    --------         --------         ---------       --------
       Total assets                                 $228,119         $163,481         $(131,116)      $260,484
                                                    ========         ========         =========       ========

Accounts payable                                    $    265         $ 14,038         $       -       $ 14,303
Accrued liabilities and other                          7,722           11,483                 -         19,205
Accrued restructuring liabilities                          -            6,295                 -          6,295
Current portion of long-term debt                          -               33                 -             33
                                                    --------         --------         ---------       --------
       Total current liabilities                       7,987           31,849                 -         39,836
Long-term debt                                        67,554              516                 -         68,070
Intercompany,net                                           -          191,363          (191,363)             -
Deferred taxes                                         3,203                -                 -          3,203
Other long-term liabilities                            5,713                -                 -          5,713
Common shareholders' equity                          143,662          (60,247)           60,247        143,662
                                                    --------         --------         ---------       --------
       Total liabilities and
        shareholders' equity                        $228,119         $163,481         $(131,116)      $260,484
                                                    ========         ========         =========       ========

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Cash Flows


Three Months Ended March 31, 2002
-----------------------------------------------
                                                                            Guarantor
(In thousands)                                                 Parent      Subsidiaries     Eliminations    Consolidated
                                                            -------------  -------------   --------------  ---------------

Net cash flows from operating activities                        $ (8,682)       $   349              $ -         $ (8,333)
                                                            -------------  -------------   --------------  ---------------

Purchases of property, plant & equipment                               -           (404)               -             (404)
Net long-term investment activity                                  5,155              -                -            5,155
Change in other assets                                               (27)             -                -              (27)
                                                            -------------  -------------   --------------  ---------------
         Net cash from investing activities                        5,128           (404)               -            4,724
                                                            -------------  -------------   --------------  ---------------

Repayments of long term debt                                           -             (8)               -               (8)
Payment of financing costs                                          (642)             -                -             (642)
Proceeds from issuance of common stock                                11              -                -               11
                                                            -------------  -------------   --------------  ---------------
         Net cash from financing activities                         (631)            (8)               -             (639)
                                                            -------------  -------------   --------------  ---------------

Net decrease in cash and short-term investments                   (4,185)           (63)               -           (4,248)
Cash and short-term investments -                                                                      -
     Beginning of period                                          72,206          2,650                -           74,856
                                                            -------------  -------------   --------------  ---------------
     End of period                                              $ 68,021        $ 2,587              $ -         $ 70,608
                                                            =============  =============   ==============  ===============

Cash paid during the period for:
     Interest                                                   $  4,642        $     3                          $  4,645
     Income taxes                                               $      -        $     -                          $      -


Three Months Ended March 31, 2001
-----------------------------------------------
                                                                            Guarantor
(In thousands)                                                 Parent      Subsidiaries    Eliminations     Consolidated
                                                            -------------  -------------   --------------  ---------------

Net cash flows from operating activities                        $ 15,975        $   450              $ -         $ 16,425
                                                            -------------  -------------   --------------  ---------------

Purchases of property, plant & equipment                               -           (352)               -             (352)
Net long-term investment activity                                  2,717              -                -            2,717
Change in other assets                                              (116)             -                -             (116)
                                                            -------------  -------------   --------------  ---------------
         Net cash from investing activities                        2,601           (352)               -            2,249
                                                            -------------  -------------   --------------  ---------------

Repayments of long-term debt                                        (890)           (37)               -             (927)
Proceeds from issuance of common stock                               134              -                -              134
                                                            -------------  -------------   --------------  ---------------
         Net cash from financing activities                         (756)           (37)               -             (793)
                                                            -------------  -------------   --------------  ---------------

Net increase in cash and short-term investments                   17,820             61                -           17,881
Cash and short-term investments -
     Beginning of period                                          42,543          2,608                -           45,151
                                                            -------------  -------------   --------------  ---------------
     End of period                                              $ 60,363        $ 2,669              $ -         $ 63,032
                                                            =============  =============   ==============  ===============

Cash paid during the period for:
     Interest                                                   $  4,708        $     4                          $  4,712
     Income taxes                                               $      -        $     -                          $      -

                                 NS GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We make forward-looking statements in this report which represent our expectations or beliefs about future events and financial performance. You can identify these statements by forward-looking words such as "expect", "believe", "anticipate", "goal", "plan", "intend", "estimate", "may", "will", or similar words. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including:

         - world-wide and domestic supplies of and demand for natural gas and oil;
         -  fluctuations in industry-wide inventory levels;
         -  domestic and foreign competitive pressures;
         - the level of imports and the presence or absence of governmentally imposed trade restrictions;
         -  steel coil and steel scrap price volatility;
         -  manufacturing efficiencies;
         -  costs of compliance with environmental regulations;
         -  asserted and unasserted claims;
         -  general economic conditions; and
         - other risks and uncertainties described under "Risk Factors" included in Exhibit 99.1 of the Company's Form 10-K for its year ended December 31, 2001.

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

                              RESULTS OF OPERATIONS

SEGMENT REPORTING CHANGES RESULTING FROM RESTRUCTURINGS

         During the quarter ended March 31, 2001, we implemented restructuring initiatives involving certain operations of our businesses. One initiative was to purchase hot-rolled coils rather than manufacture them at our welded tubular operations. As a result, we closed the melt shop and hot strip mill operations in Wilder, Kentucky effective March 31, 2001. In addition, we decided to cease the manufacturing of special bar quality products (which we refer to as "SBQ"), which were being manufactured at our Koppel, Pennsylvania facility. Accordingly, in the March 2001 quarter, we recorded total restructuring charges of $56.2 million that included $43.4 million of non-cash charges resulting primarily from the write-down of fixed assets. See Note 2 to the unaudited condensed consolidated financial statements for further information related to the restructurings.

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

         Our Industrial Products segment consisted solely of special bar quality products used in a variety of industrial applications such as farm equipment, heavy machinery, construction and off-road vehicles. We exited the SBQ business in June 2001.

         You should read Note 6 to the unaudited condensed consolidated financial statements included in this report for selected financial information by business segment.

OVERVIEW / OUTLOOK

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

         The average number of oil and natural gas drilling rigs in operation in the United States is referred to as "rig count". In response to strong oil and natural gas prices, rig count rose steadily throughout the first half of 2001, averaging 1,139 in the first quarter of 2001, and rose to a high of 1,293 in July 2001. However, natural gas prices began to fall as the slowdown in the economy, milder weather and fuel switching resulted in strong injection rates into natural gas storage during the summer months of 2001. The weak economy and mild weather in the latter part of 2001 resulted in historically high levels of natural gas storage, which further pressured natural gas prices downward. As a result, rig count dropped 40%, from the July 2001 high to 769 in March 2002. The average rig count was 814 for the quarter ended March 31, 2002.

         According to published industry reports, imports of OCTG products in the first quarter of 2001 accounted for an estimated 26% of the total domestic market, and are expected to be approximately 35% in the first quarter of 2002. The increase in imports, together with the decline in drilling activity, has resulted in excessive industry-wide tubular inventories, which has negatively affected our OCTG business. Primarily as a result of the decrease in the rig count and the increase in imports, our March 31, 2002 quarter shipments declined 44.7% from the comparable quarter of a year ago. We estimate that our losses will be lower in the June 2002 quarter due to increased shipment levels resulting from anticipated improvements in the marketplace.

         In November 2001, the United States International Trade Commission
(ITC) reported injury from various imported steel products under Section 201 and recommended to the President a wide-scale program of quotas and duties. However, the ITC recommendation for quotas and duties did not include imports of oil country tubular goods and, as a result, we have continued to experience high levels of competition from imports. In response, in April 2002, we, together with other domestic oil country tubular goods providers, filed suit with the ITC against 14 countries, seeking relief from unfair trade. We cannot give any assurance regarding the success of obtaining or the timing of any such relief.

         On March 5, 2002, the President of the United States announced his remedy decision in response to the ITC's Section 201 investigation on steel imports. Under the remedy decision, effective March 21, 2002, tariff rates of 30%, 24% and 18% will be applied to imports of hot-rolled coil for the next three years, respectively. Imports from Canada, Mexico, and certain other countries are exempt from the tariffs. The tariffs have increased the cost of imported hot-rolled coils which, in turn, has increased the cost of domestic hot-rolled coils. An increase in our steel costs will adversely affect our financial results if we are not able to successfully raise the price of our products to compensate for the increased costs.

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

         The Company's net sales, gross profit (loss), operating income (loss) and tons shipped by business segment for the three months ended March 31, 2002 and 2001 are summarized in the following table:




                                                 Three Months Ended
(Dollars in thousands)                                March 31,
                                                2002              2001
                                           ---------         ---------
     Net sales
          Energy Products                  $  38,848         $  76,126
          Industrial Products - SBQ                -             5,988
                                           ---------         ---------
                                           $  38,848         $  82,114
                                           =========         =========
     Gross profit (loss)
          Energy Products                  $  (8,233)        $  10,112
          Industrial Products - SBQ                -            (2,715)(1)
                                           ---------         ---------
                                           $  (8,233)        $   7,397
                                           =========         =========
     Operating income (loss)
          Energy Products                  $ (10,966)        $   6,858
          Industrial Products - SBQ                -            (2,733)
                                           ---------         ---------
                                             (10,966)            4,125
          Restructuring charges                    -           (56,224)(1)
          Corporate allocations               (1,589)           (1,714)
                                           ---------         ---------
                                           $ (12,555)        $ (53,813)
                                           =========         =========
     Tons shipped
          Energy Products
               Welded products                40,700            74,200
               Seamless products              25,300            45,000
               Other                               -               200
                                           ---------         ---------
                                              66,000           119,400
          Industrial Products - SBQ                -            14,000
                                           ---------         ---------
                                              66,000           133,400
                                           =========         =========


(1) Includes restructuring charge of $0.6 million recorded to cost of products sold.


         Net sales in the quarter ended March 31, 2002 were $38.8 million, down $43.3 million, or a 52.6% decrease from the $82.1 million recorded in the first quarter of 2001. One cause of the decrease in sales, amounting to $6.0 million, is the result of our exiting the SBQ business in June 2001. We reported a net loss of $14.3 million, or a $0.69 loss per basic and diluted share, in the three months ended March 31, 2002. This compares to a net loss of $54.5 million, or a $2.60 loss per basic and diluted share, in the first quarter of 2001. Excluding restructuring charges, net income before extraordinary items would have been $1.8 million, or $0.08 per basic and diluted share.

ENERGY PRODUCTS

         Energy Products segment sales were $38.8 million in the three-month period ended March 31, 2002, a decrease of 49.0% from the comparable period ended March 31, 2001. The decrease in Energy Product segment sales was attributable to decreases in shipments and average revenue per ton.

         Total shipments of energy products for the quarter were 66,000 tons, a 44.7% decrease from the 119,400 tons shipped in the comparable prior year period. The percentage decline in shipments was comparable for both our welded and seamless energy products. The decline resulted primarily from a focus by distributors on reducing their inventories in light of a significant decline in drilling activity. In addition, the level of imports reached record highs in the first quarter of 2002.

         The average revenue per ton for the quarter ended March 31, 2002 for our welded and seamless tubular products was $427 and $848 per ton, respectively, compared to $498 and $871 per ton in the first quarter of 2001. This is a decrease of 14.3% for welded products, and a 2.6% decrease for seamless products, from the comparable quarter of a year ago. The reduced pricing is directly related to the decline in the demand for OCTG products.

         The Energy Products segment recorded a gross loss of $8.2 million and an operating loss of $11.0 million, in the quarter ended March 31, 2002. This compares to a gross profit of $10.1 million and an operating profit of $6.9 million, excluding restructuring charges, in the quarter ended March 31, 2001. The significant decline in profitability from the prior year period was primarily the result of the 44.7% decline in shipments along with lower pricing for our products. As a result of the lower operating levels in the first quarter of 2002, our average cost per ton produced increased because of the allocation of fixed costs over fewer tons produced.

         Selling, general and administrative expense for the Energy Products segment in the quarter ended March 31, 2002 decreased $0.5 million from the quarter ended March 31, 2001.

         In April 2002, the hourly employees of our welded tubular facility, Newport Steel Corporation, approved a new three-year labor agreement. The United Steelworkers of America represent the hourly employees.


INVESTMENT INCOME

         Investment income was $0.8 million for the first quarters of 2002 and 2001. Included in the quarterly amounts are $0.1 million of recognized gains on sales of investments in 2002 and $0.5 million of recognized losses in 2001. Interest income is lower in the quarter ended March 31, 2002 when compared to the prior year period because of a lower interest rates and a lower balance of investments.

INCOME TAXES

         We exhausted our federal income tax refund capability in 1999, and accordingly, tax benefits from operating losses normally are offset by valuation allowances resulting in no net federal tax benefit being recorded for losses.

                         LIQUIDITY AND CAPITAL RESOURCES

         Working capital at March 31, 2002 was $119.3 million compared to $126.7 million at December 31, 2001. The current ratio was 3.7 to 1 at March 31, 2002 compared to 4.2 to 1 at December 31, 2001. At March 31, 2002, we had cash and investments totaling $82.8 million and had no advances against our $50 million revolving credit facility.

         Major sources of cash from operating activities for the quarter ended March 31, 2002 included $3.1 million in depreciation and amortization charges, a $3.3 million decrease in accounts receivable and a $6.2 million increase in accounts payable. The major use of cash was for a $6.6 million increase in our inventories. The increase in inventory and accounts payable was primarily related to purchases of hot-rolled coils.

         Cash flows from investing activities were $4.7 million for the quarter ended March 31, 2002. Sales and maturities of long-term investments resulted in proceeds of $5.2 million during the quarter. We made capital investments in the Energy Products segment totaling $0.4 million in the quarter. We currently estimate capital spending for 2002 to be approximately $7.0 million, primarily for maintenance capital in our Energy Products segment.

         The Company has entered into a new five-year revolving credit facility in March 2002 that provides up to $50.0 million under a borrowing formula which is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to the initial and each subsequent draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 0.50% to prime plus 1.25% with respect to domestic rate loans, and from the LIBOR rate plus 2.00% to LIBOR plus 2.75% with respect to LIBOR rate loans. The facility contains various representations and warranties and operating and other covenants, however, there are no financial covenants under the facility. There have been no borrowings under the facility. The facility and is secured by a first priority lien in all inventory, accounts receivable and certain intangibles of the Company.

         In February 2002, our board of directors authorized the repurchase of up to two million shares of our common stock over the following twelve months. Repurchases are authorized to be made from time to time in open market purchases or through privately negotiated transactions, when, in the opinion of management, market conditions warrant. Repurchased shares will be available for general corporate purposes. We did not purchase any of our common shares during the first quarter of 2002.

         We calculate EBITDA as income before extraordinary items plus net interest expense, taxes, depreciation and amortization and restructuring charges. EBITDA was a negative $9.7 million for the quarter ended March 31, 2002 compared to $8.9 million in 2001. EBITDA provides additional information for determining our ability to meet debt service requirements. EBITDA does not represent, and should not be considered as an alternative to, net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance, as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

         We believe that our current available cash and investments, our cash flow from operations and our borrowing sources will be sufficient to meet anticipated operating cash requirements and capital expenditures, for at least the next twelve months. We also expect we will have sufficient resources to meet our obligations on our senior notes due in July 2003.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for bad debts, inventories, investments, long-lived assets, income taxes, customer claims, product liability, restructuring liabilities, environmental contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are included in Item 7. "Management's Discussion and Analysis of Financial Condition And Results of Operations" of the Company's Form 10-K for the year ended December 31, 2001.


                      RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe that the implementation of the statement will not have a material impact on our results of operations and financial position.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. We adopted SFAS 144 effective as of January 1, 2002. SFAS 144 is not expected to materially change the methods we use to measure impairment losses on long-lived assets, but may result in future dispositions being reported as discontinued operations to a greater extent than previously.

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

         As of March 31, 2002, we were not engaged in any activities which would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates, foreign currency exchange rates or market commodity prices.

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

         None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                  a) Exhibits - Reference is made to the Index to Exhibits, which is incorporated herein by reference.

                  b)       Reports on Form 8-K

                           Current Report on Form 8-K dated February 5, 2002 reporting under Item 9 the dates and times of NS Group, Inc.'s conference call reporting results for the year ended December 31, 2001.

                           Current Report on Form 8-K dated February 7, 2002 reporting under Item 9 the Company's earnings press release for the year ended December 31, 2001.

                           Current Report on Form 8-K dated February 21, 2002 reporting under Item 9 the Company's press release announcing that its board of directors had approved a repurchase plan for its common shares.

                           Current Report on Form 8-K dated February 27, 2002 reporting under Item 9 certain information to be presented to various individuals and institutional investors beginning on February 27, 2002.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NS GROUP, INC.



Date:  May 3, 2002                    By:  /s/ Rene J. Robichaud
       --------------------               ------------------------------
                                          Rene J. Robichaud
                                          President and Chief Executive Officer



Date:  May 3, 2002                    By:  /s/ Thomas J. Depenbrock
       --------------------               ------------------------------
                                          Thomas J. Depenbrock
                                          Vice President, Treasurer and
                                          Chief Financial Officer

                                INDEX TO EXHIBITS


       Number     Description
       ------     -----------

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

         4.1 Financing and Security Agreement Between Newport Steel Corporation and Koppel Steel Corporation and The CIT Group/Business Credit, Inc. dated March 29, 2002, filed herewith

         4.2 Guaranty of Company, Erlanger Tubular Corporation and Northern Kentucky Management, Inc. dated March 29, 2002, filed herewith

         4.3 Intercreditor Agreement between Huntington National Bank and The CIT Group/Business Credit, Inc, dated March 29, 2002, filed herewith

         10.1 Employment Agreement between the Company and Rene R. Robichaud, dated March 1, 2002, filed herewith*

         10.2 Change of Control Severance Agreement between the Company and Rene R. Robichaud, dated March 1, 2002, filed herewith*

         10.3 Salary Continuation Agreement between the Company and Rene R. Robichaud, dated March 1, 2002, filed herewith*

         10.4 Amended And Restated 2000 Non-Employee Director Stock Option Plan (Amended And Restated As Of February 2002), filed herewith*





*Indicates management contract or compensatory plan or arrangement in which one or more directors or executive officers of the Company participates or is a party.