Form 10-Q
period 2002-06-30
NS GROUP INC
filed 2002-08-12
CIK 745026

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


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

At July 31, 2002, there were 20,647,054 shares outstanding of the Company's common stock.

                                 NS GROUP, INC.

                                      INDEX



                                                                        Page No.
                                                                        --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations...............    3
         Condensed Consolidated Balance Sheets.........................    4
         Condensed Consolidated Statements of Cash Flows...............    5
         Notes to Financial Statements.................................    6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................   18

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk.................................................   26



PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...........   27

Item 6.  Exhibits and Reports on Form 8-K..............................   27

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts) (Unaudited)


                                                                  Three Months Ended                 Six Months Ended
                                                                       June 30,                          June 30,
                                                                2002              2001            2002             2001
                                                            --------------    --------------  --------------   --------------
Net sales                                                    $  54,851         $ 102,727       $  93,699         $ 184,841
Cost of products sold                                           52,598            87,268          99,679           161,985
                                                             ---------         ---------       ---------         ---------
        Gross profit (loss)                                      2,253            15,459          (5,980)           22,856
Selling, general and administrative expenses                     3,872             5,476           8,194            11,101
Restructuring charges                                               --                --              --            55,585
                                                             ---------         ---------       ---------         ---------
        Operating income (loss)                                 (1,619)            9,983         (14,174)          (43,830)
Other income (expense)
   Investment income                                               370             1,286           1,121             2,124
   Interest expense                                             (2,658)           (2,580)         (5,254)           (5,102)
   Other, net                                                      (12)              206              81             1,305
                                                             ---------         ---------       ---------         ---------
        Income (loss) before income taxes and
          extraordinary items                                   (3,919)            8,895         (18,226)          (45,503)
Provision (benefit) for income taxes                                --                --              --                --
                                                             ---------         ---------       ---------         ---------
        Income (loss) before extraordinary items                (3,919)            8,895         (18,226)          (45,503)
Extraordinary items, net of income taxes                            --                --              --               (59)
                                                             ---------         ---------       ---------         ---------
        Net income (loss)                                    $  (3,919)        $   8,895       $ (18,226)        $ (45,562)
                                                             =========         =========       =========         =========

Per common share - basic
        Net income (loss) before extraordinary items         $   (0.19)        $    0.42       $   (0.88)        $   (2.17)
        Extraordinary items, net of income taxes                    --                --              --                --
                                                             ---------         ---------       ---------         ---------
        Net income (loss)                                    $   (0.19)        $    0.42       $   (0.88)        $   (2.17)
                                                             =========         =========       =========         =========

Per common share - diluted
        Net income (loss) before extraordinary items         $   (0.19)        $    0.41       $   (0.88)        $   (2.17)
        Extraordinary items, net of income taxes                    --                --              --                --
                                                             ---------         ---------       ---------         ---------
        Net income (loss)                                    $   (0.19)        $    0.41       $   (0.88)        $   (2.17)
                                                             =========         =========       =========         =========

Weighted average shares outstanding
        Basic                                                   20,647            20,994          20,646            20,971
        Diluted                                                 20,647            21,689          20,646            20,971


See accompanying notes to financial statements.

                                 NS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands) (Unaudited)


                                                                    June 30,            December 31,
                                                                      2002                  2001
                                                                 ---------------      ---------------
ASSETS
Current assets
      Cash and cash equivalents                                    $  55,940            $  72,383
      Accounts receivable, net                                        23,987               23,161
      Inventories                                                     74,917               55,329
      Deferred tax assets                                              3,015                3,015
      Other current assets                                            11,934               12,638
                                                                   ---------            ---------
          Total current assets                                       169,793              166,526

Property, plant and equipment, net                                    55,528               60,196
Long-term investments                                                 10,054               16,833
Other assets                                                           6,008                5,482
Assets held for sale                                                  11,013               11,447
                                                                   ---------            ---------

          Total assets                                             $ 252,396            $ 260,484
                                                                   =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                                             $  20,595            $  14,303
      Accrued liabilities                                             22,778               19,205
      Accrued restructuring liabilities                                5,958                6,295
      Current portion of long-term debt                               35,034                   33
                                                                   ---------            ---------
          Total current liabilities                                   84,365               39,836

Long-term debt                                                        33,851               68,070
Deferred taxes                                                         3,203                3,203
Other long-term liabilities                                            5,775                5,713
                                                                   ---------            ---------
          Total liabilities                                          127,194              116,822
                                                                   ---------            ---------

Shareholders' equity
      Common stock, no par value                                     282,935              282,928
      Treasury stock                                                 (35,572)             (35,578)
      Common stock options and warrants                                  697                  635
      Accumulated other comprehensive loss                            (1,149)                (842)
      Accumulated deficit                                           (121,709)            (103,481)
                                                                   ---------            ---------
          Total shareholders' equity                                 125,202              143,662
                                                                   ---------            ---------

          Total liabilities and shareholders' equity               $ 252,396            $ 260,484
                                                                   =========            =========


See accompanying notes to financial statements.

                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)


                                                                               Six Months Ended
                                                                                  June 30,
                                                                           2002              2001
                                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                           $(18,226)          $(45,562)
     Adjustments to reconcile net loss
         to net cash flows from operating activities:
          Depreciation and amortization                                    5,728              8,268
          Amortization of debt discount and finance costs                    636                559
          Restructuring charges, including asset impairments                  --             42,820
          Realized losses on securities                                      120                511
     Changes in operating assets and liabilities:
          Accounts receivable, net                                          (826)           (11,231)
          Inventories                                                    (19,588)            (9,103)
          Other current assets                                               704                 74
          Accounts payable                                                 6,292             18,399
          Accrued liabilities                                              4,063              6,193
          Restructuring liabilities                                         (337)             7,681
                                                                        --------           --------
               Net cash flows from operating activities                  (21,434)            18,609
                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of property, plant and equipment                        (997)              (711)
          Net proceeds of assets held for sale                               434                972
          Net sales and maturities of long-term investments                6,351              3,752
          Changes in other assets                                            (35)              (128)
                                                                        --------           --------
               Net cash flows from investing activities                    5,753              3,885
                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
          Repayments of long-term debt                                       (16)              (945)
          Payment of financing costs                                        (757)                --
          Proceeds from issuance of common stock                              11                282
          Purchase of treasury stock                                          --               (394)
               Net cash flows from financing activities                     (762)            (1,057)
                                                                        --------           --------
Net increase (decrease) in cash and cash equivalents                     (16,443)            21,437
                                                                        --------           --------

Cash and cash equivalents at beginning of period                          72,383             42,793
                                                                        --------           --------

Cash and cash equivalents at end of period                              $ 55,940           $ 64,230
                                                                        ========           ========

Cash paid for:
          Interest                                                      $  4,648           $  4,714
          Income taxes                                                  $     --           $     --


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

         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the financial statements. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year. Reference should be made to NS Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001 for additional footnote disclosure, including a summary of significant accounting policies.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications do not affect previously reported results of operations.

         EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from securities that could result in additional common shares being issued which, for the Company, are comprised of stock options and warrants.

         Securities that could potentially result in dilution of basic earnings per share through the issuance of 2.4 million shares of the Company's common shares for both the three and six month period ended June 30, 2002, were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. Also, for the six month period ended June 30, 2001, 2.3 million shares of the Company's common shares were excluded because they were antidilutive.

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

         Following is a summary of the accrued restructuring liabilities and activity for the six months ended June 30, 2002:

                                                       Facility
                                        Employee       closing
(In thousands)                         separation       costs        Total
                                   ----------------  ------------  ----------

Balance, December 31, 2001             $   155       $ 6,140       $ 6,295

Cash payments                               (2)         (335)         (337)

Accruals (reversals)                        --            --            --
                                       -------       -------       -------

Balance, June 30, 2002                 $   153       $ 5,805       $ 5,958
                                       =======       =======       =======


         The remaining estimated facility closing costs, consisting of operating contract cancellation and environmental remediation costs, are anticipated to be paid in late 2002 and 2003. The timing of any payments depends on environmental regulatory approvals and results of contract settlements. The remaining liability for employee separation is for continuing employee benefits. The assets of the closed operations, consisting of machinery and equipment and related spare parts and supply inventories are classified as Assets Held for Sale on the Company's consolidated balance sheet. An independent broker is actively marketing the assets and the net proceeds from sales of these assets amounted to $0.4 million for the six months ended June 30, 2002.

NOTE 3:   OTHER INCOME, NET

         In the quarter ended March 31, 2001, the Company received a claim settlement pertaining to purchases of electrodes in the years from 1992 to 1997. The settlement increased Other, net by $1.1 million, or $0.05 per diluted share, for the quarter.

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

NOTE 5:   COMPREHENSIVE INCOME

         The Company's other comprehensive income consists of unrealized gains and losses on available-for-sale securities. Comprehensive income for the periods was as follows:


                                      Three Months Ended        Six Months Ended
                                            June 30,                 June 30,
(In thousands)                          2002       2001          2002        2001
                                    ---------   --------      ---------   ---------
Net income (loss)                   $ (3,919)   $  8,895      $(18,226)   $(45,562)

Net unrealized gains (losses)           (680)         24          (307)        891
                                    --------    --------      --------    --------
Comprehensive income (loss)         $ (4,599)   $  8,919      $(18,533)   $(44,671)
                                    ========    ========      ========    ========


NOTE 6:  BUSINESS SEGMENT INFORMATION

         In recent prior periods, the Company operated and reported its results in two reportable segments. The Company's Energy Products segment consists primarily of (i) welded and seamless tubular products used primarily in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); and (ii) line pipe used in the transmission of oil, natural gas and other fluids. The Company's Industrial Products segment consisted of SBQ products used primarily in the manufacture of heavy industrial equipment. As mentioned in Note 2, the Company exited the SBQ products business as of June 30, 2001, and since that time has reported its results in a single segment.

         The Energy Products segment consists of the Company's welded and seamless tubular operations which have similar products and services, manufacturing processes, customers and distribution channels and is consistent with both internal management reporting and resource and budgetary allocations. Three Energy Products customers accounted for 15%, 13% and 10%, respectively, of the segment's sales for the six months ended June 30, 2002 and two Energy Products customers each accounted for 17% of the segment's sales in the six months ended June 30, 2001.

         The following table contains selected segment financial information for the three months and six months ended June 30, 2002 and 2001. Reference is made to Note 2 concerning the Company's restructuring initiatives implemented in 2001.


                                                Energy        Industrial
(In thousands)                                  Products      Products        Corporate       Total
                                                --------      ----------      ---------       -----
THREE MONTHS ENDED JUNE 30, 2002
      Net sales                                 $  54,851     $      --       $      --    $  54,851
      Operating income (loss)                         277            --          (1,896)      (1,619)
      Assets                                      177,535            --          74,861      252,396
      Depreciation and amortization                 2,892            --              31        2,923
      Capital expenditures                            593            --              --          593

THREE MONTHS ENDED JUNE 30, 2001
      Net sales                                 $  98,866     $   3,861       $      --    $ 102,727
      Operating income (loss)                      13,267          (981)         (2,303)       9,983
      Assets                                      213,369         2,114          90,487      305,970
      Depreciation and amortization                 2,826            --             304        3,130
      Capital expenditures                            359            --              --          359


SIX MONTHS ENDED JUNE 30, 2002
      Net sales                                 $  93,699     $      --       $      --    $  93,699
      Operating loss                              (10,689)           --          (3,485)     (14,174)
      Depreciation and amortization                 5,665            --              63        5,728
      Capital expenditures                            997            --              --          997

SIX MONTHS ENDED JUNE 30, 2001
      Net sales                                 $ 174,992     $   9,849       $      --    $ 184,841
      Operating income (loss)
        before restructuring items              $  20,125     $  (3,714)      $  (4,017)   $  12,394
            Inventory mark-down                        --          (639)             --         (639)
            Restructuring charges                 (44,499)       (9,486)         (1,600)     (55,585)
                                                ---------     ---------       ---------    ---------
      Operating loss                            $ (24,374)    $ (13,839)      $  (5,617)   $ (43,830)
                                                ---------     ---------       ---------    ---------

      Depreciation and amortization             $   7,253     $     941       $      74    $   8,268
      Capital expenditures                            711            --              --          711

NOTE 7:  INVENTORIES

         Inventories consist of the following:

                                              June 30,        December 31,
(In thousands)                                  2002              2001
                                            ------------      -------------

Raw materials                                $20,875            $ 9,358
Semi-finished and finished products           54,042             45,971
                                             -------            -------
                                             $74,917            $55,329
                                             =======            =======


NOTE 8:  CREDIT FACILITY AND LONG-TERM DEBT

         The Company entered into a new five-year revolving credit facility in March 2002 that provides up to $50.0 million under a borrowing formula which is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 0.50% to prime plus 1.25% with respect to domestic rate loans, and from the LIBOR rate plus 2.00% to LIBOR plus 2.75% with respect to LIBOR rate loans. The facility contains various representations and warranties and operating and other covenants. There are no financial covenants under the facility. There have been no borrowings under the facility. The facility is secured by a first priority lien on all inventories, accounts receivable and certain intangibles of the Company. As of June 30, 2002, the Company had a borrowing availability under the agreement, based on eligible receivable and inventory on such date, of approximately $30.0 million.

         On June 13, 2002, the Company made an early redemption call for $35.0 million of its $68.8 million principal amount 13.5 % senior secured notes due in July 2003. The redemption on July 15, 2002 was at par plus accrued interest and was funded from existing cash balances. The Company will recognize a charge of $0.6 million, or $0.03 cents per diluted share, in the third quarter of 2002, for the write-off of related debt discount and issue costs.

NOTE 9:  SHELF REGISTRATION

         In July 2002, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for the issuance and the sale from time to time to the public of up to $100 million in securities, including debt, preferred stock, common stock and warrants. The registration statement has not yet become effective. After the registration statement has been declared effective, the Company may sell the securities in one or more separate offerings in amounts, at prices and on terms to be determined at the time of sale. If and when the Company offers any securities under this registration statement, the Company will prepare and make available a prospectus supplement that includes the specific terms of the securities being offered.

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

         The Company has a hazardous waste landfill on its property in Wilder, Kentucky, which it no longer utilizes. In connection with the Company's March 2001 restructuring actions, in which it closed Newport's melt shop and hot strip mill operations, the Company accrued the estimated costs for closure and post-closure care of the landfill. These costs were included in restructuring charges in the first quarter of 2001. The Company is currently awaiting final approval of its closure/post-closure plan from the Kentucky Division of Waste Management. The Company expects closure of the landfill will be completed by the end of 2003.

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

         Capital expenditures for environmental control facilities are expected to be approximately $0.3 million for the last six months of 2002. New or revised environmental regulations and laws or new information or developments with respect to the Company's operating facilities could influence such expenditures.

         The Company has accrued for environmental remediation obligations of $4.3 million and $4.3 million, respectively, at June 30, 2002 and December 31, 2001. Based upon its evaluation of available information, management does not believe that any of the Company's environmental contingency matters will have, individually or in the aggregate, a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 11: SUPPLEMENTARY INFORMATION - CONDENSED CONSOLIDATING FINANCIAL
         STATEMENTS

         The Company's senior secured notes are unconditionally guaranteed in full, jointly and severally, by each of the Company's subsidiaries (Guarantor Subsidiaries), each of which is wholly owned. Set forth below are the condensed consolidating financial statements of NS Group, Inc. including the Guarantor Subsidiaries. The Guarantor Subsidiaries include Newport, Koppel, Erlanger and Northern Kentucky Management, Inc. Separate financial statements and other disclosures relating to the Guarantor Subsidiaries have not been presented because management has determined that this information would not be material.

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

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Operations



THREE MONTHS ENDED JUNE 30, 2002

                                                                    Guarantor
(In thousands)                                           Parent    Subsidiaries     Eliminations     Consolidated
                                                       ---------   ------------     ------------     ------------
Net sales                                              $     --     $ 54,851        $     --          $ 54,851
Costs of products sold                                       --       52,598              --            52,598
                                                       --------     --------        --------          --------
      Gross profit                                           --        2,253              --             2,253
Selling, general and administrative expenses                 --        3,872              --             3,872
                                                       --------     --------        --------          --------
      Operating loss                                         --       (1,619)             --            (1,619)
Other income (expense)
      Equity in earnings of subsidiaries                 (3,553)          --           3,553                --
      Investment income                                     336           34              --               370
      Interest expense                                   (2,655)          (3)             --            (2,658)
      Other income, net                                     (34)          22              --               (12)
      Intercompany interest, net                          3,899       (3,899)             --                --
                                                       --------     --------        --------          --------
Income (loss) before income taxes                        (2,007)      (5,465)          3,553            (3,919)
Provision (benefit) for income taxes                      1,912       (1,912)             --                --
                                                       --------     --------        --------          --------
Net income (loss)                                      $ (3,919)    $ (3,553)       $  3,553          $ (3,919)
                                                       ========     ========        ========          ========



THREE MONTHS ENDED JUNE 30, 2001

                                                                    Guarantor
(In thousands)                                           Parent    Subsidiaries     Eliminations     Consolidated
                                                       ---------   ------------     ------------     ------------
Net sales                                              $      --    $ 102,727       $      --         $ 102,727
Cost of products sold                                         --       87,268              --            87,268
                                                       ---------    ---------       ---------         ---------
      Gross profit                                            --       15,459              --            15,459
Selling, general and administrative expenses                  --        5,476              --             5,476
Restructuring charges                                         --           --              --                --
                                                       ---------    ---------       ---------         ---------
      Operating income                                        --        9,983              --             9,983
Other income (expense)
      Equity in earnings of subsidiaries                   3,448           --          (3,448)               --
      Investment income                                    1,254           32              --             1,286
      Interest expense                                    (2,577)          (3)             --            (2,580)
      Other income, net                                      167           39              --               206
      Intercompany interest, net                           4,747       (4,747)             --                --
                                                       ---------    ---------       ---------         ---------
Income (loss) before income taxes                          7,039        5,304          (3,448)            8,895
Provision (benefit) for income taxes                      (1,856)       1,856              --                --
                                                       ---------    ---------       ---------         ---------
Net income (loss)                                      $   8,895    $   3,448       $  (3,448)        $   8,895
                                                       =========    =========       =========         =========

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Operations




SIX MONTHS ENDED JUNE 30, 2002

                                                                       Guarantor
(In thousands)                                             Parent      Subsidiaries     Eliminations     Consolidated
                                                         ----------   --------------    ------------     ------------
Net sales                                                $      --    $  93,699         $      --        $  93,699
Costs of products sold                                          --       99,679                --           99,679
                                                         ---------    ---------         ---------        ---------
      Gross loss                                                --       (5,980)               --           (5,980)
Selling, general and administrative expenses                    --        8,194                --            8,194
                                                         ---------    ---------         ---------        ---------
      Operating loss                                            --      (14,174)               --          (14,174)
Other income (expense)
      Equity in earnings of subsidiaries                   (14,341)          --            14,341               --
      Investment income                                      1,043           78                --            1,121
      Interest expense                                      (5,248)          (6)               --           (5,254)
      Other income, net                                         36           45                --               81
      Intercompany interest, net                             8,006       (8,006)               --               --
                                                         ---------    ---------         ---------        ---------
Income (loss) before income taxes                          (10,504)     (22,063)           14,341          (18,226)
Provision (benefit) for income taxes                         7,722       (7,722)               --               --
                                                         ---------    ---------         ---------        ---------
Net income (loss)                                        $ (18,226)   $ (14,341)        $  14,341        $ (18,226)
                                                         =========    =========         =========        =========




SIX MONTHS ENDED JUNE 30, 2001

                                                                       Guarantor
(In thousands)                                             Parent      Subsidiaries     Eliminations     Consolidated
                                                         ----------   --------------    ------------     ------------
Net sales                                                $      --    $ 184,841         $      --        $ 184,841
Cost of products sold                                           --      161,985                --          161,985
                                                         ---------    ---------         ---------        ---------
      Gross profit                                              --       22,856                --           22,856
Selling, general and administrative expenses                    --       11,101                --           11,101
Restructuring charges                                        1,600       53,985                --           55,585
                                                         ---------    ---------         ---------        ---------
        Operating loss                                      (1,600)     (42,230)               --          (43,830)
Other income (expense)
      Equity in earnings of subsidiaries                   (33,021)          --            33,021               --
      Investment income                                      2,059           65                --            2,124
      Interest expense                                      (5,096)          (6)               --           (5,102)
      Other income, net                                        167        1,138                --            1,305
      Intercompany interest, net                             9,769       (9,769)               --               --
                                                         ---------    ---------         ---------        ---------
Income (loss) before income taxes
           and extraordinary items                         (27,722)     (50,802)           33,021          (45,503)
Provision (benefit) for income taxes                        17,781      (17,781)               --               --
                                                         ---------    ---------         ---------        ---------
Income (loss) before extraordinary items                   (45,503)     (33,021)           33,021          (45,503)
Extraordinary items, net of income taxes                       (59)          --                --              (59)
                                                         ---------    ---------         ---------        ---------
        Net income (loss)                                $ (45,562)   $ (33,021)        $  33,021        $ (45,562)
                                                         =========    =========         =========        =========

                                 NS Group, Inc.
                 Unaudited Condensed Consolidating Balance Sheet
                                  June 30, 2002


                                                              Guarantor
(In thousands)                                    Parent     Subsidiaries     Eliminations     Consolidated
                                                ---------    ------------     ------------     ------------
ASSETS
Cash and cash equivalents                       $  55,838     $     102       $      --        $  55,940
Accounts receivable, net                              409        23,578              --           23,987
Inventories                                            --        74,917              --           74,917
Other current assets                                5,410         9,539              --           14,949
                                                ---------     ---------       ---------        ---------
          Total current assets                     61,657       108,136              --          169,793

Property, plant and equipment                          --       196,106              --          196,106
Accumulated depreciation                               --      (140,578)             --         (140,578)
Long-term investments                               9,862           192              --           10,054
Investment in subsidiaries                        (74,562)           --          74,562               --
Intercompany, net                                 209,735            --        (209,735)              --
Other assets                                        3,342         2,666              --            6,008
Assets held for sale                                   --        11,013              --           11,013
                                                ---------     ---------       ---------        ---------

      Total assets                              $ 210,034     $ 177,535       $(135,173)       $ 252,396
                                                =========     =========       =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                $      --     $  20,595       $      --        $  20,595
Accrued liabilities                                 7,502        15,276              --           22,778
Accrued restructuring charges                          --         5,958              --            5,958
Current portion of long-term debt                  35,000            34              --           35,034
                                                ---------     ---------       ---------        ---------
          Total current liabilities                42,502        41,863              --           84,365

Long-term debt                                     33,352           499              --           33,851
Intercompany, net                                      --       209,735        (209,735)              --
Deferred taxes                                      3,203            --              --            3,203
Other long-term liabilities                         5,775            --              --            5,775
Shareholders' equity                              125,202       (74,562)         74,562          125,202
                                                ---------     ---------       ---------        ---------
      Total liabilities and
            shareholders' equity                $ 210,034     $ 177,535       $(135,173)       $ 252,396
                                                =========     =========       =========        =========

                                 NS Group, Inc.
                 Unaudited Condensed Consolidating Balance Sheet
                                December 31, 2001


                                                             Guarantor
(In thousands)                                    Parent     Subsidiaries      Eliminations     Consolidated
                                                ---------    ------------      ------------     ------------
ASSETS
Cash and cash equivalents                       $  72,206    $     177         $      --         $  72,383
Accounts receivable                                   655       22,506                --            23,161
Inventories                                            --       55,329                --            55,329
Other current assets                                4,696       10,957                --            15,653
                                                ---------    ---------         ---------         ---------
          Total current assets                     77,557       88,969                --           166,526
Property, plant & equipment                            --      194,407                --           194,407
Accumulated depreciation                               --     (134,211)               --          (134,211)
Long-term investments                              16,669          164                --            16,833
Investment in subsidiaries                        (60,247)          --            60,247                --
Intercompany, net                                 191,363           --          (191,363)               --
Other assets                                        2,777        2,705                --             5,482
Assets held for sale                                   --       11,447                --            11,447
                                                ---------    ---------         ---------         ---------
      Total assets                              $ 228,119    $ 163,481         $(131,116)        $ 260,484
                                                =========    =========         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                $     265    $  14,038         $      --         $  14,303
Accrued liabilities and other                       7,722       11,483                --            19,205
Accrued restructuring liabilities                      --        6,295                --             6,295
Current portion of long-term debt                      --           33                --                33
                                                ---------    ---------         ---------         ---------
          Total current liabilities                 7,987       31,849                --            39,836

Long-term debt                                     67,554          516                --            68,070
Intercompany, net                                      --      191,363          (191,363)               --
Deferred taxes                                      3,203           --                --             3,203
Other long-term liabilities                         5,713           --                --             5,713
Shareholders' equity                              143,662      (60,247)           60,247           143,662
                                                ---------    ---------         ---------         ---------
      Total liabilities and
        shareholders' equity                    $ 228,119    $ 163,481         $(131,116)        $ 260,484
                                                =========    =========         =========         =========

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Cash Flows



SIX MONTHS ENDED JUNE 30, 2002

                                                                            Guarantor
(In thousands)                                                 Parent      Subsidiaries     Eliminations    Consolidated
                                                            -------------  -------------   --------------  ---------------
Net cash flows from operating activities                     $(21,938)     $    504        $          --    $(21,434)
                                                             --------      --------        -------------    --------

Purchases of property, plant and equipment                         --          (997)                  --        (997)
Net proceeds of assets held for sale                               --           434                   --         434
Net sales and maturities of long-term investments               6,351            --                   --       6,351
Changes in other assets                                           (35)           --                   --         (35)
                                                             --------      --------        -------------    --------
         Net cash from investing activities                     6,316          (563)                  --       5,753
                                                             --------      --------        -------------    --------

Repayments of long term debt                                       --           (16)                  --         (16)
Payment of financing costs                                       (757)           --                   --        (757)
Proceeds from issuance of common stock                             11            --                   --          11
                                                             --------      --------        -------------    --------
         Net cash from financing activities                      (746)          (16)                  --        (762)
                                                             --------      --------        -------------    --------

Net decrease in cash and cash equivalents                     (16,368)          (75)                  --     (16,443)
Cash and cash equivalents -
     Beginning of period                                       72,206           177                   --      72,383
                                                             --------      --------        -------------    --------
     End of period                                           $ 55,838      $    102        $          --    $ 55,940
                                                             ========      ========        =============    ========

Cash paid during the period for:
     Interest                                                $  4,642      $      6                         $  4,648
     Income taxes                                            $     --      $     --                         $     --



SIX MONTHS ENDED JUNE 30, 2001

                                                                            Guarantor
(In thousands)                                                 Parent      Subsidiaries     Eliminations    Consolidated
                                                            -------------  -------------   --------------  ---------------
Net cash flows from operating activities                     $ 18,695      $    (86)       $          --    $ 18,609
                                                             --------      --------        -------------    --------

Purchases of property, plant and equipment                         --          (711)                  --        (711)
Net proceeds of assets held for sale                               --           972                   --         972
Net sales and maturities of long-term investments               3,752            --                   --       3,752
Changes in other assets                                          (167)           39                   --        (128)
                                                             --------      --------        -------------    --------
         Net cash from investing activities                     3,585           300                   --       3,885
                                                             --------      --------        -------------    --------

Repayments of long-term debt                                     (890)          (55)                  --        (945)
Proceeds from issuance of common stock                            282            --                   --         282
Purchase of treasury stock                                       (394)           --                   --        (394)
                                                             --------      --------        -------------    --------
         Net cash from financing activities                    (1,002)          (55)                  --      (1,057)
                                                             --------      --------        -------------    --------

Net increase in cash and cash equivalents                      21,278           159                   --      21,437
Cash and cash equivalents -
     Beginning of period                                       42,543           250                   --      42,793
                                                             --------      --------        -------------    --------
     End of period                                           $ 63,821      $    409        $          --    $ 64,230
                                                             ========      ========        =============    ========

Cash paid during the period for:
     Interest                                                $  4,708      $      6                         $  4,714
     Income taxes                                            $     --      $     --                         $     --

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

         -    asserted and unasserted claims;

         -    general economic conditions; and

         - other risks and uncertainties described under "Risk Factors" included in Exhibit 99.1 of the Company's Form 10-K for the year ended December 31, 2001.

         In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. In addition, actual results could differ materially from those suggested by the forward-looking statements. Accordingly, you should not place undue reliance on the forward-looking statements which speak only as of the date on which they are made. We may not update these forward-looking statements, even though our situation may change in the future, unless we are obligated under federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of our forward-looking statements by these cautionary statements.

         For a more complete understanding of our business activities and financial results, you should read the following analysis of financial condition and results of operations together with the unaudited condensed consolidated financial statements included in this report.

                              RESULTS OF OPERATIONS

SEGMENT REPORTING CHANGES RESULTING FROM RESTRUCTURINGS

         During the quarter ended March 31, 2001, we implemented restructuring initiatives involving certain operations of our businesses. One initiative was to purchase hot-rolled coils rather than manufacture them at our welded tubular operations. As a result, we closed the melt shop and hot strip mill operations in Wilder, Kentucky effective March 31, 2001. In addition, we decided to cease the manufacturing of special bar quality products (which we refer to as "SBQ"), which were being manufactured at our Koppel, Pennsylvania facility. Accordingly, in the March 2001 quarter, we recorded $56.2 million of restructuring charges that included $43.4 million of non-cash charges resulting primarily from the write-down of fixed assets. See Note 2 to the unaudited condensed consolidated financial statements for further information related to the restructurings.

         Through June 30, 2001, we conducted our business within two reportable business segments - the Energy Products segment and the Industrial Products segment. In June 2001, we exited the SBQ operations that comprised our Industrial Products segment. Since that time we have conducted our operations solely within the Energy Products segment.

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

         The average number of oil and natural gas drilling rigs in operation in the United States is referred to as "rig count". In response to strong oil and natural gas prices, rig count rose steadily throughout the first half of 2001, averaging 1,190 in the first half of 2001, and rose to a high of 1,293 in July 2001. Natural gas prices began to fall, however, as (i) the slowdown in the economy, (ii) milder weather and (iii) fuel switching resulted in strong injection rates into natural gas storage during the summer months of 2001. The weak economy and mild weather in the latter part of 2001 resulted in historically high levels of natural gas storage, which further pressured natural gas prices downward. As a result, rig count dropped 43%, from the July 2001 high to 738 in April 2002. The average rig count for the three and six months ended June 30, 2002 was 808 and 811, respectively, decreases of 35% and 32% from comparable periods in 2001.

         According to published industry reports, imports of OCTG products in the first half of 2001 accounted for an estimated 28% of the total domestic market and are expected to be approximately 24% in the first half of 2002. The effects of continued high levels of imports, together with the decline in drilling activity, resulted in excessive industry-wide tubular inventories, which negatively affected our OCTG business. Primarily as a result of the decrease in the rig count, our shipments for the three and six months ended June 30, 2002 declined 37.5% and 40.6%, respectively, from the comparable periods in 2001. We expect improved shipment levels in the second half of 2002 resulting from anticipated improvements in the marketplace.

         In November 2001, the United States International Trade Commission
(ITC) reported injury from various imported steel products under Section 201 and recommended to the President of the United States a wide-scale program of quotas and duties. However, the ITC recommendation for quotas and duties did not include imports of oil country tubular goods and, as a result, we have continued to experience high levels of competition from imports. In response, in April 2002, we, together with other domestic oil country tubular goods providers, filed suit with the ITC against 13 countries, seeking relief from unfair trade. On May 10, 2002, the ITC voted against us and the case was terminated.

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

         We cannot predict the U.S. government's future actions regarding duties and tariffs on imports or other trade restrictions on imports of OCTG and line pipe products.

         The Company's net sales, gross profit (loss), operating income (loss) and tons shipped by business segment for the three and six months ended June 30, 2002 and 2001 are summarized in the following table:


                                                  Three Months Ended                   Six Months Ended
(Dollars in thousands)                                  June 30,                            June 30,
                                                2002               2001               2002             2001
                                              ---------         ---------          ---------        --------
Net sales
     Energy Products                          $  54,851         $  98,866          $  93,699        $ 174,992
     Industrial Products - SBQ                       --             3,861                 --            9,849
                                              ---------         ---------          ---------        ---------
                                              $  54,851         $ 102,727          $  93,699        $ 184,841
                                              =========         =========          =========        =========
Gross profit (loss)
     Energy Products                          $   2,253         $  16,008          $  (5,980)       $  26,120
     Industrial Products - SBQ                       --              (549)                --           (3,264)(1)
                                              ---------         ---------          ---------        ---------
                                              $   2,253         $  15,459          $  (5,980)       $  22,856
                                              =========         =========          =========        =========

Operating income (loss)
     Energy Products                          $     277         $  13,267          $ (10,689)       $  20,125
     Industrial Products - SBQ                       --              (981)                --           (3,714)
                                              ---------         ---------          ---------        ---------
                                                    277            12,286            (10,689)          16,411
     Restructuring charges                           --                --                 --          (56,224)(1)
     Corporate allocations                       (1,896)           (2,303)            (3,485)          (4,017)
                                              ---------         ---------          ---------        ---------
                                              $  (1,619)        $   9,983          $ (14,174)       $ (43,830)
                                              =========         =========          =========        =========

Tons shipped
     Energy Products
          Welded products                        63,600            95,900            104,300          170,100
          Seamless products                      32,200            57,000             57,500          102,000
          Other                                      --               300                 --              500
                                              ---------         ---------          ---------        ---------
                                                 95,800           153,200            161,800          272,600
     Industrial Products - SBQ                       --             9,900                 --           23,900
                                              ---------         ---------          ---------        ---------
                                                 95,800           163,100            161,800          296,500
                                              =========         =========          =========        =========

         (1) Includes restructuring charge of $0.6 million recorded to cost of products sold.

         Net sales in the quarter ended June 30, 2002 were $54.9 million, down $47.9 million, or a 46.6% decrease from the $102.7 million recorded in the second quarter of 2001. The quarter ended June 30, 2001 included $3.9 million of SBQ sales. This business was closed in June 2001. For the quarter ended June 30, 2002, operating losses were $1.6 million compared to $10.0 million of operating income in the comparable quarter in 2001. We reported a net loss of $3.9 million, or a $0.19 loss per basic and diluted share, in the three months ended June 30, 2002. This compares to net income of $8.9 million, or $0.41 per diluted share, in the second quarter of 2001.

         Net sales in the six months ended June 30, 2002 were $93.7 million, down $91.3 million, or a 49.3% decrease from the $184.8 million recorded in the first six months of 2001. The six months ended June 30, 2001 included $9.8 million of SBQ sales. For the six months ended June 30, 2002, operating losses were $14.2 million compared to $43.8 million of operating losses in the comparable period in 2001. For the six months ended June 30, 2002, we reported a net loss of $18.2 million, or an $0.88 loss per basic and diluted share. This compares to net loss of $45.6 million, or a $2.17 loss per diluted share, in the first six months of 2001. Excluding restructuring charges of $56.2 million included in the first six months of 2001, operating income would have been $12.4 million, and net income and income per diluted share would have been $10.7 million, or $0.49 per diluted share, respectively.

ENERGY PRODUCTS

         Energy Products segment sales in the three and six-month periods ended June 30, 2002 were $54.9 million and $93.7 million, respectively, decreases of 44.5% and 46.5% from the comparable periods ended June 30, 2001. The decrease in Energy Product segment sales was attributable to the significant decreases in shipments and average revenue per ton.

         Total shipments of energy products for the second quarter of 2002 were 95,800 tons, a 37.5% decrease from the 153,200 tons shipped in the comparable prior year period. Shipments for the six months of 2002 were 161,800 tons, down 40.6% from the 272,600 tons shipped in the comparable period in 2001. The decline in shipments was experienced in both our welded and seamless energy products. The decline resulted primarily from a decline in demand of OCTG products resulting from lower consumption and a focus by distributors on reducing their inventories in light of a significant decline in drilling activity.

         For the quarter ended June 30, 2002, the average revenue per ton for our welded and seamless tubular products was $424 and $867 per ton, respectively, compared to $490 and $899 per ton in the second quarter of 2001. The 13.5% decrease for welded products and the 3.6% decrease for seamless products resulted from the decline in the demand for OCTG products as well as a change in product mix.

         The Energy Products segment recorded a gross profit of $2.3 million and operating income of $0.3 million in the quarter ended June 30, 2002. These results compare to a gross profit of $16.0 million and operating income of $13.3 million in the quarter ended June 30, 2001. The significant decline in profitability from the prior year period was primarily the result of the significant decline in shipments along with lower pricing for our products. Also, as a result of the lower operating levels in the first half of 2002, our margins were negatively impacted due to lower fixed cost absorption.

         Selling, general and administrative expenses for the Energy Products segment in the quarter ended June 30, 2002 decreased $0.8 million from the quarter ended June 30, 2001. Selling, general and administrative expenses for the six months ended June 30, 2002, were $4.7 million, a $1.3 million decrease from the comparable period in 2001. The restructuring initiatives started in 2001 and general cost constraints were the primary reasons for the reduction in expenses.

         In April 2002, the hourly employees of our welded tubular facility, Newport Steel Corporation, approved a new three-year labor agreement. The United Steelworkers of America represent the hourly employees.

INVESTMENT INCOME

         Investment income was $0.4 million and $1.1 million for the three and six months ended June 30, 2002, respectively, compared with $1.3 million and $2.1 million for the comparable periods in 2001. Included in the 2002 amounts are $0.1 million of net recognized losses on investments and $0.5 million of recognized losses are included in 2001. In addition, interest income is lower in 2002 when compared to 2001 amounts because of lower invested balances and lower interest rates.

INCOME TAXES

         We exhausted our federal income tax refund capability in 1999, and accordingly, tax benefits from operating losses normally are offset by valuation allowances resulting in no net federal tax benefit being recorded for losses.

                         LIQUIDITY AND CAPITAL RESOURCES

         Working capital at June 30, 2002 was $85.4 million compared to $126.7 million at December 31, 2001. The working capital decrease was primarily caused by the reclassification of $35.0 million of our long-term debt to a current liability as the result of our announced redemption call on June 13, 2002. The current ratio was 2.0 to 1 at June 30, 2002 compared to 4.2 to 1 at December 31, 2001. At June 30, 2002, we had cash and investments totaling $66.0 million and had no advances against our $50 million revolving credit facility.

         The major component of cash from operating activities for the six months ended June 30, 2002 was $5.7 million in depreciation and amortization charges. Major uses of cash from operating activities were for a $19.6 million increase in inventories, partially offset by increases of $6.3 million and $4.1 million in accounts payable and accrued liabilities, respectively. The increases in inventories and accounts payables were primarily related to purchases of hot-rolled coils and the build of finished goods inventories. The increased purchases of steel coils were based on our expectations of higher steel prices in the second half of 2002. We added to our finished goods inventory to meet anticipated increased customer demand in the third and fourth quarter of 2002. The increase in accrued liabilities is the result of an increase in deferred revenue, resulting from higher shipments in the June 2002 quarter.

         Cash flows from investing activities were $5.8 million for the six months ended June 30, 2002. Sales and maturities of long-term investments resulted in proceeds of $6.4 million during the period. We made capital investments of $1.0 million in the first six months of 2002 and we currently estimate capital spending for 2002 to be approximately $3.2 million, primarily for maintenance capital in our Energy Products segment and improvements in information technology systems.

         We entered into a new five-year revolving credit facility in March 2002 that provides up to $50.0 million under a borrowing formula which is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 0.50% to prime plus 1.25% with respect to domestic rate loans, and from the LIBOR rate plus 2.00% to LIBOR plus 2.75% with respect to LIBOR rate loans. The facility contains various representations and warranties and operating and other covenants. There are no financial covenants under the facility. There have been no borrowings under the facility. The facility is secured by a first priority lien on all inventories, accounts receivable and certain intangibles of the Company. As of June 30, 2002, we had approximately $30.0 million in borrowing availability under the agreement, based on eligible receivable and inventory balances on that date.

         On June 13, 2002, we made an early redemption call for $35.0 million of then outstanding $68.8 million principal amount, 13.5 % senior secured notes due in July 2003. The redemption was at par plus accrued interest and was completed on July 15, 2002 using existing cash balances.

         Additionally, in July 2002 we filed a universal shelf registration statement for the issuance and the sale from time to time to the public of up to $100 million in securities, including debt, preferred stock, common stock and warrants. The shelf registration has not yet become effective. See Notes 8 and 9 in the accompanying financial statements for more information on the credit facility and shelf registration. We believe that these new facilities afford us the financial flexibility to react to opportunities in the market in the coming years.

         In February 2002, our board of directors authorized the repurchase of up to two million shares of our common stock over the following twelve months. Repurchases are authorized to be made from time to time in open market purchases or through privately negotiated transactions, when, in the opinion of management, market conditions warrant. Repurchased shares will be available for general corporate purposes. We did not purchase any of our common shares during the first half of 2002.

         We calculate EBITDA as earnings before extraordinary items, interest expense, investment income, taxes, depreciation and amortization. For the six months ended June 30, 2001, EBITDA was adjusted to exclude restructuring charges of $56.2 million, which included approximately $42.4 million of asset impairment losses resulting from the write-down of the net book value of machinery, equipment and related spare parts. EBITDA should not be construed as a substitute for operating income, or as a better indicator of liquidity than cash flow from operating activities, as they are determined in accordance with accounting principles generally accepted in the United States of America (GAAP). EBITDA provides additional information for determining our ability to meet debt service requirements. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies. A reconciliation of net loss as determined in accordance with GAAP to EBITDA is shown below.

                                                   Six Months Ended
                                                       June 30,
(In millions)                                    2002            2001
                                              --------        --------
Net loss                                      $ (18.2)        $ (45.6)
Interest expense                                  5.2             5.1
Investment income                                (1.1)           (2.1)
Provision for income taxes                         --              --
Depreciation and amortization                     5.7             8.4
                                              -------         -------
EBITDA                                           (8.4)          (34.2)
Restructuring charges                              --            56.2
                                              -------         -------
EBITDA, as adjusted                           $  (8.4)        $  22.0
                                              =======         =======


         We believe that our current available cash and investments, cash flows from operations and our borrowing sources will be sufficient to meet anticipated operating cash requirements and capital expenditures, for at least the next twelve months. We also expect we will have sufficient resources to meet our obligations on our senior notes due in July 2003.

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

                      RECENTLY ISSUED ACCOUNTING STANDARDS

         In May 2002, the Financial Accounting Standards Board issued SFAS 145, "Recission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections." For most companies, SFAS No. 145 will require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB No. 30. The provisions of SFAS No. 145 related to the SFAS No. 4 revision are effective for financial statements issued for fiscal years beginning after May 15, 2002, however, early adoption is encouraged. Once adopted, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item should be reclassified. We believe the adoption of the standard will not have a significant impact on our consolidated financial position, results of operations or cash flows.

                                  OTHER MATTERS

         You should read Note 10 to the notes to condensed consolidated financial statements for information pertaining to commitments and contingencies.

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

         Purchased steel, in the form of hot-rolled coils and steel scrap, represents the largest portion of our cost of goods sold. The price and availability of steel coils and scrap that we use in our manufacturing processes are highly competitive and volatile. Various factors, most of which are beyond our control, affect the supply and price of steel coils and scrap. Changes in steel coil and scrap costs have and will have a significant impact on our earnings.

         As of June 30, 2002, we were not engaged in any activities which would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates, foreign currency exchange rates or market commodity prices.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders was held on May 14, 2002. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The shareholders elected Messers. Paul C. Borland, Jr., J.
C. Burton, and John F. Schwarz as Class I Directors, to serve until the May 2005 annual meeting. All Class II and III Directors continued in office after the meeting. Messers. Borland, Jr., Burton and Schwarz were elected by a vote of 17,960,071 shares, 18,151,611 shares and 18,151,761 shares, respectively, and 255,331 shares, 63,791 shares and 63,641 shares, respectively, withheld authority to vote. There were no other proposals considered or voted on at the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits - Reference is made to the Index to Exhibits, which is incorporated herein by reference.

      b)  Reports on Form 8-K

          Current Report on Form 8-K dated April 1, 2002 reporting under Item 9 the Company's press release regarding financial results for the quarter ended March 31, 2002.

          Current Report on Form 8-K dated April 2, 2002 reporting under Item 9 the Company's press release regarding a new credit facility.

          Current Report on Form 8-K dated April 15, 2002 reporting under Item 9 the Company's press release regarding the dates and times of NS
          Group, Inc.'s conference call reporting the results for the quarter ended March 31, 2002.

          Current Report on Form 8-K dated April 18, 2002 reporting under Item 9 the Company's earnings press release for the quarter ended March
          31, 2002.

          Current Report on Form 8-K dated April 22, 2002 reporting under Item 9 the Company's press release regarding the ratification of labor agreement at one of the Company's subsidiaries, Newport Steel Corporation.

          Current Report on Form 8-K dated May 16, 2002 reporting under Item 9 certain information to be presented to various individuals and institutional investors beginning on May 16, 2002.

          Current Report on Form 8-K dated May 14, 2002 reporting under Item 4 the Company's announcement of its change in independent auditors.

          Current Report on Form 8-K dated June 13, 2002 reporting under Item 9 the Company's press release announcing the early redemption call of $35 million of its senior secured notes.

          Current Report on Form 8-K dated June 18, 2002 reporting under Item 9 the Company's press release announcing its estimate of earnings for the quarter ended June 30, 2002.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NS GROUP, INC.


Date:  August 7, 2002                   By: /s/ Rene J. Robichaud
       ------------------                  -------------------------------------
                                        Rene J. Robichaud
                                        President and Chief Executive Officer



Date:  August 7, 2002                   By: /s/ Thomas J. Depenbrock
       -----------------                    ------------------------------------
                                        Thomas J. Depenbrock
                                        Vice President, Treasurer and
                                        Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER         DESCRIPTION

3.1 Amended and Restated Articles of Incorporation of Registrant, filed as Exhibit 3.1 to Amendment No. 1 to Registrant's Form S-1 dated January 17, 1995, File No. 33-56637, and incorporated herein by this reference. Articles of Amendment to the Amended and Restated Articles of Incorporation, dated November 4, 1998, filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 30, 2001, File No. 1-9838, and incorporated herein by reference

3.2 Amended and Restated By-Laws of Registrant, dated November 4, 1999, filed as Exhibit 3.2 to Company's Form 10-Q for the fiscal quarter ended January 1, 2000, File No. 1-9838, and incorporated herein by this reference

10.1 Change of Control Severance Agreement between the Company and Robert L. Okrzesik, dated June 25, 2002 filed herewith*

10.2           Salary Continuation Agreement between the Company and Robert L.
               Okrzesik, dated June 25, 2002 filed herewith*

10.3 Change of Control Severance Agreement between the Company and Albert E. Ferrara, Jr., dated July 8, 2002 filed herewith*

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002 filed herewith

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002 filed herewith


* Indicates management contract or compensatory plan or arrangement in which one or more directors or executive officers of the Company participates or is a party.