Form 10-Q
period 2002-09-30
NS GROUP INC
filed 2002-11-12
CIK 745026

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002


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

At October 31, 2002, there were 20,647,054 shares outstanding of the Company's common stock.

                                 NS GROUP, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Statements of Operations.................  3
         Condensed Consolidated Balance Sheets...........................  4
         Condensed Consolidated Statements of Cash Flows.................  5
         Notes to Condensed Consolidated Financial Statements............  6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................... 19

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk................................................... 29

Item 4.  Controls and Procedures......................................... 30


PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders............. 30

Item 6.  Exhibits and Reports on Form 8-K................................ 30

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts) (Unaudited)




                                                                  Three Months Ended                Nine Months Ended
                                                                     September 30,                     September 30,
                                                                2002             2001             2002            2001
                                                            --------------   --------------   --------------  --------------
Net sales                                                         $57,297          $78,908         $150,996        $263,749
Cost of products sold                                              57,615           73,852          157,294         235,837
                                                            --------------   --------------   --------------  --------------
        Gross profit (loss)                                          (318)           5,056           (6,298)         27,912
Selling, general and administrative expenses                        5,189            4,728           13,383          15,829
Restructuring charges                                                   -                -                -          55,585
                                                            --------------   --------------   --------------  --------------
        Operating income (loss)                                    (5,507)             328          (19,681)        (43,502)
Other income (expense)
   Investment income                                                   69            1,062            1,190           3,186
   Interest expense                                                (1,565)          (2,619)          (6,819)         (7,721)
   Other, net                                                         160              788              241           2,093
                                                            --------------   --------------   --------------  --------------
        Loss before income taxes and
          extraordinary charges                                    (6,843)            (441)         (25,069)        (45,944)
Provision (benefit) for income taxes                                    -                -                -               -
                                                            --------------   --------------   --------------  --------------
        Loss before extraordinary charges                          (6,843)            (441)         (25,069)        (45,944)
Extraordinary charges, net of income taxes                           (615)               -             (615)            (59)
                                                            --------------   --------------   --------------  --------------
        Net loss                                                  $(7,458)         $  (441)        $(25,684)       $(46,003)
                                                            ==============   ==============   ==============  ==============

Per common share - basic and diluted
        Net loss before extraordinary items                       $ (0.33)         $ (0.02)        $  (1.21)       $  (2.19)
        Extraordinary items, net of income taxes                    (0.03)               -            (0.03)              -
                                                            --------------   --------------   --------------  --------------
        Net loss                                                  $ (0.36)         $ (0.02)        $  (1.24)       $  (2.19)
                                                            ==============   ==============   ==============  ==============

Weighted average shares outstanding
        Basic and diluted                                          20,647           20,974           20,647          20,972


See accompanying notes to condensed consolidated financial statements.

                                 NS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands) (Unaudited)


                                                                 September 30,         December 31,
                                                                     2002                 2001
                                                                 --------------       --------------
ASSETS
Current assets
      Cash and cash equivalents                                      $  14,820            $  72,383
      Accounts receivable, net                                          24,324               23,161
      Inventories                                                       74,403               55,329
      Deferred income taxes                                              3,015                3,015
      Other current assets                                              12,356               12,638
                                                                 --------------       --------------
          Total current assets                                         128,918              166,526

Property, plant and equipment, net                                      53,503               60,196
Long-term investments                                                    5,614               16,833
Other assets                                                             5,792                5,482
Assets held for sale                                                    10,714               11,447
                                                                 --------------       --------------

          Total assets                                               $ 204,541            $ 260,484
                                                                 ==============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                                               $  17,719            $  14,303
      Accrued liabilities                                               20,361               19,205
      Accrued restructuring liabilities                                  5,903                6,295
      Current portion of long-term debt                                 33,455                   33
                                                                 --------------       --------------
          Total current liabilities                                     77,438               39,836

Long-term debt                                                             490               68,070
Deferred income taxes                                                    3,203                3,203
Other long-term liabilities                                              6,012                5,713
                                                                 --------------       --------------
          Total liabilities                                             87,143              116,822
                                                                 --------------       --------------

Shareholders' equity
      Common stock, no par value                                       282,935              282,928
      Treasury stock, at cost                                          (35,572)             (35,578)
      Common stock options and warrants                                    729                  635
      Accumulated other comprehensive loss                              (1,529)                (842)
      Accumulated deficit                                             (129,165)            (103,481)
                                                                 --------------       --------------
          Total shareholders' equity                                   117,398              143,662
                                                                 --------------       --------------

          Total liabilities and shareholders' equity                 $ 204,541            $ 260,484
                                                                 ==============       ==============


See accompanying notes to condensed consolidated financial statements.

                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)


                                                                               Nine Months Ended
                                                                                 September 30,
                                                                            2002              2001
                                                                       --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                               $(25,684)         $(46,003)
     Adjustments to reconcile net loss
         to net cash flows from operating activities:
          Depreciation and amortization                                        8,430            11,019
          Amortization of debt discount and finance costs                        818               777
          Extraordinary charges on debt extinguishment                           615                59
          Restructuring charges, including asset impairments                       -            42,820
          Impairment losses on long-term investments                             450                 -
          Realized (gains) losses on securities                                  (78)              511
     Changes in operating assets and liabilities:
          Accounts receivable, net                                            (1,163)            1,193
          Inventories                                                        (19,074)          (10,213)
          Other current assets                                                   282               449
          Accounts payable                                                     3,416            10,624
          Accrued liabilities                                                  1,156               858
          Accrued restructuring liabilities                                     (392)            6,868
      Other, net                                                                 433               649
                                                                       --------------    --------------
               Net cash flows from operating activities                      (30,791)           19,611
                                                                       --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of property, plant and equipment                           (1,737)           (1,327)
          Net proceeds of assets held for sale                                   733             2,077
          Net sales and maturities of long-term investments                   10,157             3,752
          Changes in other assets                                               (150)              185
                                                                       --------------    --------------
               Net cash flows from investing activities                        9,003             4,687
                                                                       --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Repayment of long-term debt                                        (35,025)             (953)
          Payment of financing costs                                            (761)                -
          Proceeds from issuance of common stock                                  11               335
          Purchase of treasury stock                                               -            (2,729)
                                                                       --------------    --------------
               Net cash flows from financing activities                      (35,775)           (3,347)
                                                                       --------------    --------------

Net increase (decrease) in cash and cash equivalents                         (57,563)           20,951
Cash and cash equivalents at beginning of period                              72,383            42,793
                                                                       --------------    --------------

Cash and cash equivalents at end of period                                  $ 14,820          $ 63,744
                                                                       ==============    ==============

Cash paid for:
          Interest                                                          $  9,292          $  9,359
          Income taxes                                                      $      -          $ (1,326)



See accompanying notes to condensed consolidated financial statements.

                                 NS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of NS Group, Inc. and its wholly-owned subsidiaries, Newport Steel Corporation (Newport), Koppel Steel Corporation (Koppel), Erlanger Tubular Corporation (Erlanger), and Northern Kentucky Management, Inc. (collectively referred to as "the Company"). All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications do not affect previously reported results of operations.

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the financial statements. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year. Reference should be made to NS Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001 for additional footnote disclosure, including a summary of significant accounting policies.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     LOSS PER SHARE

     Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from securities that could result in additional common shares being issued which, for the Company, are comprised of stock options and warrants.

     For all reported periods, securities that could potentially result in dilution of basic loss per share through the issuance of 2.2 million shares of the Company's common shares were not included in the computation of diluted earnings per share because to do so would be antidilutive.

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

     As a result of these decisions, the Company recorded charges of $56.2 million, which included approximately $42.4 million of asset impairment losses resulting from the write-down of the net book value of machinery, equipment and related spare parts inventories to be sold. The asset impairment losses were determined based upon an independent appraisal. Other non-cash charges included the write-down of inventories of SBQ finished goods, spare parts and operating supplies. The $0.6 million write-down of the SBQ inventory was included in costs of products sold as required by accounting pronouncements.

     Following is a summary of the accrued restructuring liabilities and activity for the nine months ended September 30, 2002:


                                                    Facility
                                     Employee        closing
   (In thousands)                   separation        costs         Total
                                   -------------  ------------- -------------

   Balance, December 31, 2001             $ 155        $ 6,140       $ 6,295

   Cash payments                             (2)          (390)         (392)

   Accruals (reversals)                       -              -             -
                                   -------------  ------------- -------------

   Balance, September 30, 2002            $ 153        $ 5,750       $ 5,903
                                   =============  ============= =============


     Most of the remaining estimated facility closing costs, consisting of operating contract cancellation and environmental remediation costs, are expected to be paid in 2003. The timing of any payment depends on environmental regulatory approvals and the results of contract settlements. The remaining liability for employee separation is for continuing employee benefits. The assets of the closed operations, consisting of machinery and equipment and related spare parts and supply inventories are classified as Assets Held for Sale on the Company's condensed consolidated balance sheet. An independent broker is actively marketing the assets. The net proceeds from sales of these assets amounted to $0.7 million for the nine months ended September 30, 2002.

NOTE 3: OTHER, NET

     In the quarter ended March 31, 2001, the Company received a claim settlement pertaining to purchases of electrodes in the years from 1992 to 1997. The settlement increased Other, net by $1.1 million, or $0.05 per diluted share.

NOTE 4: EXTRAORDINARY CHARGES

     On June 13, 2002, the Company issued an early redemption call for $35.0 million of its 13.5% senior secured notes. The redemption on July 15, 2002 was at par plus accrued interest and was funded from existing cash balances. The Company recorded a charge of $0.6 million, or $0.03 per diluted share, in the third quarter of 2002, for the write-off of associated original discount and issue costs.

     During the quarter ended March 31, 2001, the Company purchased $0.9 million in principal amount of its 13.5% senior secured notes in an open market transaction. In connection with the purchase of the notes, the Company recorded a charge of $0.1 million for the premium incurred and write-off of associated original discount and issue costs.

NOTE 5: COMPREHENSIVE LOSS

     The Company's other comprehensive loss consists of unrealized gains and losses on available-for-sale securities. Comprehensive loss for the periods was as follows:

                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
          (In thousands)                          2002             2001           2002             2001
                                              -------------    -------------   ------------    -------------

          Net loss                                $ (7,458)          $ (441)      $(25,684)       $ (46,003)

          Net unrealized gains (losses)               (380)            (773)          (687)             118
                                              -------------    -------------   ------------    -------------

          Comprehensive loss                      $ (7,838)        $ (1,214)      $(26,371)       $ (45,885)
                                              =============    =============   ============    =============



NOTE 6: BUSINESS SEGMENT INFORMATION

     Prior to July 1, 2001, the Company operated and reported its results in two reportable segments. The Company's Energy Products segment consists primarily of
(i) welded and seamless tubular products used in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); and (ii) line pipe used in the transmission of oil, natural gas and other fluids. The Company's Industrial Products segment consisted of SBQ products used primarily in the manufacture of heavy industrial equipment. As mentioned in Note 2, the Company exited the SBQ products business as of June 30, 2001, and since that time has reported its results in a single segment.

     The Energy Products segment consists of the Company's welded and seamless tubular operations, which have similar products and services, manufacturing processes, customers and distribution channels, and is consistent with both internal management reporting and resource and budgetary allocations. Two Energy Products customers accounted for 17% and 12%, respectively, of the segment's sales for the nine months ended September 30, 2002 and these two customers each accounted for 17% of the segment's sales in the nine months ended September 30, 2001.

     The following table contains selected segment financial information for the three months and nine months ended September 30, 2002 and 2001. Reference is made to Note 2 concerning the Company's restructuring initiatives implemented in 2001.

                                               Energy         Industrial
(In thousands)                                Products         Products       Corporate        Total
                                        ----------------------------------------------- ---------------

Three Months Ended September 30, 2002
     Net sales                               $  57,297        $      -        $      -        $  57,297
     Operating loss                             (3,064)              -          (2,443)          (5,507)
     Assets                                    170,674           1,186          32,681          204,541
     Depreciation and amortization               2,765               -               -            2,765
     Capital expenditures                          740               -               -              740

Three Months Ended September 30, 2001
     Net sales                               $  78,908        $      -        $      -        $  78,908
     Operating income (loss)                     2,390               -          (2,062)             328
     Assets                                    200,462           1,186          87,641          289,289
     Depreciation and amortization               2,825               -               -            2,825
     Capital expenditures                          616               -               -              616

Nine Months Ended September 30, 2002
     Net sales                               $ 150,996        $      -        $      -        $ 150,996
     Operating loss                            (13,753)              -          (5,928)         (19,681)
     Depreciation and amortization               8,430               -               -            8,430
     Capital expenditures                        1,737               -               -            1,737

Nine Months Ended September 30, 2001
     Net sales                               $ 253,900        $  9,849        $      -        $ 263,749
     Operating income (loss)
       before restructuring items            $  22,515        $ (3,714)       $ (6,079)       $  12,722
           Inventory mark-down                       -            (639)              -             (639)
           Restructuring charges               (44,499)         (9,486)         (1,600)         (55,585)
                                        ---------------   -------------  --------------  ---------------
     Operating loss                          $ (21,984)       $(13,839)       $ (7,679)       $ (43,502)
                                        ---------------   -------------  --------------  ---------------

     Depreciation and amortization           $  10,078        $    941        $      -        $  11,019
     Capital expenditures                        1,327               -               -            1,327


NOTE 7: INVENTORIES

     Inventories consist of the following:

                                                September 30,    December 31,
     (In thousands)                                2002              2001
                                              -------------     -------------

     Raw materials                                 $19,450           $ 9,358
     Semi-finished and finished products            54,953            45,971
                                              -------------     -------------

                                                   $74,403           $55,329
                                              =============     =============


NOTE 8: CREDIT FACILITY AND LONG-TERM DEBT

     The Company entered into a new five-year revolving credit facility in March 2002 that provides up to $50.0 million under a borrowing formula, which is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 0.50% to prime plus 1.25% with respect to domestic rate loans, and from the LIBOR rate plus 2.00% to LIBOR plus 2.75% with respect to LIBOR rate loans. The facility contains various representations and warranties and operating and other covenants. There are no financial covenants under the facility. There have been no borrowings under the facility; however, at September 30, 2002, $5.3 million of letters of credit were issued against the credit line. The facility is secured by a first priority lien on all inventories, accounts receivable and related intangibles of the Company. As of September 30, 2002, the Company had approximately $20.0 million in borrowing availability under the agreement, based on eligible receivable and inventory balances and net of outstanding letters of credit on such date.

NOTE 9: SHELF REGISTRATION

     In July 2002, the Company filed a universal shelf registration statement with the SEC for the issuance and the sale from time to time to the public of up to $100 million in securities, including debt, preferred stock, common stock and warrants. The registration statement was declared effective by the SEC in September 2002. The Company may sell the securities in one or more separate offerings in amounts, at prices and on terms to be determined at the time of sale. If and when the Company offers any securities under this registration statement, the Company will prepare and make available a prospectus supplement that includes the specific terms of the securities being offered.

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

     In October 2002, the United States Environmental Protection Agency (EPA) issued a Notice of Violation (NOV) to Newport for certain alleged violations dating from 1998 to April 2000 of its Clean Air Act emission permit for Newport's electric arc furnace that was installed in 1999 and shuttered in early 2001. The NOV alleges that the permit issued to Newport in June 1998 was based upon an incorrect analysis as to potential emissions, and thus represented a violation of the Clean Air Act. In November 2002, the United States Department of Justice notified Newport that it is preparing to file a civil action in the United States District Court for the Eastern District of Kentucky for the alleged Clean Air Act violations set forth in the October 2002 NOV and for certain alleged violations of the Clean Water Act and RCRA at Newport. The EPA has invited Newport to propose a good faith settlement offer for resolving the claims. Newport believes that it has defenses against these allegations and intends to pursue resolution with the EPA. The Company believes resolution of these claims will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, there can be no assurance that the Company will reach a settlement with the EPA and the Department of Justice.

     In late 2001, the EPA designated Imperial Adhesives, Inc., a former subsidiary of the Company, as one of a number of potentially responsible parties
(PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by an independent operator. A preliminary study of the site is in its early stages. Consequently, it is too early to determine the Company's liability exposure. The Company believes, however, that the reasonably foreseeable resolution of this matter will not have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

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

     The Company believes that it is currently in compliance in all material respects with all applicable environmental regulations. The Company cannot predict the level of required capital expenditures or operating costs that may result from future environmental regulations. Capital expenditures for environmental control facilities are expected to be less than $0.1 million in the fourth quarter of 2002 with estimated expenditures of $0.3 million for 2003. New or revised environmental regulations and laws or new information or developments with respect to the Company's operating facilities could influence such expenditures.

     The Company has accrued for environmental remediation obligations of $4.2 million and $4.3 million, respectively, at September 30, 2002 and December 31, 2001. Based upon its evaluation of available information, management does not believe that any of the Company's environmental contingency matters will have, individually or in the aggregate, a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Operations


Three Months Ended September 30, 2002
-----------------------------------------

                                                                        Guarantor
(In thousands)                                           Parent       Subsidiaries     Eliminations     Consolidated
                                                     ---------------  --------------   --------------  ----------------

Net sales                                                  $      -        $ 57,297          $     -          $ 57,297
Costs of products sold                                            -          57,615                -            57,615
                                                     ---------------  --------------   --------------  ----------------
      Gross profit                                                -            (318)               -              (318)
Selling, general and administrative expenses                      -           5,189                -             5,189
                                                     ---------------  --------------   --------------  ----------------
      Operating loss                                              -          (5,507)               -            (5,507)
Other income (expense)
      Equity in earnings of subsidiaries                     (5,560)              -            5,560                 -
      Investment income                                          47              22                -                69
      Interest expense                                       (1,563)             (2)               -            (1,565)
      Other income, net                                         114              46                -               160
      Intercompany interest, net                              3,113          (3,113)               -                 -
                                                     ---------------  --------------   --------------  ----------------
Loss before income taxes and
   extraordinary items                                       (3,849)         (8,554)           5,560            (6,843)
Provision (benefit) for income taxes                          2,994          (2,994)               -                 -
                                                     ---------------  --------------   --------------  ----------------
Loss before extraordinary items                              (6,843)         (5,560)           5,560            (6,843)
Extraordinary charges, net of income taxes                     (615)              -                -              (615)
                                                     ---------------  --------------   --------------  ----------------
Net loss                                                   $ (7,458)       $ (5,560)         $ 5,560          $ (7,458)
                                                     ===============  ==============   ==============  ================



Three Months Ended September 30, 2001
-----------------------------------------

                                                                         Guarantor
 (In thousands)                                          Parent         Subsidiaries   Eliminations     Consolidated
                                                     ---------------  -------------------------------  ----------------

Net sales                                                  $      -        $ 78,908          $     -           $78,908
Cost of products sold                                             -          73,852                -            73,852
                                                     ---------------  --------------   --------------  ----------------
      Gross profit                                                -           5,056                -             5,056
Selling, general and administrative expenses                      -           4,728                -             4,728
                                                     ---------------  --------------   --------------  ----------------
      Operating income                                            -             328                -               328

Other income (expense)
      Equity in earnings of subsidiaries                     (2,519)              -            2,519                 -
      Investment income                                       1,029              33                -             1,062
      Interest expense                                       (2,616)             (3)               -            (2,619)
      Other income, net                                         460             328                -               788
      Intercompany interest, net                              4,547          (4,547)               -                 -
                                                     ---------------  --------------   --------------  ----------------
Income (loss) before income taxes                               901          (3,861)           2,519              (441)
Provision (benefit) for income taxes                          1,342          (1,342)               -                 -
                                                     ---------------  --------------   --------------  ----------------
Net loss                                                   $   (441)       $ (2,519)         $ 2,519           $  (441)
                                                     ===============  ==============   ==============  ================


                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Operations


Nine Months Ended September 30, 2002
---------------------------------------------------

                                                                        Guarantor
(In thousands)                                           Parent       Subsidiaries     Eliminations     Consolidated
                                                     ---------------  --------------   --------------  ----------------

Net sales                                                 $       -       $ 150,996         $      -         $ 150,996
Costs of products sold                                            -         157,294                -           157,294
                                                     ---------------  --------------   --------------  ----------------
      Gross loss                                                  -          (6,298)               -            (6,298)
Selling, general and administrative expenses                      -          13,383                -            13,383
                                                     ---------------  --------------   --------------  ----------------
      Operating loss                                              -         (19,681)               -           (19,681)
Other income (expense)
      Equity in earnings of subsidiaries                    (19,901)              -           19,901                 -
      Investment income                                       1,090             100                -             1,190
      Interest expense                                       (6,811)             (8)               -            (6,819)
      Other income, net                                         150              91                -               241
      Intercompany interest, net                             11,119         (11,119)               -                 -
                                                     ---------------  --------------   --------------  ----------------
Loss before income taxes and                                (14,353)        (30,617)          19,901           (25,069)
  extraordinary items
Provision (benefit) for income taxes                         10,716         (10,716)               -                 -
                                                     ---------------  --------------   --------------  ----------------
Loss before extraordinary items                             (25,069)        (19,901)          19,901           (25,069)
Extraordinary charges, net of income taxes                     (615)              -                -              (615)
                                                     ---------------  --------------   --------------  ----------------
Net loss                                                  $ (25,684)      $ (19,901)        $ 19,901         $ (25,684)
                                                     ===============  ==============   ==============  ================



Nine Months Ended September 30, 2001
---------------------------------------------------

                                                                         Guarantor
 (In thousands)                                          Parent         Subsidiaries   Eliminations     Consolidated
                                                     ---------------  -------------------------------  ----------------

Net sales                                                 $       -       $ 263,749         $      -         $ 263,749
Cost of products sold                                             -         235,837                -           235,837
                                                     ---------------  --------------   --------------  ----------------
      Gross profit                                                -          27,912                -            27,912
Selling, general and administrative expenses                      -          15,829                -            15,829
Restructuring charges                                         1,600          53,985                -            55,585
                                                     ---------------  --------------   --------------  ----------------
        Operating loss                                       (1,600)        (41,902)               -           (43,502)
Other income (expense)
      Equity in earnings of subsidiaries                    (35,540)              -           35,540                 -
      Investment income                                       3,088              98                -             3,186
      Interest expense                                       (7,712)             (9)               -            (7,721)
      Other income, net                                         627           1,466                -             2,093
      Intercompany interest, net                             14,316         (14,316)               -                 -
                                                     ---------------  --------------   --------------  ----------------
Loss before income taxes
           and extraordinary charges                        (26,821)        (54,663)          35,540           (45,944)
Provision (benefit) for income taxes                         19,123         (19,123)               -                 -
                                                     ---------------  --------------   --------------  ----------------
Loss before extraordinary charges                           (45,944)        (35,540)          35,540           (45,944)
Extraordinary charges, net of income taxes                      (59)              -                -               (59)
                                                     ---------------  --------------   --------------  ----------------
Net loss                                                  $ (46,003)      $ (35,540)        $ 35,540         $ (46,003)
                                                     ===============  ==============   ==============  ================


                                 NS Group, Inc.
                 Unaudited Condensed Consolidating Balance Sheet
                               September 30, 2002

                                                                   Guarantor
(In thousands)                                      Parent       Subsidiaries     Eliminations     Consolidated
                                                ---------------  --------------   --------------  ----------------
ASSETS
Cash and cash equivalents                             $ 14,834        $    (14)      $        -         $  14,820
Accounts receivable, net                                   344          23,980                -            24,324
Inventories                                                  -          74,403                -            74,403
Other current assets                                     5,381           9,990                -            15,371
                                                ---------------  --------------   --------------  ----------------
          Total current assets                          20,559         108,359                -           128,918

Property, plant and equipment                                -         196,761                -           196,761
Accumulated depreciation                                     -        (143,258)                          (143,258)
Long-term investments                                    5,574              40                -             5,614
Investment in subsidiaries                             (80,272)              -           80,272                 -
Intercompany, net                                      216,108               -         (216,108)                -
Other assets                                             3,126           2,666                -             5,792
Assets held for sale                                         -          10,714                -            10,714
                                                ---------------  --------------   --------------  ----------------

      Total assets                                    $165,095        $175,282       $ (135,836)        $ 204,541
                                                ===============  ==============   ==============  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                      $      -        $ 17,719       $        -         $  17,719
Accrued liabilities                                      5,061          15,300                -            20,361
Accrued restructuring liabilities                            -           5,903                -             5,903
Current portion of long-term debt                       33,421              34                -            33,455
                                                ---------------  --------------   --------------  ----------------
          Total current liabilities                     38,482          38,956                -            77,438

Long-term debt                                               -             490                -               490
Intercompany, net                                            -         216,108         (216,108)                -
Deferred income taxes                                    3,203               -                -             3,203
Other long-term liabilities                              6,012               -                -             6,012
Shareholders' equity                                   117,398         (80,272)          80,272           117,398
                                                ---------------  --------------   --------------  ----------------
      Total liabilities and
            shareholders' equity                      $165,095        $175,282       $ (135,836)        $ 204,541
                                                ===============  ==============   ==============  ================


                                 NS Group, Inc.
                 Unaudited Condensed Consolidating Balance Sheet
                                December 31, 2001


                                                                   Guarantor
(In thousands)                                      Parent        Subsidiaries      Eliminations     Consolidated
                                                ---------------  ---------------   ---------------  ----------------
ASSETS
Cash and cash equivalents                            $  72,206        $     177         $       -         $  72,383
Accounts receivable, net                                   655           22,506                 -            23,161
Inventories                                                  -           55,329                 -            55,329
Other current assets                                     4,696           10,957                 -            15,653
                                                ---------------  ---------------   ---------------  ----------------
          Total current assets                          77,557           88,969                 -           166,526

Property, plant & equipment                                  -          194,407                 -           194,407
Accumulated depreciation                                     -         (134,211)                -          (134,211)
Long-term investments                                   16,669              164                 -            16,833
Investment in subsidiaries                             (60,247)               -            60,247                 -
Intercompany, net                                      191,363                -          (191,363)                -
Other assets                                             2,777            2,705                 -             5,482
Assets held for sale                                         -           11,447                 -            11,447
                                                ---------------  ---------------   ---------------  ----------------

      Total assets                                   $ 228,119        $ 163,481         $(131,116)        $ 260,484
                                                ===============  ===============   ===============  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                         $ 265        $  14,038         $       -         $  14,303
Accrued liabilities and other                            7,722           11,483                 -            19,205
Accrued restructuring liabilities                            -            6,295                 -             6,295
Current portion of long-term debt                            -               33                 -                33
                                                ---------------  ---------------   ---------------  ----------------
          Total current liabilities                      7,987           31,849                 -            39,836

Long-term debt                                          67,554              516                 -            68,070
Intercompany, net                                            -          191,363          (191,363)                -
Deferred income taxes                                    3,203                -                 -             3,203
Other long-term liabilities                              5,713                -                 -             5,713
Shareholders' equity                                   143,662          (60,247)           60,247           143,662
                                                ---------------  ---------------   ---------------  ----------------
      Total liabilities and
         shareholders' equity                        $ 228,119        $ 163,481         $(131,116)        $ 260,484
                                                ===============  ===============   ===============  ================


                                 NS Group, Inc.
            Unaudited Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2002
---------------------------------------------

                                                                            Guarantor
(In thousands)                                                 Parent      Subsidiaries     Eliminations    Consolidated
                                                            -------------  -------------   --------------  ---------------

Net cash flows from operating activities                        $(31,629)       $   838         $      -        $ (30,791)
                                                            -------------  -------------   --------------  ---------------

Purchase of property, plant and equipment                              -         (1,737)               -           (1,737)
Net proceeds of assets held for sale                                   -            733                -              733
Net sales and maturities of long-term investments                 10,157              -                -           10,157
Changes in other assets                                             (150)             -                -             (150)
                                                            -------------  -------------   --------------  ---------------
         Net cash flows from investing activities                 10,007         (1,004)               -            9,003
                                                            -------------  -------------   --------------  ---------------

Repayment of long-term debt                                      (35,000)           (25)               -          (35,025)
Payment of financing costs                                          (761)             -                -             (761)
Proceeds from issuance of common stock                                11              -                -               11
                                                            -------------  -------------   --------------  ---------------
         Net cash from from financing activities                 (35,750)           (25)               -          (35,775)
                                                            -------------  -------------   --------------  ---------------

Net decrease in cash and cash equivalents                        (57,372)          (191)               -          (57,563)
Cash and cash equivalents -                                                                            -
     Beginning of period                                          72,206            177                -           72,383
                                                            -------------  -------------   --------------  ---------------
     End of period                                              $ 14,834        $   (14)        $      -        $  14,820
                                                            =============  =============   ==============  ===============

Cash paid during the period for:
     Interest                                                   $  9,284        $     8                         $   9,292
     Income taxes                                               $      -        $     -                         $       -



Nine Months Ended September 30, 2001
---------------------------------------------

                                                                            Guarantor
(In thousands)                                                 Parent      Subsidiaries    Eliminations     Consolidated
                                                            -------------  -------------   --------------  ---------------

Net cash flows from operating activities                        $ 20,597        $  (986)      $        -         $ 19,611
                                                            -------------  -------------   --------------  ---------------

Purchases of property, plant and equipment                             -         (1,327)               -           (1,327)
Net proceeds of assets held for sale                                   -          2,077                -            2,077
Net sales and maturities of long-term investments                  3,752              -                -            3,752
Changes in other assets                                             (290)           475                -              185
                                                            -------------  -------------   --------------  ---------------
         Net cash flows from investing activities                  3,462          1,225                -            4,687
                                                            -------------  -------------   --------------  ---------------

Repayments of long-term debt                                        (890)           (63)               -             (953)
Proceeds from issuance of common stock                               335              -                -              335
Purchase of treasury stock                                        (2,729)             -                -           (2,729)
                                                            -------------  -------------   --------------  ---------------
         Net cash flows from financing activities                 (3,284)           (63)               -           (3,347)
                                                            -------------  -------------   --------------  ---------------

Net increase in cash and cash equivalents                         20,775            176                -           20,951
Cash and cash equivalents -
     Beginning of period                                          42,543            250                -           42,793
                                                            -------------  -------------   --------------  ---------------
     End of period                                              $ 63,318        $   426       $        -         $ 63,744
                                                            =============  =============   ==============  ===============

Cash paid (received) during the period for:
     Interest                                                   $  9,350        $     9                          $  9,359
     Income taxes                                               $ (1,326)       $     -                          $ (1,326)


NS GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We make forward-looking statements in this report that represent our expectations or beliefs about future events and financial performance. You can identify these statements by forward-looking words such as "expect", "believe", "anticipate", "goal", "plan", "intend", "estimate", "may", "will", or similar words. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including:

     - world-wide and domestic supplies of and demand for natural gas and oil;
     -    fluctuations in industry-wide tubular inventory levels;
     -    domestic and foreign competitive pressures;
     - the level of imports and the presence or absence of governmentally imposed trade restrictions;
     -    steel coil and steel scrap price volatility;
     -    manufacturing efficiencies;
     -    costs of compliance with environmental regulations;
     -    asserted and unasserted claims;
     -    general economic conditions; and
     - other risks and uncertainties described in various sections of the Company's recent filings with the Securities and Exchange Commission
          (SEC) under the Securities Act of 1933 and the Securities Act of 1934, including those set forth under the heading "Risk Factors" in the Company's Registration Statement on Form S-3 (File no. 333-91530).

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

     The average number of oil and natural gas drilling rigs in operation in the United States is referred to as "rig count". In response to strong oil and natural gas prices, rig count rose steadily throughout the first half of 2001, reaching a high of 1,293 in July 2001. Natural gas prices began to fall, however, as (i) the slowdown in the economy, (ii) milder weather and (iii) fuel switching resulted in strong injection rates into natural gas storage during the summer months of 2001. The weak economy and mild weather in the latter part of 2001 resulted in historically high levels of natural gas storage, which further pressured natural gas prices downward. As a result, rig count dropped 43% from a high of 1,273 in July 2001 to a low of 738 in April 2002. The average rig count for the three and nine months ended September 30, 2002 was 853 and 830, respectively, decreases of 31% from the comparable periods of 2001.

     According to published industry reports, imports of OCTG products in the first nine months of 2001 accounted for an estimated 29% of the total domestic market and are expected to be approximately 23% in the first nine months of 2002. The effects of the continued high level of imports, together with the decline in drilling activity, which resulted in excessive industry-wide tubular inventories, have negatively affected our OCTG business. Primarily as a result of the decrease in the rig count, our shipments for the three and nine months ended September 30, 2002 declined 23% and 35%, respectively, from the comparable periods in 2001. We expect lower shipment levels and higher purchased steel costs to negatively impact our fourth quarter 2002 results as compared to third quarter 2002 results.

     In November 2001, the United States International Trade Commission (ITC) reported injury from various imported steel products under Section 201 and recommended to the President of the United States a wide-scale program of quotas and duties. However, the ITC recommendation for quotas and duties did not include imports of oil country tubular goods and, as a result, we have continued to experience high levels of competition from imports. In response, in April 2002, we, together with other domestic oil country tubular goods producers, filed suit with the ITC against 13 countries, seeking relief from unfair trade. On May 10, 2002, the ITC voted against our suit and the case was terminated.

     On March 5, 2002, the President of the United States announced his remedy decision in response to the ITC's Section 201 investigation on steel imports. Under the remedy decision, effective March 21, 2002, tariff rates of 30%, 24% and 18% will be applied to imports of hot-rolled coil for the next three years, respectively. Imports from Canada, Mexico, and certain other countries are exempt from the tariffs. The tariffs have increased the cost of imported hot-rolled coils, which, in turn, has increased the cost of domestic hot-rolled coils. An increase in our steel costs will adversely affect our financial results if we are not able to successfully raise the price of our products to compensate for the increased costs.

     Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from Argentina, Italy, Japan, Korea and Mexico in response to antidumping and countervailing duty cases filed by several U.S. companies. In June 2001, the ITC voted to continue these duties for five more years. Argentina has appealed the ITC's ruling and a decision is pending.

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

     The Company's net sales, gross profit (loss), operating income (loss) and tons shipped by business segment for the three and nine months ended September 30, 2002 and 2001 are summarized in the following table:


                                                   Three Months Ended                Nine Months Ended
                                                       September 30,                     September 30,
       (Dollars in thousands)                     2002             2001             2002             2001
                                             ---------------  ---------------  ---------------  ---------------
       Net sales
            Energy Products                        $ 57,297         $ 78,908        $ 150,996        $ 253,900
            Industrial Products - SBQ                     -                -                -            9,849
                                             ---------------  ---------------  ---------------  ---------------
                                                   $ 57,297         $ 78,908        $ 150,996        $ 263,749
                                             ===============  ===============  ===============  ===============
       Gross profit (loss)
            Energy Products                        $   (318)        $  5,056        $  (6,298)       $  31,176
            Industrial Products - SBQ                     -                -                -           (3,264)(1)
                                             ---------------  ---------------  ---------------  ---------------
                                                   $   (318)        $  5,056        $  (6,298)       $  27,912
                                             ===============  ===============  ===============  ===============
       Operating income (loss)
            Energy Products                        $ (3,064)        $  2,390        $ (13,753)       $  22,515
            Industrial Products - SBQ                     -                -                -           (3,714)
                                             ---------------  ---------------  ---------------  ---------------
                                                     (3,064)           2,390          (13,753)          18,801
            Restructuring charges                         -                -                -          (56,224)(1)
            Corporate allocations                    (2,443)          (2,062)          (5,928)          (6,079)
                                             ---------------  ---------------  ---------------  ---------------
                                                   $ (5,507)           $ 328        $ (19,681)       $ (43,502)
                                             ===============  ===============  ===============  ===============
       Tons shipped
            Energy Products
                 Welded products                     54,000           72,300          158,300          242,400
                 Seamless products                   41,200           51,100           98,700          153,100
                 Other                                    -                -                -              500
                                             ---------------  ---------------  ---------------  ---------------
                                                     95,200          123,400          257,000          396,000
            Industrial Products - SBQ                     -                -                -           23,900
                                             ---------------  ---------------  ---------------  ---------------
                                                     95,200          123,400          257,000          419,900
                                             ===============  ===============  ===============  ===============


     (1) Includes restructuring charge of $0.6 million recorded to cost of products sold.

Net sales in the quarter ended September 30, 2002 were $57.3 million, down $21.6 million, or a 27.4% decrease from the $78.9 million recorded in the third quarter of 2001. For the quarter ended September 30, 2002, operating losses were $5.5 million compared to operating income of $0.3 million in the comparable quarter in 2001. We reported a net loss of $7.5 million, or a $0.36 loss per diluted share, in the three months ended September 30, 2002 compared to a net loss of $0.4 million, or $0.02 per diluted share, in the third quarter of 2001. The Company recognized an extraordinary charge of $0.6 million, or $0.03 per diluted share, in the third quarter of 2002, for the write-off of associated original discount and issue costs in connection with the early repayment of debt.

     Net sales in the nine months ended September 30, 2002 were $151.0 million, down $112.7 million, or a 42.7% decrease from the $263.7 million recorded in the first nine months of 2001. Results for the nine months ended September 30, 2001 included $9.8 million of SBQ sales. For the nine months ended September 30, 2002, operating losses were $19.7 million compared to $43.5 million of operating losses in the comparable period in 2001. For the nine months ended September 30, 2002, we reported a net loss of $25.7 million, or a $1.24 loss per diluted share. This compares to net loss of $46.0 million, or a $2.19 loss per diluted share, in the first nine months of 2001. Excluding restructuring charges of $56.2 million included in the first nine months of 2001, operating income would have been $12.7 million, and net income and income per diluted share would have been $10.2 million, or $0.49 per diluted share, respectively.

ENERGY PRODUCTS

     Energy Products segment sales for the three and nine-month periods ended September 30, 2002 were $57.3 million and $151.0 million, respectively, decreases of 27.4% and 40.5% from the comparable periods ended September 30, 2001. The decrease in Energy Product segment sales was attributable to the significant decreases in shipments and lower average revenue per ton.

     Total shipments of energy products for the third quarter of 2002 were 95,200 tons, a 22.9% decrease from the 123,400 tons shipped in the comparable prior year period. Shipments for the first nine months of 2002 were 257,000 tons, down 35.1% from the 396,000 tons shipped in the comparable period in 2001. The decline in shipments was experienced in both our welded and seamless energy products and was caused a lower consumption of OCTG products and a focus by distributors on reducing their inventories in light of declining drilling activity.

     For the quarter ended September 30, 2002, the average revenue per ton for our welded and seamless tubular products was $454 and $795 per ton, respectively, compared to $486 and $872 per ton in the third quarter of 2001. The 6.6% decrease for welded products and the 8.8% decrease for seamless products resulted from the decline in the demand for OCTG products as well as a change in product mix toward lower value-added products.

     The Energy Products segment recorded a gross loss of $0.3 million and an operating loss of $3.1 million in the quarter ended September 30, 2002. These results compare to a gross profit of $5.1 million and operating income of $2.4 million in the quarter ended September 30, 2001. The decline in profitability from the prior year period was primarily the result of the significant decline in shipments, lower pricing for our products and an increase in purchased steel costs. Also, as a result of the lower operating levels in the first nine months of 2002, our margins were negatively impacted due to lower fixed cost absorption.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the quarter ended September 30, 2002 were $0.5 million higher than the comparable quarter in 2001, but $2.4 million lower for the comparable nine-month periods in 2002 and 2001. Expenses for the third quarter 2002 included certain reorganization costs and professional fees in connection with reviews for improvements in business processes. The restructuring initiatives started in 2001 and general cost constraints were the primary reasons for the reduction in expenses comparing year-to-date amounts for 2002 and 2001.

EMPLOYEES

     Substantially all of our hourly employees are represented by the United Steelworkers of America. The collective bargaining agreement covering employees at our Koppel facilities expired at the end of August 2002. Management and the negotiating committee for the hourly employees covered by the collective bargaining agreement at Koppel have reached a tentative contract agreement and the negotiating committee will present the contract to the employees for ratification on November 15, 2002. If the contract is not ratified and the negotiations are discontinued, we could experience a work stoppage.

     In April 2002, the hourly employees of our welded tubular facility, Newport Steel Corporation, approved a new three-year labor agreement.

INTEREST EXPENSE

     Interest expense for the quarter ended September 30, 2002 decreased $1.1 million from the comparable quarter in 2001 as the result of the repayment of $35.0 million of our senior notes in July 2002.

INVESTMENT INCOME

     Investment income was $0.1 million and $1.2 million for the three and nine months ended September 30, 2002, respectively, compared with $1.1 million and $3.2 million for the comparable periods in 2001. The decreases in investment income during 2002 are the result of lower invested balances at lower interest rates. The year-to-date amounts for 2002 and 2001 include $0.4 million and $0.5 million, respectively, of recognized losses on long-term investments.

INCOME TAXES

     We exhausted our federal income tax refund capability in 1999, and accordingly, tax benefits from operating losses normally are offset by valuation allowances resulting in no net federal tax benefit being recorded for losses.

                         LIQUIDITY AND CAPITAL RESOURCES

     Working capital at September 30, 2002 was $51.5 million compared to $126.7 million at December 31, 2001. The working capital decrease was primarily due to our use of cash to repay $35.0 million of our long-term debt and to fund operating losses for the period. Our working capital was also reduced by the $33.4 million current maturities of our senior notes due in July 2003. The current ratio was 1.7 to 1 at September 30, 2002 compared to 4.2 to 1 at December 31, 2001. At September 30, 2002, we had cash and long-term investments totaling $20.4 million and had no advances against our revolving credit facility.

     The major component of cash from operating activities for the nine months ended September 30, 2002 was $8.5 million in depreciation and amortization charges. Major uses of cash from operating activities were for a $19.1 million increase in inventories, partially offset by increases of $3.4 million and $1.5 million in accounts payable and accrued liabilities, respectively. We added to our inventory levels in the first half of 2002 to avoid expected higher coil costs and to meet anticipated increased customer demand in the second half of 2002. Accrued liabilities increased principally as the result of an increase in deferred revenue, partially offset by a lower balance of accrued interest because of a reduced balance of debt and differing interest accrual periods.

     Cash flows from investing activities were $9.0 million for the nine months ended September 30, 2002. Sales and maturities of long-term investments resulted in proceeds of $10.2 million during the period. We made capital investments of $1.7 million in the first nine months of 2002 and we currently estimate capital spending for 2002 to be approximately $2.2 million, primarily for maintenance capital in our Energy Products segment and information technology systems.

     We entered into a new five-year revolving credit facility in March 2002 that provides up to $50.0 million under a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 0.50% to prime plus 1.25% with respect to domestic rate loans, and from the LIBOR rate plus 2.00% to LIBOR plus 2.75% with respect to LIBOR rate loans. The facility contains various representations and warranties and operating and other covenants. There are no financial covenants under the facility. There have been no borrowings under the facility. The facility is secured by a first priority lien on all inventories, accounts receivable and related intangibles of the Company. As of September 30, 2002, the Company had approximately $20.0 million in borrowing availability under the agreement, based on eligible receivable and inventory balances and net of outstanding letters of credit on such date.

     On June 13, 2002, we made an early redemption call for $35.0 million in principal amount, of our 13.5 % senior secured notes. The redemption was at par plus accrued interest and was completed on July 15, 2002 using existing cash balances.

     Additionally, in July 2002 we filed a universal shelf registration statement for the issuance and sale from time to time to the public of up to $100 million in securities, including debt, preferred stock, common stock and warrants. The shelf registration was declared effective by the SEC in September 2002. See Notes 8 and 9 in the accompanying financial statements for more information on the credit facility and shelf registration. We believe that these new facilities afford us the financial flexibility to react to future opportunities in the market.

     We believe that our existing cash and cash equivalents, long-term investments, borrowing capacity and cash generated from operations will be sufficient to satisfy anticipated cash requirements for at least the next twelve months. We also expect we will have sufficient resources to meet our obligations on our senior notes due in July 2003.

     In February 2002, our board of directors authorized the repurchase of up to two million shares of our common stock over the following twelve months. Repurchases are authorized to be made from time to time in open market purchases or through privately negotiated transactions, when, in the opinion of management, market conditions warrant. Repurchased shares will be available for general corporate purposes. We have not purchased any of our common shares under this authorization.

     We calculate EBITDA as earnings before extraordinary items, interest expense, investment income, income taxes, depreciation and amortization. For the nine months ended September 30, 2001, EBITDA was adjusted to exclude restructuring charges of $56.2 million, which included approximately $42.4 million of asset impairment losses resulting from the write-down of the net book value of machinery, equipment and related spare parts. EBITDA should not be construed as a substitute for operating income, or as a better indicator of liquidity than cash flow from operating activities, as they are determined in accordance with accounting principles generally accepted in the United States of America (GAAP). EBITDA provides additional information for determining our ability to meet debt service requirements. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies. A reconciliation of net loss as determined in accordance with GAAP to EBITDA is shown below.


                                                   Nine Months Ended
                                                     September 30,
      (In millions)                               2002           2001
                                                ----------     ----------

      Net loss before extraordinary items         $ (25.1)       $ (45.9)
         Interest expense                             6.8            7.7
         Investment income                           (1.2)          (3.2)
         Provision for income taxes                     -              -
         Depreciation and amortization                8.4           11.0
                                                ----------     ----------
      EBITDA                                        (11.1)         (30.4)
         Restructuring charges                          -           56.2
                                                ----------     ----------
      EBITDA, as adjusted                         $ (11.1)       $  25.8
                                                ==========     ==========

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

                      RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (SFAS) No. 143 "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We will adopt the statement as of January 1, 2003, and we believe that the implementation of the statement will not have a material impact on our results of operations and financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have a material impact on our results of operations, cash flows or financial position.

     In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No.13, and Technical Corrections". SFAS 145 will require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. The provisions of SFAS 145 related to the SFAS 4 revision are effective for financial statements issued for fiscal years beginning after May 15, 2002. Once adopted, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented will be reclassified. We will adopt SFAS 145 beginning January 1, 2003 and will reclassify previously reported gains or losses on extinguishments of debt as income or loss from operations. We believe the adoption of the standard will not have a material impact on our results of operations, cash flows or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

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

     As of September 30, 2002, we were not engaged in any activities which would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates, foreign currency exchange rates or market commodity prices.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our President and Chief Executive Officer, along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits - Reference is made to the Index to Exhibits, which is incorporated herein by reference.

     b)   Reports on Form 8-K

          Current Report on Form 8-K dated July 10, 2002 reporting under Item 9 the Company's press release regarding continuing labor negotiations at its Pennsylvania facilities.

          Current Report on Form 8-K dated July 16, 2002 reporting under Item 9 the Company's press release regarding the dates and times of NS Group, Inc.'s conference call reporting the results for the quarter ended June 30, 2002.

          Current Report on Form 8-K dated July 19, 2002 reporting under Item 9 the Company's earnings press release for the quarter ended June 30, 2002.

          Current Report on Form 8-K dated September 19, 2002 reporting under
          Item 9 the Company's press release announcing its estimate of earnings for the quarter ended September 30, 2002.

          Current Report on Form 8-K dated September 23, 2002 reporting under
          Item 9 the Company's press release regarding corporate officer changes.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NS GROUP, INC.

Date:  November 7, 2002                   By:  /s/ Rene J. Robichaud
       --------------------               ------------------------------------
                                          Rene J. Robichaud
                                          President and Chief Executive Officer


Date:  November 7, 2002                   By:  /s/ Thomas J. Depenbrock
       -------------------                -------------------------------
                                          Thomas J. Depenbrock
                                          Vice President, Treasurer and Chief
                                          Financial Officer

                                 CERTIFICATIONS

I, Rene J. Robichaud, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of NS Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 7, 2002                      By:  /s/ Rene J. Robichaud
       --------------------                       ------------------------------
                                             Rene J. Robichaud
                                             President and Chief Executive
                                             Officer

                                 CERTIFICATIONS

I, Thomas J. Depenbrock, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of NS Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  November 7, 2002                By:  /s/ Thomas J. Depenbrock
            --------------------                 ------------------------------
                                            Thomas J. Depenbrock
                                            Vice President, Chief Financial
                                            Officer

                                INDEX TO EXHIBITS


Number        Description
------        -----------

  3.1 Amended and Restated Articles of Incorporation of Registrant, filed as Exhibit 3.1 to Amendment No. 1 to Registrant's Form S-1 dated January 17, 1995, File No. 33-56637, and incorporated herein by this reference. Articles of Amendment to the Amended and Restated Articles of Incorporation, dated November 4, 1998, filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 30, 2001, File No. 1-9838, and incorporated herein by this reference

  3.2 Amended and Restated By-Laws of Registrant, dated November 4, 1999, filed as Exhibit 3.2 to Company's Form 10-Q for the fiscal quarter ended January 1, 2000, File No. 1-9838, and incorporated herein by this reference

 10.1         Separation and Release Agreement between the Company and William
              W. Beible, Jr, dated September 20, 2002, filed herewith*

 12.1         Computation of Ratio of Earnings to Fixed Charges, filed herewith

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