Form 10-K
period 2002-12-31
NS GROUP INC
filed 2003-03-21
CIK 745026

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE YEAR ENDED DECEMBER 31, 2002          COMMISSION FILE NUMBER 1-9838

                              --------------------
                                 NS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                              --------------------
           KENTUCKY                                 61-0985936
   -------------------------            ----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x ]

     Based on the closing sales price of February 28, 2003, as reported in The Wall Street Journal, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $148.8 million.

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2. YES   X    NO
                                        -----     ----

   The number of shares outstanding of the registrant's Common Stock, no par value, was 20,668,641, at February 28, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the Company's Proxy Statement dated March 14, 2003 for the Annual Meeting of Shareholders on May 14, 2003 ("Proxy").

===============================================================================

                                Table of Contents

PART I
------
                                                                                                     Page
                                                                                                     ----
      Item 1.       Business.........................................................................  3
      Item 2.       Properties ......................................................................  9
      Item 3.       Legal Proceedings ............................................................... 10
      Item 4.       Submission of Matters to a Vote of Security Holders.............................. 10

PART II
-------

      Item 5.       Market for Registrant's Common Equity and Related
                            Stockholder Matters...................................................... 11
      Item 6.       Selected Consolidated Financial Data............................................. 12
      Item 7.       Management's Discussion and Analysis of Financial Condition
                            and Results of Operations ............................................... 13
      Item 7A.      Quantitative and Qualitative Disclosures About Market
                            Risk..................................................................... 25
      Item 8.       Financial Statements and Supplementary Data...................................... 26
      Item 9.       Changes in and Disagreements with Accountants on
                           Accounting and Financial  Disclosure...................................... 58

PART III
--------

      Item 10.     Directors and Executive Officers of the Registrant................................ 58
      Item 11.     Executive Compensation............................................................ 58
      Item 12.     Security Ownership of Certain Beneficial Owners
                            and Management........................................................... 58
      Item 13.     Certain Relationships and Related Transactions.................................... 58
      Item 14.     Controls and Procedures........................................................... 58

PART  IV
--------

      Item 15.     Exhibits, Financial Statement Schedules and Reports on
                            Form 8-K................................................................. 59

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


                                     PART I

ITEM1.  BUSINESS

     NS Group, Inc. was incorporated in Kentucky in 1980. As used herein, the terms "Company", "NS Group," "we," "us" and "our" refer to NSGroup, Inc. and its wholly-owned subsidiaries - Newport Steel Corporation (Newport or Welded), Koppel Steel Corporation (Koppel or Seamless), Erlanger Tubular Corporation (Erlanger), and Northern Kentucky Management, Inc.

CHANGE IN FISCAL YEAR

      Our fiscal years prior to October 1, 2000 ended on the last Saturday of September. Thereafter, we changed our fiscal year-end to a calendar year ending on December 31. As a result of the fiscal year-end change, the period from October 1, 2000 through December 31, 2000, which we refer to as the "Transition Period", preceded the start of the 2001 calendar year. The period for the fiscal year from September 26, 1999 through September 30, 2000 is referred to in this Form 10-K as "2000" and contains fifty-three weeks.

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

      OCTG products are produced in numerous diameter sizes, gauges, grades and end finishes. We manufacture most of our OCTG products to American Petroleum Institute ("API") specifications. The grade of pipe used in a particular application depends on technical requirements for strength, corrosion resistance and other performance qualities. OCTG products are generally classified into groupings of carbon and alloy grades. Carbon grades of OCTG products have lower yield strength than alloy grades and, therefore, are generally used in shallower oil and natural gas wells than alloy grades. The majority of our welded tubular products are carbon grade and the majority of our seamless products are alloy grade. In 2002, approximately 51% of our Energy Products Segment net sales were alloy grade compared to 55% in 2001.

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

      Demand for our OCTG products is cyclical in nature, being dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity has been historically a function of the current and anticipated prices of oil and natural gas. In addition, shipments by domestic producers of OCTG products may be positively or negatively affected by the amount of inventory held by producers, distributors and end users, as well as imports of OCTG products.

      The average number of oil and gas drilling rigs operating in the United States, domestic shipments of OCTG products (excluding exports) and imports of OCTG products for 2002, 2001 and 2000 were as follows:


                                       2002      2001      2000
-------------------------------------------------------------------------------
Average U.S. drill
  rig count                         830        1,156        844
OCTG shipments
  (millions of tons )               1.6          2.2        2.1
OCTG imports
  (millions of tons)                0.5          0.9        0.7
-------------------------------------------------------------------------------

(Source:  Baker Hughes, Preston Pipe and Tube Report and Company estimates)

      Demand for line pipe is only partially dependent on oil and natural gas drilling activities. Line pipe demand is also dependent on factors such as the level of pipeline construction activity, line pipe replacement requirements, new residential construction and gas utility purchasing programs. Overall, total shipments by domestic line pipe producers(excluding exports) were 1.5 million tons in 2002, 1.9 million tons in 2001, and 1.4 million tons in 2000. Total domestic shipments of line pipe product 16 inches in diameter and smaller, the product sizes that we produce, were 0.7 million tons in 2002, 1.2 million tons in 2001 and 1.1 million tons in 2000. (Source for line pipe data: Preston Pipe and Tube Report)

      In November 2001, the United States International Trade Commission (ITC) reported injury from various imported steel products under Section 201 and recommended to the President a wide-scale program of quotas and duties. However, the ITC recommendation for quotas and duties did not include imports of oil country tubular goods. In response, we, together with other domestic oil country tubular goods producers, sought relief from unfair trade by filing petitions with the ITC against certain countries. In May 2002 the ITC voted against our suit and the case was terminated. As a result of these actions, we expect to see continued high levels of competition from imports.

      On March 5, 2002, the President of the United States announced his remedy decision in response to the International Trade Commission's Section 201 investigation on steel imports. Under the remedy decision, effective March 21, 2002, tariffs of 30%, 24% and 18% are applied to imports of hot-rolled coil, the raw material for our Welded operations, for the next three years, respectively. Imports from Canada, Mexico and certain other countries are exempt from the tariffs.

      Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from Argentina, Italy, Japan, Korea and Mexico in response to antidumping and countervailing duty cases filed by several U.S. companies. In June 2001, the ITC voted to continue these duties for five more years. The ITC's decision has been appealed by the affected countries and decisions are pending.

      In response to petitions filed with the U.S. government by us and certain other line pipe producers, import relief was granted to the line pipe industry effective March 1, 2000. This relief was in the form of tariffs applied to certain imports of line pipe from countries other than Canada and Mexico. The tariffs expired on March 1, 2003.

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

CUSTOMERS

      Our OCTG and line pipe products are used by super-major, major and independent oil and natural gas exploration and production companies in drilling and production applications. Line pipe products are also used by gas utility and transmission companies. Substantially all of our OCTG products are sold to domestic distributors. Line pipe products are sold to both domestic distributors and directly to end users. We have long-standing relationships with many of our larger customers; however, we believe that we are not dependent on any one customer and that we could, over time, replace lost sales attributable to any one customer. Bourland and Leverich Supply Co. Inc. and Champions Pipe & Supply, Inc., our two largest customers, accounted for approximately 17% and 12%, respectively, of total sales in 2002.

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

MANUFACTURING

      We manufacture welded tubular products at our facilities located in Wilder, Kentucky. Our seamless tubular products are manufactured at our facilities located in Ambridge, Pennsylvania. During 2002, we made capital investments of $2.4 million in our Energy Products business segment, which primarily represented replacement and rehabilitation projects. The rated annual capacities of our welded and seamless tubular facilities are 570,000 tons and 250,000 tons, respectively. Capacity utilization of the welded tubular facilities during 2002 was 30% compared to 52% in 2001 and capacity utilization for the seamless tubular facilities was 54% compared to 78% during 2001.

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

      We manufacture our seamless tubular products in a mini-mill environment. The term mini-mill connotes a mill that typically uses steel scrap as its basic raw material and offers a limited range of products. At our Seamless facilities, steel scrap is melted in electric arc furnaces and poured into continuous casting machines which cast tube rounds. These tube rounds are reheated, pierced and rolled to specific size and wall thickness. The Seamless facility's melt shop is rated at an annual capacity of 450,000 tons and capacity utilization in 2002 was 32% compared to 57% in 2001.

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

      The bar product market represents the second largest segment of the steel market. Bar products are generally categorized into merchant bar quality products and SBQ products. SBQ products are used for a wide variety of industrial applications including automotive, metal-working fabrication, construction, farm equipment, heavy machinery and trucks and off-road vehicles. We competed in relatively small segments of the SBQmarket. Unlike the majority of SBQ products, which are primarily used by passenger car manufacturers, heavy SBQ products such as those we produced were primarily used in the manufacture of heavy industrial products.

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

      In October 2002, the United States Environmental Protection Agency (EPA) issued a Notice of Violation (NOV) to Newport for certain alleged violations dating from 1998 to April 2000 of its Clean Air Act emission permit for its electric arc furnace that was installed in 1999 and shuttered in early 2001. The NOV alleges that the permit issued to Newport in June 1998 was based upon an incorrect analysis as to potential emissions, and thus represented a violation of the Clean Air Act. In November 2002, the United States Department of Justice notified Newport that it was preparing to file a civil action in the United States District Court for the Eastern District of Kentucky for the alleged Clean Air Act violations set forth in the October 2002 NOV and for certain alleged violations of the Clean Water Act and RCRA at Newport. The EPA has invited Newport to propose a good faith settlement offer for resolving the claims. We believe that we have defenses against these allegations and intend to pursue resolution with the EPA. We believe resolution of these claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, there can be no assurance that we will reach a settlement with the EPA and the Department of Justice.

      We have a hazardous waste landfill on our property in Wilder, Kentucky, which is no longer utilized. In connection with our March 2001 restructuring actions, in which we closed Newport's melt shop and hot strip mill operations, we accrued the estimated costs for closure and post-closure care of the landfill. These costs were included in restructuring charges in the first quarter of 2001. We received final approval of our closure/post-closure plan from the Kentucky Division of Waste Management in December 2002. As a result, we increased our estimate of post-closure costs and they are included in restructuring charges for the fourth quarter of 2002. We expect closure of the landfill will be completed by the end of 2003.

      We operate a steel mini-mill that produces dust that contains lead, cadmium and chromium, and is classified as a hazardous waste. Dust produced by our electric arc furnace is collected through emission control systems and recycled at EPA-approved facilities.

      In late 2001, the EPA designated Imperial Adhesives, Inc., a former subsidiary of the Company, as one of a number of potentially responsible parties
(PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by an independent operator. A preliminary study of the site is in its early stages. Consequently, it is too early to determine our liability exposure. We believe that the reasonably foreseeable resolution of this matter will not have a material adverse effect on our financial statements. See Note 3 to the Consolidated Financial Statements for further discussion of the sale of Imperial.

      We believe that we are currently in compliance in all material respects with all applicable environmental regulations. We cannot predict the level of required capital expenditures or operating costs that may result from compliance with future environmental regulations.

      Capital expenditures for the next twelve months relating to environmental control facilities are expected to be approximately $0.3 million; however, such expenditures could be influenced by new or revised environmental regulations and laws or new information or developments with respect to our operating facilities.

      We have accrued for environmental remediation obligations $5.2 million and $4.3 million, respectively, at December 31, 2002 and 2001. Based upon evaluation of available information, we do not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon our consolidated financial position, results of operations or cash flows. However, we cannot predict with certainty that new information or developments with respect to our environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

                                    EMPLOYEES

      As of December 31, 2002, we had approximately 1,150 employees comprised of 213 salaried employees with the remainder being hourly employees. Substantially all of our hourly employees are represented by the United Steelworkers of America under contracts which expire in April 2005 and May 2007 for the Newport and Koppel operations, respectively, and in May 2003 for Erlanger.

                              AVAILABLE INFORMATION

      The Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission
(SEC) under the Securities Exchange Act of 1934. The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.

      The Company also makes available free of charge on or through its Internet website (www.nsgrouponline.com) the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

ITEM 2.   PROPERTIES

      Our principal operating properties are listed below. We believe our facilities are adequate and suitable for our present level of operations.

      LOCATION AND PROPERTIES

      Energy Products Segment

      Wilder, Kentucky - We own approximately 250 acres of real estate upon which are located two welded pipe mills, a barge facility, machine and fabricating shops and storage and repair facilities aggregating approximately 675,000 square feet, as well as administrative offices. The facilities are also located adjacent to rail lines.

      Tulsa, Oklahoma - We lease approximately 36 acres of real estate upon which is located our Erlanger tubular processing facility. The facility is located at the Tulsa Port of Catoosa where barge facilities are in close proximity. Located on this property are six buildings aggregating approximately 119,000 square feet, which house the various finishing operations.

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

      Industrial Products Segment

      Koppel, Pennsylvania - We own approximately 67 acres of real estate upon which are located a bar mill, machine and fabricating shops and storage repair facilities aggregating approximately 400,000 square feet. All Industrial Products Segment machinery, equipment and related facilities and supplies, except for real estate, have been designated as Assets Held For Sale in our consolidated balance sheet.

      Other

      Newport, Kentucky - We own approximately 12 acres of partially developed land near Newport, Kentucky, which is held as investment property and is listed for sale.

      Assets Held for Sale

      In connection with our restructuring decisions in 2001, certain equipment and facilities were designated as held for sale. At our Wilder, Kentucky location, our melt shop, which includes an electric arc furnace and related storeroom supplies and spare parts are not being utilized and have been designated as available for sale. The hot strip mill equipment idled in 2001 was sold in 2002. At our Koppel, Pennsylvania facility, our bar mill equipment used to make SBQ products and other equipment and supplies are not being used and have also been designated as available for sale. An outside company is currently marketing all of the assets.

      Information regarding encumbrances on our properties is included in Note 7 to the Consolidated Financial Statements.

ITEM 3.   LEGAL PROCEEDINGS

      We are subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to workers compensation, health care and product liability coverages, each of which is self-insured to certain levels, as well as commercial and other matters. Reference is made to
Part I, Item 1., Environmental Matters, concerning certain proceedings we are involved in with the EPA and the United States Department of Justice. Based upon evaluation of available information, we do not believe that any such matters will have, individually or in the aggregate, a material adverse effect upon our consolidated financial position, results of operations or cash flows.

      In March 2001, in connection with its restructuring, Newport Steel Corporation closed its electric arc furnace operation and as such, ceased using oxygen and argon that was provided under a supply agreement with Air Products and Chemicals, Inc. ("Air Products"). On December 31, 2001, Air Products filed a civil action against Newport and NS Group, Inc. in the United States District Court for the Eastern District of Pennsylvania, Civil Action No. 01-7227, seeking damages for breach of contract. On August 5, 2002, the action against NS Group, Inc. was dismissed without prejudice, however, the action against Newport is still pending. Based on current information, we believe that the resolution of this matter will not have a material adverse affect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

      Our common stock and associated preferred stock purchase rights are listed on the New York Stock Exchange under the trading symbol NSS. As of February 28, 2003, there were 194 holders of record of our common stock. The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices of our common stock as reported on the New York Stock Exchange.

STOCK PRICE
------------------------------------------------------------------------------
2002                           HIGH               LOW
------------------------------------------------------------------------------
1st  Quarter                $  9.35            $  6.66
2nd  Quarter                  10.61               7.60
3rd  Quarter                   9.55               5.75
4th  Quarter                   7.10               5.43

------------------------------------------------------------------------------
2001                           High              Low
------------------------------------------------------------------------------
1st  Quarter                 $12.75            $  7.70
2nd  Quarter                  17.60              10.78
3rd  Quarter                  13.76               5.30
4th  Quarter                   7.70               5.30


      Information regarding restrictions on common stock dividends and warrants to purchase our common stock is included in Notes 7 and 10 to the Consolidated Financial Statements.

      Securities authorized for issuance under equity compensation plans at December 31, 2002 are as follows:

                                                NUMBER OF SECURITIES                                   NUMBER OF SECURITIES
                                                  TO BE ISSUED UPON        WEIGHTED-AVERAGE            REMAINING AVAILABLE
                                                    EXERCISE OF           EXERCISE PRICE OF            FOR FUTURE ISSUANCE
                                                 OUTSTANDING OPTIONS     OUTSTANDING OPTIONS              UNDER EQUITY
PLAN CATEGORY                                        AND RIGHTS               AND RIGHTS               COMPENSATION PLANS(a)
---------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
  approved by security holders                       1,723,290                 $10.81                      580,745
Equity compensation plans not
  approved by security holders                          84,000                 $10.86                       66,000
----------------------------------------------------------------------------------------------------------------------------------
Total                                                1,807,290                 $10.82                      646,745
==================================================================================================================================

(a) Excludes securities reflected in the first column, "Number of Securities to be issued upon exercise of outstanding options and rights".

See Note 10 to the consolidated financial statements for additional information.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


                                                                         Three Months
                                                     YEAR ENDED             Ended
                                                     DECEMBER 31,        December 31,      Fiscal Year Ended in September
(Dollars in thousands,                            ------------------     ------------     ---------------------------------
except per share amounts)                          2002        2001           2000        2000           1999       1998
---------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------------
Net sales                                        $192,408     $315,458      $73,357     $358,705     $200,424     $372,911
---------------------------------------------------------------------------------------------------------------------------
Restructuring charges                               2,046       56,224           --           --           --           --
---------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                           (34,140)     (50,167)      (4,960)     (18,566)     (49,307)       7,933
---------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations          (39,315)     (55,918)      (4,065)     (24,048)     (46,766)       2,108
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary items          (39,315)     (55,918)       6,890      (22,899)     (45,553)       3,391
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                 (39,930)     (55,977)       7,790      (22,899)     (49,390)       4,050
---------------------------------------------------------------------------------------------------------------------------
Per common share - diluted
     Income (loss) from continuing operations       (1.90)       (2.68)       (0.19)       (1.11)       (2.14)        0.09
---------------------------------------------------------------------------------------------------------------------------
     Income (loss) before extraordinary items       (1.90)       (2.68)        0.32        (1.06)       (2.08)        0.14
---------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                              (1.93)       (2.68)        0.36        (1.06)       (2.26)        0.17
---------------------------------------------------------------------------------------------------------------------------
Dividends per common share                             --           --           --           --           --           --
---------------------------------------------------------------------------------------------------------------------------
Average shares outstanding - diluted (000's)       20,647       20,889       21,620       21,651       21,852       24,511
---------------------------------------------------------------------------------------------------------------------------

OTHER FINANCIAL AND STATISTICAL DATA
---------------------------------------------------------------------------------------------------------------------------
Working capital                                   $42,993     $126,690     $129,186     $121,527      $96,976     $145,910
---------------------------------------------------------------------------------------------------------------------------
Total assets                                      180,294      260,484      318,926      345,337      353,598      415,046
---------------------------------------------------------------------------------------------------------------------------
Current portion of long-term debt                  33,555           33          110          110          144          624
---------------------------------------------------------------------------------------------------------------------------
Long-term debt                                        482       68,070       68,207       72,915       72,321       75,762
---------------------------------------------------------------------------------------------------------------------------
Common shareholders' equity                       104,383      143,662      196,478      198,845      221,152      279,013
---------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                2,422        2,198          586        7,499       27,818       31,996
---------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                      12,281       14,681        6,060       22,691       22,665       20,538
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities              (20,558)      28,887        3,226      (24,587)     (15,372)      29,966
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities               10,846        4,173       26,706       22,323       (8,192)    (105,127)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities              (35,787)      (3,355)     (14,397)       1,996      (12,168)     (54,072)
---------------------------------------------------------------------------------------------------------------------------
Product shipments (tons)
     Energy products                              323,300      478,900      101,700      574,200      317,000      474,000
     Industrial products                               --       23,900       14,200      136,200      130,500      160,100
---------------------------------------------------------------------------------------------------------------------------
Employees                                           1,150        1,198        1,624        1,636        1,417        1,597
===========================================================================================================================


The following notes to the consolidated statements contain further information:

Note 1 concerning the change in fiscal year-end.
Note 2 concerning restructuring charges in 2002 and 2001.
Note 3 concerning the effects of discontinued operations on reported amounts.

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

GENERAL

CHANGE IN FISCAL YEAR-END

      Our fiscal years prior to October 1, 2000 ended on the last Saturday of September. Thereafter, we changed our fiscal year-end to a calendar year ending on December 31. As a result of the fiscal year-end change, the period from October 1, 2000 through December 31, 2000, which we refer to as the "Transition Period", precedes the start of the 2001 calendar year. The period for the fiscal year from September 26, 1999 through September 30, 2000 is referred to in this Form 10-K as "2000" and contains fifty-three weeks.

RESTRUCTURING OF OPERATIONS

      During the quarter ended March 31, 2001, we implemented restructuring initiatives involving certain operations of our businesses. One initiative was to purchase hot-rolled coils rather than manufacture them at our welded tubular operations. As a result, we closed the melt shop and hot strip mill operations at our welded tubular facilities in Wilder, Kentucky effective March 31, 2001. In addition, we decided to cease the manufacturing of special bar quality products (which we refer to as "SBQ"), which were being manufactured at our Koppel, Pennsylvania facility.

      The restructuring was initiated to give us a lower, more flexible cost structure. We believe we are achieving the expected benefits and cost savings from the restructuring.

      In the March 2001 quarter, we recorded total restructuring charges of $56.2 million, including $43.4 million of charges resulting primarily from the write-down of fixed assets and $0.6 million recorded to cost of products sold related to inventories. The closures resulted in total workforce reductions of approximately 270 positions at the welded tubular operations in Wilder, Kentucky and the SBQ products operations in Koppel, Pennsylvania.

      In the fourth quarter of 2002, we recorded $2.0 million of additional restructuring charges related to the March 2001 restructuring. The charges included a $1.2 million impairment loss on the assets being held for sale and $0.8 million primarily related to an increase in our estimate of post-closure costs for our closed landfill. The impairment loss was based on an independent appraisal of the assets held for sale at December 31, 2002.

DISCONTINUED OPERATIONS

      On October 12, 2000, we sold our wholly-owned subsidiary, Imperial Adhesives, Inc. As a result, the sales, costs and expenses, and cash flows of the former Industrial Products - Adhesives Segment have been classified as discontinued operations in our consolidated financial statements. See Note 3 to the Consolidated Financial Statements. Accordingly, the discussion and analysis that follow focus on the continuing operations of our remaining segments.

SEGMENTS

      Through June 30, 2001, we conducted our business within two reportable business segments - the Energy Products Segment and the Industrial Products Segment. In June 2001, we exited the SBQ business that comprised our Industrial Products Segment. Since that time, we have conducted our operations solely within the Energy Products Segment.

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

      The average number of oil and natural gas drilling rigs in operation in the United States is referred to as "rig count". Rig count averaged 830 for 2002 compared to 1,156 for 2001 and 844 for 2000. In response to strong oil and natural gas prices, rig count rose steadily throughout the first half of 2001, reaching a high of 1,293 in July 2001. However, natural gas prices began to fall as the slowdown in the economy, milder weather and fuel switching resulted in strong injection rates into natural gas storage during the summer months of 2001. The weak economy and mild weather in the latter part of 2001 resulted in historically high levels of natural gas storage going into 2002. Consequently, rig count in 2002 fell 28% from 2001 and demand for our OCTG products fell for the comparable periods as well.

      Natural gas prices rose steadily in the second half of 2002 as a result of low drilling levels during the year and increased demand, driven primarily by the weather. As such, we expect rig count will increase during the course of 2003 and our shipments of OCTG will increase accordingly.

      According to published industry reports, imports of OCTG products in 2002 were an estimated 23% of the total domestic market, compared to 30% in 2001 and 26% in 2000. In November 2001, the United States International Trade Commission
(ITC) reported injury from various imported steel products under Section 201 and recommended to the President a wide-scale program of quotas and duties. However, the ITC recommendation for quotas and duties did not include imports of oil country tubular goods. In response, we, together with other domestic oil country tubular goods producers, sought relief from unfair trade by filing petitions with the ITC against certain countries. In May 2002, the ITC voted against our suit and the case was terminated. As a result, we expect to continue to experience high levels of competition from imports.

      On March 5, 2002, the President of the United States announced his remedy decision in response to the International Trade Commission's Section 201 investigation on steel imports. Under the remedy decision, effective March 21, 2002, tariff rates of 30%, 24% and 18% will be applied to imports of hot-rolled coil for the next three years, respectively. Imports from Canada, Mexico, and certain other countries are exempt from the tariffs. The tariffs increased the cost of imported hot-rolled coils, which we believe in turn has increased the cost of domestic hot-rolled coils.

      In addition to the impact from imports, our purchased coil costs are also affected by domestic supply and demand factors, freight costs and general economic conditions. Increases in our steel costs adversely affect our financial results if we are not able to successfully raise the price of our products to compensate for the increased costs. Our purchased coil costs for 2002 increased by 8.5% over 2001.

      Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from Argentina, Italy, Japan, Korea and Mexico in response to antidumping and countervailing duty cases filed by several U.S. companies. In June 2001, the ITC voted to continue these duties for five more years. The ITC's decision has been appealed by the affected countries and decisions are pending.

      In response to petitions filed with the U.S. government by us and certain other line pipe producers, import relief was granted to the line pipe industry effective March 1, 2000. This relief was in the form of tariffs applied to imports of welded line pipe that is 16 inch or less in diameter, from all countries excluding Canada and Mexico. The tariffs expired on March 1, 2003.

      We cannot predict the U.S. government's future actions regarding duties and tariffs or any other future actions regarding import duties or other trade restrictions on imports of OCTG and line pipe products.

      Our net sales, gross profit (loss), operating loss and tons shipped by business segment for the years ended December 31, 2002 and 2001, the Transition Period and 2000 are summarized in the following table:

=======================================================================================
                                                                 Transition
(Dollars in thousands)                   2002         2001        Period        2000
---------------------------------------------------------------------------------------
Net sales
      Energy products                  $192,408     $305,609      $67,503     $302,583
      Industrial products - SBQ              --        9,849        5,854       56,122
---------------------------------------------------------------------------------------
                                       $192,408     $315,458      $73,357     $358,705
=======================================================================================

Gross profit (loss)
      Energy products                  $(14,585)     $28,025       $2,522       $6,545
      Industrial products - SBQ              --       (2,625)      (2,278)      (4,526)
---------------------------------------------------------------------------------------
                                       $(14,585)     $25,400        $244         2,019
=======================================================================================

Operating income (loss)
      Energy products (1)              $(26,878)    $(28,300)        (341)     $(5,527)
      Industrial Products - SBQ (2)          --      (12,769)      (3,001)      (6,645)
---------------------------------------------------------------------------------------
                                        (26,878)     (41,069)      (3,342)     (12,172)
      Corporate allocations (3)          (7,262)      (9,098)      (1,618)      (6,394)
---------------------------------------------------------------------------------------
                                       $(34,140)    $(50,167)     $(4,960)    $(18,566)
=======================================================================================

Tons shipped
      Energy products
          Welded products               196,100      293,200       59,400      420,200
          Seamless products             127,200      185,700       42,300      154,000
---------------------------------------------------------------------------------------
                                        323,300      478,900      101,700      574,200
          Industrial products - SBQ          --       23,900       14,200      136,200
---------------------------------------------------------------------------------------
                                        323,300      502,800      115,900      710,400
=======================================================================================

Average U.S. drill rig count                830        1,156        1,076          844
---------------------------------------------------------------------------------------


See Note 2:  Restructuring Charges to the Consolidated Financial Statements.

(1) Includes restructuring charges of $2.0 million and $45.3 million for 2002 and 2001, respectively.
(2)  Includes restructuring charges of $9.7 million for 2001.
(3)  Includes restructuring charges of $1.2 million for 2001.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

      Net sales for 2002 were $192.4 million compared to $315.5 million in 2001, a decrease of $123.1 million, or 39.0%.

      The operating loss for 2002 was $34.1 million compared to an operating loss of $50.2 million in 2001, including restructuring charges of $2.0 million in 2002 and $56.2 million in 2001, respectively.

      In 2002, we reported a $39.9 million net loss, or a $1.93 loss per diluted share, compared to a $56.0 million net loss, or a $2.68 loss per diluted share in 2001. Included in the 2002 results are $2.0 million of restructuring charges which increased the loss by $0.10 per diluted share and extraordinary charges for the early extinguishment of debt of $0.6 million, or $0.03 per diluted share. Results for 2001 included restructuring charges which increased the net loss by $53.7 million, or $2.57 per diluted share.

ENERGY PRODUCTS

      Energy Products segment sales of $192.4 million in 2002 were $113.2 million, or 37.0%, less than the $305.6 million reported for 2001. Product shipments of 323,300 tons in 2002 were 155,600 tons, or 32.5%, less than the 478,900 tons in 2001. The significant decreases in sales and shipments were experienced by both our seamless and welded products. The decrease in shipments was a direct result of the lower rig count in 2002. Also, distributors lowered their inventories in 2002, which further negatively impacted our shipments. In addition, the level of imports negatively impacted our shipments of OCTG products. The average revenue per ton for our welded tubular products was $445 per ton, a decrease of 9.2% from 2001. The average revenue per ton for our seamless tubular products was $826 per ton, a decrease of 5.3% from 2001. The decreases in average revenue per ton were due primarily to the weak market conditions in 2002.

      The Energy Product segment reported a gross loss of $14.6 million and an operating loss of $26.9 million in 2002, which includes $2.0 million of restructuring charges. In 2001 the segment reported a gross profit of $28.0 million and operating loss of $28.3 million, which includes $45.3 million of restructuring charges. The decline in profitability from 2001 was primarily the result of the significant decline in shipments, lower pricing for our products and an increase in purchased steel costs. In addition, due to lower operating levels in 2002, our margins were negatively impacted due to lower fixed cost absorption.

      Selling, general and administrative expenses for the Energy Product segment in 2002 decreased $0.8 million, or 6.8%, from 2001 primarily as a result of reduced employee and related costs due to the restructuring, as well as general cost reduction efforts implemented in 2002.

INDUSTRIAL PRODUCTS - SBQ

      As mentioned previously, the Industrial Products - SBQ segment was closed in June 2001. The segment recorded sales of $9.8 million and gross losses of $2.6 million and operating losses of $12.8 million in the first six months of 2001. Included in the operating losses for 2001 are $9.7 million of restructuring charges. SBQ product shipments for the first six months of 2001were 23,900 tons.

INVESTMENT INCOME, INTEREST EXPENSE, OTHER INCOME

      We recorded net investment income of $0.7 million in 2002 compared to net investment losses of $2.1 million in 2001. Losses were recognized for the impairment of certain long-term investments of $1.0 million and $6.2 million, in 2002 and 2001, respectively. In addition, the interest rates earned on our invested cash and investment balances declined throughout 2002 from those earned in 2001.

      Interest expense in 2002 was $2.2 million, or 20.9% lower than 2001 as a result of our early extinguishment of $35.0 million of our senior notes in July 2002.

      Other income net, for 2002 and 2001 include $0.8 million and $1.3 million, respectively, of cash receipts from favorable claim settlements with electrode suppliers relating to purchases in prior years.

INCOME TAXES

      We exhausted our federal income tax refund capability in fiscal 1999, and as such, tax benefits from operating losses are offset by valuation allowances resulting in no net federal tax benefit being recorded for losses.

      The $0.9 million tax benefit recorded in the fourth quarter of 2002 resulted primarily from refund claims filed in connection with recently enacted federal income tax law changes. The tax benefit of $3.9 million recorded in 2001 resulted primarily from state income tax benefits associated with the restructuring charges and the investment impairment losses.

CALENDAR YEAR ENDED DECEMBER 31, 2001 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2000

      Total net sales in 2001 were $315.5 million compared to $358.7 million in 2000, a decrease of $43.2 million, or 12.1%. The entire decrease can be attributed to our decision to exit our SBQ business by June 2001. As a result, Industrial Products segment sales were $46.3 million lower in 2001.

      The operating loss for 2001 was $50.2 million, including restructuring charges of $56.2 million, compared to an operating loss of $18.6 million for 2000.

      Losses from continuing operations in 2001 were $55.9 million, or a $2.68 loss per diluted share compared to a $24.0 million, or a $1.11 loss per diluted share in 2000. Included in the 2001 results are restructuring charges totaling $53.7 million after tax, or $2.57 per diluted share.

      Net loss for 2001 was $56.0 million, or $2.68 per diluted share, compared to a net loss of $22.9 million or a loss of $1.06 per diluted share in 2000.

ENERGY PRODUCTS

      Energy Products segment sales in 2001 were $305.6 million compared to $302.6 million for 2000. Total segment shipments were 478,900 tons compared to 574,200 tons in 2000. The slight increase in sales and the decrease of 95,300 tons in shipments were attributable to a decrease of 127,000 tons in shipments of our welded tubular products, partially offset by an increase in seamless tubular shipments and higher revenue per ton for both welded and seamless products. The decrease in welded product shipments resulted from a focus by distributors to lower inventories as a result of the decreasing rig count in the second half of 2001. In addition, the level of imports negatively impacted our shipments of welded OCTG products. Shipments of our seamless products increased by 31,700 tons primarily as a result of an increase in new product offerings. The average revenue per ton for our welded tubular products was $490 per ton, an increase of 14.0% from 2000. The average revenue per ton for our seamless tubular products was $872 per ton, an increase of 14.3% from 2000. The increases in average revenue per ton were due primarily to the improved market conditions in the first half of 2001 and a change in mix to higher priced products.

      The Energy Product segment reported a gross profit of $28.0 million and an operating loss of $28.3 million in 2001 compared to a gross profit of $6.5 million and an operating loss of $5.5 million in 2000. The operating loss in 2001 included $45.3 million of restructuring charges. The improvements in gross profit and operating income before restructuring charges from 2000 were primarily the result of our decision to buy hot-rolled coils rather than manufacture them, as well as improved revenue per ton discussed above.

      Selling, general and administrative expenses for the Energy Product segment in 2001 decreased $1.1 million, or 8.9%, from 2000 primarily as a result of reduced employee and related costs due to the March 2001 restructuring.

INDUSTRIAL PRODUCTS - SBQ

      Industrial Products segment sales in 2001 were $9.8 million, down from $56.1 million in 2000. The decrease in the SBQ business is the result of our decision in March 2001 to close the operations by the end of June 2001. SBQ product shipments were 23,900 tons compared to 136,200 tons in 2000. The average revenue per ton for SBQ products was $412 per ton compared to $410 per ton in 2000.

      The Industrial Products segment incurred a gross loss of $2.6 million and an operating loss of $12.8 million compared to a $4.5 million gross loss and an operating loss of $6.6 million in 2000. The operating loss in 2001 included $9.7 million of restructuring charges. Selling, general and administrative expenses for the segment decreased $1.0 million, or 48.6%, from 2000 because of cost reductions resulting from the decision to exit the business.

INVESTMENT INCOME, INTEREST EXPENSE, OTHER INCOME

      Investment losses in 2001 were $2.1 million, compared to income of $3.1 million in 2000. The primary reason for the decrease was the recognition of $6.2 million of impairment losses on certain long-term investments in the fourth quarter of 2001. In addition, the interest rates earned on our invested cash and investment balances declined throughout 2001 from those earned in 2000.

      Interest expense was slightly lower in 2001 as a result of our purchasing $5.0 million of our senior notes in the open market in the fourth quarter of calendar 2000 and an additional $0.9 million in the first quarter of 2001.

      Other income, net was $2.8 million in 2001 compared to $2.5 million in 2000. The amounts reported for 2001 and 2000 include $1.3 million and $1.7 million, respectively, of cash receipts from favorable claim settlements with electrode suppliers relating to purchases in prior years.

TRANSITION PERIOD ENDED DECEMBER 31, 2000 COMPARED TO QUARTER ENDED JANUARY 1, 2000

      Net sales in the Transition Period were $73.4 million, a decrease of 3.6% from the fourth quarter of 2000. We reported a loss from continuing operations before extraordinary items of $4.1 million, or a $0.19 loss per diluted share, in the Transition Period. In the quarter ended January 1, 2000, we reported a loss from continuing operations before extraordinary items of $13.1 million, or a $0.61 loss per diluted share. Income from discontinued operations, net of income taxes, for the Transition Period was $11.0 million, or $0.51 per diluted share, and primarily consisted of the gain on the sale of our Adhesives business in October 2000. Extraordinary items recognized in the Transition Period increased net income by $0.9 million, net of income taxes, or $0.04 per diluted share. The extraordinary items consisted of an extraordinary credit of $1.2 million related to a reversal of environmental liability accruals which was partially offset by a $0.3 million extraordinary charge resulting from the early retirement of debt.

ENERGY PRODUCTS

      Energy Products segment sales were $67.5 million in the Transition Period, an increase of 9.6% from the comparable period ended January 1, 2000. The increase in Energy Product segment sales was attributable to an increase in selling prices and an increase in shipments of seamless tubular products, offset by a decline in welded tubular product shipments.

      Total shipments of energy products for the Transition Period were 101,700 tons, a decrease of 23.6% from the comparable prior year period. The decrease was the result of a decrease in shipments of our welded energy products, which declined 41.2% from the comparable prior year period. The decline in welded energy product shipments resulted primarily from a focus by distributors on slowing the growth in inventories of welded carbon grade OCTG products. In addition, the level of imports negatively impacted our shipments of welded OCTG products. Shipments of our seamless products, which are substantially alloy grade products, increased 30.6% from the prior year comparable quarter.

      The average revenue per ton during the Transition Period for our welded and seamless tubular products was $498 and $891 per ton, respectively. This was an increase of 30.1% for welded products and a 25.5% increase for seamless products from the comparable prior year period. The improved pricing was directly related to the improvement in the rig count.

      The Energy Products segment recorded a gross profit of $2.5 million and an operating loss of $0.3 million in the Transition Period compared to a gross loss and operating loss of $5.8 million and $8.8 million, respectively, in the quarter ended January 1, 2000. The reduction in losses from the prior year period was primarily the result of improved pricing for welded and seamless tubular products and an increase in seamless energy product shipments.

      Selling, general and administrative expense for the Energy Products segment in the Transition Period increased $0.4 million from the quarter ended January 1, 2000.

INDUSTRIAL PRODUCTS - SBQ

      The Industrial Products segment sales were $5.9 million for the Transition Period, a decrease of 59.6% from the quarter ended January 1, 2000. SBQ product shipments for the Transition Period decreased 60.9% from the comparable prior year period. The average selling price for SBQ products for the quarter was $412 per ton, a 3.0% increase over the comparable prior year period.

      The Industrial Products segment recorded a gross loss of $2.3 million and an operating loss of $3.0 million in the Transition Period compared to a gross loss of $1.0 million and an operating loss of $1.7 million, in the quarter ended January 1, 2000. The increase in the gross loss and the operating loss was the result of the significant decline in shipments resulting from a decrease in end-user demand and high service center inventory levels.

INVESTMENT INCOME, INTEREST EXPENSE, OTHER

      Investment income for the Transition Period was $1.2 million, a $0.2 million decrease from the comparable prior year period, which resulted from lower average invested cash and investment balances and realized losses on available-for-sale securities.

INCOME TAXES

       Accounting pronouncements require that income tax expense or benefit be allocated among continuing operations, discontinued operations, and extraordinary items. The net effect of the allocation of the gain on the sale of Imperial in the Transition Period was to provide a provision for taxes on the income from discontinued operations, which was offset by an income tax benefit being recorded for the losses from continuing operations. The net recorded amounts for income taxes in the quarter ended January 1, 2000 represented state and local income taxes.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital at December 31, 2002 was $43.0 million compared to $126.7 million at December 31, 2001, and the ratio of current assets to current liabilities at December 31, 2002 was 1.6 to 1, compared to a ratio of 4.2 to 1 at December 31, 2001. The working capital decrease was primarily due to our use of cash to repay $35.0 million of our long-term debt and to fund operating losses for 2002. Our working capital was also reduced by the $33.4 million current maturities of our senior notes due in July 2003. At December 31, 2002, we had cash and investments totaling $33.2 million compared to $91.7 million at December 30, 2001.

      Net cash flows used by operating activities were $20.6 million in 2002. We recorded a net loss of $39.9 million in 2002. Major components of cash from operating activities in 2002 included $12.3 million in depreciation and amortization charges; $2.0 million in restructuring charges; and a decrease in accounts receivable and accounts payable of $10.5 million and $5.7 million, respectively, resulting primarily from a decline in business activity in 2002.

      Net cash flows provided by operating activities totaled $28.9 million in 2001. We recorded a net loss of $56.0 million in 2001. Major components of cash from operating activities in 2001 included $14.7 million in depreciation and amortization charges; restructuring charges of $42.8 million represented charges primarily for the write-down of fixed assets; a $6.2 million impairment loss on investments; and a decrease in accounts receivable and inventories of $22.2 million and $3.2 million, respectively, resulting primarily from a decline in business activity in the second half of 2001 and the effect of exiting the SBQ business. The decrease in accrued liabilities of $9.8 million resulted primarily from a lower balance of deferred revenue at December 31, 2001.

      We recorded a net loss from continuing operations of $4.1 million in the Transition Period. In addition, income from discontinued operations, net of income taxes, was $11.0 million and was mainly the result of recognizing the gain on the sale of Imperial in the quarter. Cash flows from operating activities totaled $3.2 million in the period. Major components of cash from operating activities from continuing operations included $6.1 million in depreciation and amortization charges and a $12.9 million and $10.4 million decrease in accounts receivable and inventory, respectively, resulting from the decline in business activity. Accounts payable decreased $22.1 million primarily as a result of the decline in business activity.

      Net cash flows used by operating activities was $24.6 million in 2000. We recorded a net loss from continuing operations of $24.0 million in 2000. Major components of cash from operating activities in 2000 included $22.7 million in depreciation and amortization charges; a $4.6 million decrease in operating supplies and other current assets which resulted primarily from the receipt of refundable federal income taxes; and a $4.5 million increase in accrued liabilities and other as a result of a higher balance of deferred revenue, partially offset by a decrease in accrued environmental liabilities. Major uses of cash included a $23.1 million increase in accounts receivable and a $19.6 million increase in inventories resulting from an increase in business activity in our Energy Products segment in the last half of 2000.

      We made capital investments totaling $2.4 million in 2002, $2.2 million in 2001, $0.6 million in the Transition Period and $7.5 million in 2000. These capital expenditures were primarily related to improvements to our Energy Products Segment facilities. We currently estimate that 2003 capital spending will be in the range of $2 million to $5 million. Our sources of funding capital expenditures include available cash and investments, available cash flows from operations, and our available borrowing sources and the amount ultimately spent will depend upon the availability of these resources.

      On June 13, 2002, we made an early redemption call for $35.0 million in principal amount of our 13.5% senior secured notes. The redemption was at par plus accrued interest and was completed on July 15, 2002 using existing cash balances. In addition, repayments of long-term debt in 2001 and the Transition Period included the early retirement of $0.9 million and $5.0 million, respectively, of principal amount of our senior secured notes. Long-term debt maturities for each of the next five years are less than $0.1 million except for the remaining $33.4 million of our senior notes that come due in July 2003. We are currently evaluating new financing proposals with potential lenders to refinance the notes; however, we believe we will have sufficient resources to meet the senior notes obligation from current sources of liquidity.

      We entered into a new five-year revolving credit facility in March 2002 that provides up to $50.0 million under a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 0.50% to prime plus 1.25% with respect to domestic rate loans, and from the LIBOR rate plus 2.00% to LIBOR plus 2.75% with respect to LIBOR rate loans. The facility contains various representations and warranties and operating and other covenants. There are no financial covenants under the facility. There have been no borrowings under the facility; however, at December 31, 2002, $4.8 million of letters of credit were issued against the credit line for workers compensation purposes. The facility is secured by a first priority lien on all inventories, accounts receivable and related intangibles of the Company. As of December 31, 2002, the Company had approximately $12.2 million in borrowing availability under the agreement, based on eligible receivable and inventory balances and net of outstanding letters of credit on such date.

      Additionally, in July 2002 we filed a universal shelf registration statement for the issuance and sale from time to time to the public of up to $100 million in securities, including debt, preferred stock, common stock and warrants. The shelf registration was declared effective by the SECin September 2002. We have not sold any securities pursuant to the shelf registration. See
Note 7 in the accompanying financial statements for more information on the credit facility and shelf registration. We believe that these new facilities afford us the financial flexibility to react to future opportunities in the market.

      We believe that our existing cash and equivalents, long-term investments, borrowing capacity and cash generated from operations will be sufficient to satisfy anticipated cash requirements for at least the next twelve months.

      In February 2002, our board of directors authorized the repurchase of up to two million shares of our common stock through the period ending March 31, 2003. Repurchases were authorized to be made from time to time in open market purchases or through privately negotiated transactions, when, in the opinion of management, market conditions warrant. No shares were repurchased in 2002 under this authorization. During 2001, we repurchased 376,300 of our outstanding shares in open market transactions for $2.3 million and 1.1 million shares for approximately $9.4 million in the Transition Period. We did not purchase any of our common shares during 2000.

      In October 2000, we received $26.7 million cash for the sale of Imperial. You should read Note 3 to the Consolidated Financial Statements for further information concerning the sale of Imperial.

      We do not have any off-balance sheet arrangements other than immaterial operating leases.

      At December 31, 2002, we had regular tax net operating loss carryforwards which will fully eliminate the regular tax liability on approximately $122.2 million of future regular taxable income. While we may have alternative minimum tax (AMT) liability, we also have AMT net operating loss carryforwards which will eliminate 90% of the AMT liability on approximately $88.1 million of future AMT income. While future tax provisions will depend in part on our ongoing assessment of our future ability to utilize our tax benefits, we expect that the tax provisions that we record on approximately the next $100.0 million in pre-tax income will be substantially less than the amounts at full statutory rates. You should read Note 13 to the Consolidated Financial Statements for further information concerning our federal tax status.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, investments, long-lived assets, income taxes, customer claims, product liability, workers compensation claims, restructuring liabilities, environmental contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

     We recognize revenue from product sales when the product is shipped from our facilities and risk of loss and title has passed to the customer or, at the customer's request, the goods are set aside in storage and are paid for in full. For transactions where we have not obtained customer acceptance, revenue is deferred until the terms of acceptance are satisfied.

Accounts Receivable Allowances

    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Valuation

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

Long-Term Investments

      We have investments in debt securities that are classified as available for sale, some of which are publicly traded and have a volatile share price or quoted market price. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Long-Lived Asset Impairment

      We perform impairment analysis of our long-lived assets whenever events and circumstances indicate that they may be impaired. When the undiscounted cash flows, without interest or tax charges, are less than the carrying value of the assets being reviewed for impairment, the assets are written down to fair market value. During 2002 and 2001, we recorded long-lived asset impairment provisions that resulted from the restructuring of our operations.

Reserves for Contingencies

      We have numerous other potential exposures, such as restructuring liabilities, workers compensation claims, environmental claims, product liability, litigation and recoverability of deferred income taxes. Establishing loss reserves or valuation allowances for these matters requires us to estimate and make judgments in regards to risk exposure and ultimate liability. We establish accruals for these exposures; however, if our exposure exceeds our estimates, we could be required to record additional charges.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (SFAS) No. 143 "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We adopted the statement on January 1, 2003, and it did not have a material impact on our results of operations and financial condition.

      In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No.13, and Technical Corrections". SFAS 145 requires gains and losses on early extinguishment of debt to not be classified as extraordinary items as previously required under SFAS 4. The provisions of SFAS 145 related to the SFAS 4 revision are effective for financial statements issued for fiscal years beginning after May 15, 2002. Once adopted, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented will be reclassified. We adopted SFAS 145 effective January 1, 2003 and will reclassify the losses on early extinguishments of debt recognized in 2002 and 2001 to interest expense.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We will apply the provisions of SFAS 146 to exit or disposal activities that are initiated after December 31, 2002.

      In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. We have no guarantees that would be required to be disclosed at December 31, 2002.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our results of operations, cash flows and financial condition.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The annual disclosure requirements of SFAS No. 148 are effective for us for December 31, 2002. The interim disclosure requirements are effective for the first quarter of 2003. We do not expect SFAS No. 148 to have a material effect on our results of operations, cash flows or financial condition.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We have never utilized such entities in the past and we expect the adoption of FIN 46 will have no effect on our results of operations, cash flows and financial condition.


OTHER MATTERS

      You should read Note 11 to the Consolidated Financial Statements for information pertaining to commitments and contingencies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Purchased steel in the form of hot-rolled coils and steel scrap represents the largest portion of our cost of goods sold. The price and availability of steel coils and scrap that we use in our manufacturing processes are highly competitive and volatile. Various factors, most of which are beyond our control, affect the supply and price of steel coils and scrap. Changes in steel coil and scrap costs have had and will continue to have a significant impact on our earnings.

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

      As of December 31, 2002, we were not engaged in any activities which would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates, foreign currency exchange rates or market commodity prices.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

           Consolidated Financial Statements
           ---------------------------------

            Report of Management................................................................................... 27
            Report of Independent Public Accountants............................................................... 28
            Consolidated Statements of Operations.................................................................. 30
            Consolidated Balance Sheets............................................................................ 31
            Consolidated Statements of Cash Flows.................................................................. 32
            Consolidated Statements of Common
                Shareholders' Equity............................................................................... 33
            Notes to Consolidated Financial Statements............................................................. 34

            Financial Statement Schedule
            ----------------------------

            Schedule II............................................................................................ 57

REPORT OF MANAGEMENT



      The accompanying consolidated financial statements have been prepared by the management of NS Group, Inc., in conformity with accounting principles generally accepted in the United States of America and, in the judgment of management, present fairly and consistently the Company's consolidated financial position and results of operations. These statements necessarily include amounts that are based on management's best estimates and judgments. The financial information contained elsewhere in this report is consistent with that contained in the consolidated financial statements.

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

      In connection with their annual audit, independent public accountants perform an examination in accordance with auditing standards generally accepted in the United States of America which includes a review of the system of internal accounting control and an expression of an opinion that the consolidated financial statements are fairly presented in all material respects.

      The board of directors, through its audit committee composed solely of independent non-employee directors, reviews the Company's financial reporting and accounting practices. The independent public accountants meet regularly with and have access to the audit committee, with or without management present, to discuss the results of their audit work.


/s/ RENE J. ROBICHAUD
Rene J. Robichaud
President and Chief Executive Officer

/s/ THOMAS J. DEPENBROCK
Thomas J. Depenbrock
Vice President, Treasurer and
Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF NS GROUP, INC.
Newport, Kentucky

      We have audited the accompanying consolidated balance sheet of NS Group, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, common shareholders' equity, and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule listed in the Index at Item 15 for the year ended December 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the 2002 consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2001, the three-month period ended December 31, 2000, and the year ended September 30, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph that stated that the schedule fairly stated in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole in their report dated February 5, 2002 (except for Note 17, as to which the date is March 15, 2002).

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2002 consolidated financial statement schedule, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/DELOITTE & TOUCHE LLP
Cincinnati, Ohio
February 7, 2003

      The following report is a copy of a previously issued Arthur Andersen LLP ("Andersen") report, and the report has not been reissued by Andersen. The Andersen report refers to the consolidated balance sheet as of September 30, 2000 and the consolidated statements of operations, common shareholders' equity and cash flows for the year ended September 25, 1999, which are no longer included in the accompanying financial statements.

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



Cincinnati, Ohio                                     /s/ARTHUR ANDERSEN LLP

February 5, 2002  (except for Note 17, as to which the date is March 15, 2002)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               THREE
                                                                                           MONTHS ENDED    YEAR ENDED
                                                             YEAR ENDED DECEMBER 31,       DECEMBER 31,   SEPTEMBER 30,
                                                             -----------------------       ------------    -----------
(In thousands, except per share amounts)                      2002             2001             2000          2000
=========================================================================================================================
NET SALES                                                 $192,408         $315,458          $73,357         $358,705
COST OF PRODUCTS SOLD                                      206,993          290,058           73,113          356,686
-------------------------------------------------------------------------------------------------------------------------
    Gross profit (loss)                                    (14,585)          25,400              244            2,019
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                17,509           19,982            5,204           20,585
RESTRUCTURING CHARGES                                        2,046           55,585               --               --
-------------------------------------------------------------------------------------------------------------------------

    Operating loss                                         (34,140)         (50,167)          (4,960)         (18,566)

INVESTMENT INCOME (LOSS)                                       737           (2,114)           1,169            3,147
INTEREST EXPENSE                                            (8,180)         (10,342)          (2,804)         (11,745)
OTHER INCOME, NET                                            1,410            2,788               56            2,526
-------------------------------------------------------------------------------------------------------------------------
    Loss from continuing operations
       before income taxes and extraordinary items         (40,173)         (59,835)          (6,539)         (24,638)
PROVISION (BENEFIT) FOR INCOME TAXES                          (858)          (3,917)          (2,474)            (590)
-------------------------------------------------------------------------------------------------------------------------
    Loss from continuing operations
      before extraordinary items                           (39,315)         (55,918)          (4,065)         (24,048)
INCOME FROM DISCONTINUED OPERATIONS,
    NET OF INCOME TAXES                                         --               --           10,955            1,149
-------------------------------------------------------------------------------------------------------------------------
    Income (loss) before extraordinary items               (39,315)         (55,918)           6,890          (22,899)
EXTRAORDINARY ITEMS, NET OF INCOME TAXES                      (615)             (59)             900               --
-------------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                     $(39,930)        $(55,977)          $7,790         $(22,899)
=========================================================================================================================

Other comprehensive income (loss), net of taxes:
    Net unrealized gain (loss) on investments                  514            5,416             (840)          (1,634)
-------------------------------------------------------------------------------------------------------------------------
    Comprehensive income (loss)                           $(39,416)        $(50,561)          $6,950         $(24,533)
=========================================================================================================================

PER COMMON SHARE - BASIC
    Loss from continuing operations                         $(1.90)          $(2.68)          $(0.19)          $(1.11)
    Income from discontinued operations                         --               --             0.52             0.05
    Extraordinary items, net of income taxes                 (0.03)              --             0.04               --
-------------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                       $(1.93)          $(2.68)           $0.37           $(1.06)
=========================================================================================================================

PER COMMON SHARE - DILUTED
    Loss from continuing operations                         $(1.90)          $(2.68)          $(0.19)          $(1.11)
    Income from discontinued operations                         --               --             0.51             0.05
    Extraordinary items, net of income taxes                 (0.03)              --             0.04               --
-------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                      $(1.93)          $(2.68)           $0.36           $(1.06)
=========================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                  20,647           20,889           21,243           21,651
     Diluted                                                20,647           20,889           21,620           21,651

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,
                                                                 --------------------------
(In thousands)                                                    2002             2001
===========================================================================================
ASSETS
-------------------------------------------------------------------------------------------
CURRENT ASSETS
    Cash and equivalents                                        $ 29,357         $ 74,856
    Accounts receivable, less allowances
       of $591 and $1,490, respectively                           12,653           23,161
    Inventories                                                   55,874           55,329
    Operating supplies and prepaids                               10,968           10,033
    Deferred income taxes                                            332            3,015
    Other current assets                                             782              132
-------------------------------------------------------------------------------------------
        Total current assets                                     109,966          166,526
-------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, NET                                51,651           60,196
LONG-TERM INVESTMENTS                                              3,848           16,833
-------------------------------------------------------------------------------------------
OTHER ASSETS                                                       5,416            5,482
-------------------------------------------------------------------------------------------
ASSETS HELD FOR SALE                                               9,413           11,447
-------------------------------------------------------------------------------------------
        Total assets                                            $180,294         $260,484
===========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------
CURRENT LIABILITIES
    Accounts payable                                            $  8,600         $ 14,303
    Accrued liabilities and other                                 20,162           19,205
    Accrued restructuring liabilities                              4,656            6,295
    Current portion of long-term debt                             33,555               33
-------------------------------------------------------------------------------------------
        Total current liabilities                                 66,973           39,836
-------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                       482           68,070
-------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                                332            3,203
-------------------------------------------------------------------------------------------
OTHER LONG-TERM LIABILITIES                                        8,124            5,713
-------------------------------------------------------------------------------------------

COMMON SHAREHOLDERS' EQUITY
    Common stock, no par value, 40,000 shares authorized         282,935          282,928
    Treasury stock, at cost                                      (35,572)         (35,578)
    Common stock options and warrants                                759              635
    Accumulated other comprehensive loss                            (328)            (842)
    Accumulated deficit                                         (143,411)        (103,481)
-------------------------------------------------------------------------------------------
        Common shareholders' equity                              104,383          143,662
-------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity            $180,294         $260,484
===========================================================================================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                        THREE
                                                                                                    MONTHS ENDED     YEAR ENDED
                                                                        YEAR ENDED DECEMBER 31,      DECEMBER 31,   SEPTEMBER 30,
                                                                        -----------------------      ------------   -------------
(In thousands)                                                            2002            2001           2000            2000
===================================================================================================================================
CASH FLOWS - OPERATING ACTIVITIES
     Net income (loss)                                                $(39,930)       $(55,977)        $ 7,790        $(22,899)
     Less: income from discontinued
        operations, net of income taxes                                     --              --          10,955           1,149
-----------------------------------------------------------------------------------------------------------------------------------
     Net loss from continuing operations                               (39,930)        (55,977)         (3,165)        (24,048)
     Adjustments to reconcile net loss to net
       cash flows provided (used) by operating activities:
         Depreciation and amortization                                  11,272          13,604           5,535          21,550
         Amortization of debt discount and
             finance costs                                               1,009           1,077             525           1,141
         Impairment loss on investments                                  1,000           4,718              --              --
         Restructuring charges, including asset impairment               2,046          42,820              --              --
         Extraordinary charges                                             615              59              --              --
         Loss on sales of securities                                        86             511              --           1,399
         Change in long-term deferred income taxes                      (2,871)         (2,360)         (2,426)         (1,461)
      Other, net                                                           662             308              (6)            (26)
      Changes in operating assets and liabilities:
         Accounts receivable, net                                       10,508          22,193          12,925         (23,052)
         Inventories                                                      (545)          3,155          10,382         (19,646)
         Other current assets                                              808           1,332             691           4,609
         Accounts payable                                               (5,703)            941         (22,118)         10,463
         Accrued liabilities                                               957          (9,789)            883           4,484
         Restructuring liabilities                                        (472)          6,295              --              --
-----------------------------------------------------------------------------------------------------------------------------------
               Net cash flows provided (used) by operating
                 activities                                            (20,558)         28,887           3,226         (24,587)
===================================================================================================================================

CASH FLOWS - INVESTING ACTIVITIES
     Purchases of property, plant and equipment                         (2,422)         (2,198)           (586)         (7,499)
     Proceeds from sales of assets held for sale                           834           2,144              --              --
     Proceeds from sales of equipment                                       --              --              --              95
     Proceeds from sale of subsidiary                                       --              --          26,532              --
     Purchases of available-for-sale securities                             --              --              --          (7,878)
     Maturities of available-for-sale securities                         2,844              --              --          22,739
     Sales of available-for-sale securities                              9,455           3,752             753          14,556
     Changes in other assets                                               135             475               7             310
-----------------------------------------------------------------------------------------------------------------------------------
               Net cash flows provided by investing
                 activities                                             10,846           4,173          26,706          22,323
===================================================================================================================================
CASH FLOWS - FINANCING ACTIVITIES
     Repayments of long-term debt                                      (35,033)           (962)         (5,049)           (146)
     Proceeds from issuance of common stock                                 11             328              43           2,142
     Purchase of treasury stock                                             --          (2,721)         (9,391)             --
     Payment of financing costs                                           (765)             --              --              --
-----------------------------------------------------------------------------------------------------------------------------------
               Net cash flows provided (used) by financing
                 activities                                            (35,787)         (3,355)        (14,397)          1,996
===================================================================================================================================

Cash provided (used) by discontinued operations                             --              --          (1,289)             68
Increase (decrease) in cash and equivalents                            (45,499)         29,705          14,246            (200)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                             74,856          45,151          30,905          31,105
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                                 $ 29,357        $ 74,856         $45,151        $ 30,905
===================================================================================================================================

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                         $  9,295        $  9,362         $     4        $ 10,095
     Cash recovered during the period for income taxes                $     50        $  1,326         $   634        $  2,187



See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

=================================================================================================================================
                                                                                           Accumulated
                                   Common Stock        Treasury Stock          Options        Other       Accumulated
                                ------------------   -------------------         and      Comprehensive     Earnings
(In thousands)                   Shares    Amount    Shares       Amount       Warrants   Income (Loss)     (Deficit)     Total
=================================================================================================================================
Balance, September 25, 1999     24,364    $280,051    2,917     $(23,676)         $896       $(3,784)      $(32,335)    $221,152

Net loss                                                                                                    (22,899)     (22,899)
Net unrealized loss on
  investments                                                                                 (1,634)                     (1,634)
Stock options plans                165       1,558                                  62                                     1,620
Exercise of common stock
   warrants                        250       1,098     (151)          32         (492)                          (32)         606
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000     24,779    $282,707    2,766     $(23,644)         $466       $(5,418)      $(55,266)    $198,845

Net income                                                                                                    7,790        7,790
Net unrealized loss on
  investments                                                                                   (840)                       (840)
Purchase of treasury stock                            1,092       (9,392)                                                 (9,392)
Stock options plans                  7          43        -            1            31                                        75
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000      24,786    $282,750    3,858     $(33,035)         $497       $(6,258)      $(47,476)    $196,478

Net loss                                                                                                    (55,977)     (55,977)
Net unrealized gain on
  investments                                                                                    187                         187
Reclassification of investment
    losses to income statement                                                                 5,229                       5,229
Purchase of treasury stock                              376       (2,721)                                                 (2,721)
Stock option plans                  73         178      (20)         178           138                          (28)         466
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001      24,859    $282,928    4,214     $(35,578)         $635       $  (842)     $(103,481)    $143,662

NET LOSS                                                                                                    (39,930)     (39,930)
NET UNREALIZED LOSS ON
  INVESTMENTS                                                                                   (552)                       (552)
RECLASSIFICATION OF INVESTMENT
    LOSSES TO INCOME STATEMENT                                                                 1,066                       1,066
STOCK OPTION PLANS                   1           7       (1)           6           124                                       137
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002      24,860    $282,935    4,213     $(35,572)         $759       $  (328)     $(143,411)    $104,383
=================================================================================================================================


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

      The consolidated financial statements of NS Group, Inc. have been restated to reflect the disposition of Imperial Adhesives, Inc. (Imperial) that was sold in October 2000. Accordingly, the revenues, cost and expenses and cash flows of Imperial have been excluded from the respective captions in the Consolidated Statements of Income and Consolidated Statements of Cash Flows, and have been reported as "Income from discontinued operations" and as "Cash provided (used) by discontinued operations". See Note 3 for additional information.

CHANGE IN FISCAL YEAR-END

      The Company's fiscal years prior to October 1, 2000 ended on the last Saturday of September. Thereafter, the Company changed its fiscal year-end to a calendar year ending on December 31. As a result of the fiscal year-end change, the period from October 1, 2000 through December 31, 2000 (the "Transition Period") preceded the start of the 2001 calendar year. The results previously reported for the fiscal year from September 26, 1999 through September 30, 2000, is referred to in these statements as "2000" or as the year ended in September 2000 and contained fifty-three weeks.

USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those recorded estimates.

CASH AND EQUIVALENTS

      Cash includes currency on hand and demand deposits with financial institutions. Cash equivalents consist primarily of money market mutual funds, commercial paper and U.S. treasury securities with an original term of three months or less.

LONG-TERM INVESTMENTS

      Long-term investments consist of corporate bonds and a retained equity investment in a former subsidiary of the Company that are classified as available for sale and carried at fair value, based on quoted market prices. Realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available for sale securities are included, net of tax, in accumulated other comprehensive income (loss) within common shareholders' equity until sold.

      All long-term investments are periodically reviewed to determine if declines in fair value below cost basis are other-than-temporary. Significant and sustained decreases in quoted market prices, a series of historic and projected operating losses by the investee or other factors are considered as part of the review. If the decline in fair value has been determined to be other-than-temporary, an impairment loss is recorded in investment income and the individual security is written down to a new cost basis. The Company recognized impairment losses of $1.0 million and $6.2 million in 2002 and 2001, respectively.

Other comprehensive income (loss), net of applicable income taxes, if any, consists of the following:


====================================================================================================================
                                                                                 Transition
(In thousands)                                 2002                2001            Period                  2000
--------------------------------------------------------------------------------------------------------------------
Net unrealized holding
  gains (losses) for the period              $(552)             $   187            $(840)               $(3,033)
Reclassification adjustment for
  impairment losses included in
  income, net of income taxes                  980                4,718               --                     --
Reclassification adjustment for
  losses realized in income                     86                  511               --                  1,399
--------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)            $ 514              $ 5,416            $(840)               $(1,634)
====================================================================================================================


INVENTORIES

      Inventories are stated at the lower of FIFO (first-in, first-out) cost or market, or the lower of average cost or market. The Company records a provision for excess and obsolete inventory whenever such an impairment has been identified. Inventory costs include labor, material and manufacturing overhead.

      Inventories at December 31, 2002 and 2001 consist of the following:

-------------------------------------------------------------------
(In thousands)                  2002            2001
-------------------------------------------------------------------
Raw materials                $20,108          $9,358
Finished and semi-
   finished products          35,766          45,971
-------------------------------------------------------------------
                             $55,874         $55,329
===================================================================



PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

      Property, plant and equipment are stated on a cost basis. Expenditures for additions, betterments and renewals are capitalized. Maintenance and repair expenditures, which do not improve or extend productive life, are expensed as incurred. For financial reporting purposes, plant and equipment are depreciated on a straight-line method over the estimated useful lives of the assets. Useful lives of the assets are 30 to 40 years for buildings and 5 to 12 years for machinery and equipment. The Company periodically reviews property, plant and equipment for indicators of potential impairment, which would be measured by comparing book value against the estimated undiscounted future cash flows. Any such impairment loss is included in the statement of operations. See Note 2 regarding asset write-downs and reclassifications as a result of the Company's restructuring initiatives in 2001.

      Property, plant and equipment at December 31, 2002 and 2001consist of the following:

-----------------------------------------------------------------------------
(In thousands)                    2002               2001
-----------------------------------------------------------------------------
Land and improvements         $     8,836        $    8,761
Buildings                          16,195            16,195
Machinery and equipment           171,418           167,749
Construction in progress            1,302             1,702
-----------------------------------------------------------------------------
                                  197,751           194,407
Accumulated depreciation         (146,100)         (134,211)
-----------------------------------------------------------------------------
                               $   51,651        $   60,196
=============================================================================


TREASURY STOCK

      The Company's repurchases of shares of common stock are recorded as treasury stock at cost and result in a reduction of common shareholders' equity. When treasury shares are reissued, the Company uses average cost to value treasury shares and any excess of average cost over reissuance price is treated as a reduction of retained earnings. The Company purchased 376,300 shares in the open market for $2.3 million in the year ended December 31, 2001. During the Transition Period, the Company purchased 1.1 million of its shares for $9.4 million. See Note 10 for additional information.

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

STOCK-BASED COMPENSATION

      As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock options granted during 2002, 2001 and 2000 were exercisable at prices equal to the fair market value of the Company's common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

      If the Company accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", net income (loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Transition
(In thousands, except per share amounts)                          2002              2001              Period           2000
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) as reported                                   $(39,930)         $(55,977)           $7,790         $(22,899)
Less:  Stock-based employee compensation
   expense determined under the fair value
   method for all awards, net of related tax effects              (3,034)           (3,687)             (954)          (2,635)
----------------------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                                     $(42,964)         $(59,664)           $6,836         $(25,534)
==================================================================================================================================

Earnings (loss) per share:
   Basic - as reported                                            $(1.93)           $(2.68)            $0.37           $(1.06)
   Diluted - as reported                                          $(1.93)           $(2.68)            $0.36           $(1.06)
   Basic - proforma                                               $(2.08)           $(2.86)            $0.33           $(1.18)
   Diluted - proforma                                             $(2.08)           $(2.86)            $0.32           $(1.18)



      The fair values of the granted options were determined using the Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively; no common stock dividends; expected volatility of 62%, 75% and 63%; risk-free interest rates of 4.7%, 5.1% and 6.7%; and expected life of 7 years, 7 years and 8 years. There were no stock option grants in the Transition Period.

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

EARNINGS (LOSS) PER SHARE

      Basic earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive equivalents, which, for the Company, includes stock options and warrants only. Because the Company reported net losses in 2002, 2001, and 2000, potentially dilutive securities of 2.2 million shares were not included in the computation of diluted earnings or loss per share for the periods because they would be antidilutive.

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

      Consequently, in the first quarter of 2001, the Company recorded $56.2 million of restructuring charges, including $43.4 million resulting primarily from asset impairment losses related to machinery, equipment and related spare parts inventories to be sold. The asset impairment loss was determined based upon an independent appraisal. The restructuring charges include a $0.6 million write-down of special bar quality finished goods inventories that was included in costs of products sold.

      In the fourth quarter of 2002, the Company recorded $2.0 million of additional restructuring charges related to the March 2001 restructuring. The charges included a $1.2 million impairment loss on the assets being held for sale and $0.8 million primarily related to an increase in the estimate of post-closure costs for the Company's closed landfill, net of employee separation accrual reversals. The impairment loss was based on an independent appraisal of the assets held for sale at December 31, 2002.

      Following is a summary of the accrued restructuring liabilities and activity through December 31, 2002:

----------------------------------------------------------------------------------
                                                      FACILITY
                              EMPLOYEE                 CLOSING
(In thousands)               SEPARATION               AND OTHER            TOTAL
----------------------------------------------------------------------------------
Initial reserves             $  4,941                   $7,824           $12,765
Cash payments                  (4,238)                  (2,232)           (6,470)
Accruals (reversals)             (548)                     548                --
----------------------------------------------------------------------------------
December 31, 2001            $    155                   $6,140            $6,295
----------------------------------------------------------------------------------
Cash payments                      (2)                    (470)             (472)
Accruals (reversals)             (153)                     999               846
----------------------------------------------------------------------------------
DECEMBER 31, 2002            $     --                   $6,669            $6,669
==================================================================================


      In 2001, the Company paid severance to the 205 hourly and 65 salaried employees whose positions were eliminated by the restructuring. The restructuring liabilities for facility closing and other costs consist primarily of estimated cancellation costs of operating contracts and environmental remediation costs. Payments for contract cancellation costs and environmental costs related to the landfill closure costs are expected to be paid during 2003. Accrued restructuring liabilities of $2.0 million, primarily related to post-closure costs of the Company's closed landfill, has been classified as Other Long-term Liabilities as the payments will be made over the next thirty years.

ASSETS HELD FOR SALE

      Assets of the closed operations, consisting of machinery and equipment, related raw materials, spare parts and supply inventories, are classified as Assets Held for Sale in the Company's consolidated balance sheet. The assets include the Company's best estimates of the amounts expected to be realized on the sale of the assets. While the estimates are based on an analysis of the facilities, including valuations by independent appraisers, there have been limited recent sales of comparable machinery and equipment to consider in preparing such valuations. The amounts the Company will ultimately realize could differ materially from the amounts assumed in calculating the impairment loss on the assets at December 31, 2002. The assets have and are being actively marketed by an outside broker. Through December 31, 2002, the Company had received $3.0 million in net proceeds from sales of these assets and the sale prices approximated the net book value of the assets sold.

NOTE 3: DISCONTINUED OPERATIONS

      On October 12, 2000, pursuant to a stock purchase agreement dated September 13, 2000, the Company sold its investment in its wholly-owned subsidiary, Imperial Adhesives, Inc. for $26.7 million in cash.

      The Company and the buyer entered into various agreements that provide, among other things, that the Company will indemnify the buyer for certain matters, including certain environmental contingencies. Accrued liabilities associated with these matters were $1.9 million at December 31, 2002 and 2001. See Note 11 for further discussion of environmental contingencies.

      Income from discontinued operations, net of income taxes consists of the following:

--------------------------------------------------------------------------
                                 Transition
(In thousands)                      Period           2000
--------------------------------------------------------------------------
Pre-tax income                       $115            $1,883
Provision for taxes                   (19)             (734)
--------------------------------------------------------------------------
Income from operations
   of Imperial, net of
   income taxes                        96             1,149
--------------------------------------------------------------------------
Gain on sale of Imperial           13,284                --
Provision for taxes                (2,425)               --
--------------------------------------------------------------------------
Gain on sale, net of
   income taxes                    10,859                --
--------------------------------------------------------------------------
Income from discontinued
   operations, net of
   income taxes                   $10,955            $1,149
==========================================================================

NOTE 4: BUSINESS SEGMENT INFORMATION

      The Company has historically reported its operations in two reportable segments. The Company's Energy Products Segment consists primarily of (i) welded and seamless tubular goods used primarily in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); and (ii) line pipe used in the transmission of oil, natural gas and other fluids. The Energy Products Segment reflects the aggregation of two business units which have similar products and services, manufacturing processes, customers and distribution channels and is consistent with both internal management reporting and resource and budgetary allocations. The Company's Industrial Products Segment consisted of Special Bar Quality (SBQ) products used primarily in the manufacture of heavy industrial equipment. As discussed in Note 2, the Company exited the SBQ business and as such, the assets of this segment at December 31, 2002 are classified as Assets Held for Sale.

      The Company evaluates performance and allocates resources on operating income before interest and income taxes. The accounting policies of the reportable segments are the same as those described in Note 1. Corporate assets are primarily cash, investments, and income tax assets. Corporate expenses are general and administrative overhead costs.

Concentrations

      The operations of the segments are conducted principally in the United States. The Company grants trade credit to customers, the most significant of which are distributors serving the oil and natural gas exploration and production industries which purchase tubular steel products from the Energy Products Segment. Sales to a customer of the Company's energy products accounted for approximately 17%, 16%, 18% and 14%, respectively, of total Energy Products segment sales for 2002, 2001, the Transition Period and 2000. Another customer of the Company's energy products accounted for 12% and 14% of total Energy Products segment sales for 2002 and 2001. The Company's welded tubular operations depends on three suppliers for its steel coils with one supplier accounting for the majority of its purchases. If the Company would suffer the loss of a significant customer or supplier, the effect could result in reduced sales or a delay in manufacturing and would adversely affect operating results.

 The following table sets forth selected financial information by reportable business segment for 2002, 2001, the Transition Period and 2000.

---------------------------------------------------------------------------------------------------------------------------------
                                                  ENERGY              INDUSTRIAL
(In thousands)                                    PRODUCTS              PRODUCTS          CORPORATE             TOTAL
---------------------------------------------------------------------------------------------------------------------------------
2002
---------------------------------------------------------------------------------------------------------------------------------
    NET SALES                                     $192,408             $      --          $      --           $192,408
    OPERATING INCOME (LOSS)                        (26,878)(1)                --             (7,262)           (34,140)(1)
     ASSETS                                        137,025                 1,127             42,142            180,294
     DEPRECIATION AND AMORTIZATION                  11,272                    --                 --             11,272
     CAPITAL EXPENDITURES                            2,422                    --                 --              2,422
---------------------------------------------------------------------------------------------------------------------------------
2001
---------------------------------------------------------------------------------------------------------------------------------
     Net sales                                    $305,609             $    9,849         $       --          $ 315,458
     Operating income (loss) (2)                   (28,300)              (12,769)            (9,098)           (50,167)
     Assets                                        162,295                 1,186             97,003            260,484
     Depreciation and amortization                  12,663                   941                 --             13,604
     Capital expenditures                            2,198                    --                 --              2,198
---------------------------------------------------------------------------------------------------------------------------------
Transition Period
---------------------------------------------------------------------------------------------------------------------------------
     Net sales                                     $67,503             $   5,854          $      --           $ 73,357
     Operating income (loss)                          (341)               (3,001)            (1,618)            (4,960)
     Assets                                        216,783                26,636             75,507            318,926
     Depreciation and amortization                   4,688                   847                 --              5,535
     Capital expenditures                              586                    --                 --                586
---------------------------------------------------------------------------------------------------------------------------------
2000
---------------------------------------------------------------------------------------------------------------------------------
     Net sales                                    $302,583             $  56,122          $      --           $358,705
     Operating income (loss)                        (5,527)               (6,645)            (6,394)           (18,566)
     Assets                                        240,250                30,895             74,192            345,337
     Depreciation and amortization                  18,294                 3,256                 --             21,550
     Capital expenditures                            7,243                   256                 --              7,499
---------------------------------------------------------------------------------------------------------------------------------

                                                                                          Transition
                                                    2002                  2001              Period              2000
---------------------------------------------------------------------------------------------------------------------------------
Energy Product Sales
      Welded tubular products                     $ 87,306             $ 143,540          $  29,800           $181,808
      Seamless tubular products                    105,102               162,069             37,703            120,775
---------------------------------------------------------------------------------------------------------------------------------
                                                  $192,408             $ 305,609          $  67,503           $302,583
=================================================================================================================================


(1)  Includes restructuring charges of $2.0 million.
(2) Includes restructuring charges of $45.3 million for Energy Products Segment, $9.7 million for Industrial Products Segment and $1.2 million for Corporate, for a total of $56.2 million.

NOTE 5:  ACCRUED LIABILITIES AND OTHER

      Accrued liabilities and other at December 31, 2002 and 2001 consist of the following:

----------------------------------------------------------------------------------------------------------------
      (In thousands)                                                      2002                 2001
----------------------------------------------------------------------------------------------------------------
      Accrued payroll and benefits                                     $  5,907             $  5,752
      Accrued interest                                                    2,089                4,260
      Deferred revenue                                                    2,663                3,088
      Accrued environmental remediation                                   2,081                1,969
      Workers' compensation                                               3,225                1,956
      Other                                                               4,197                2,180
----------------------------------------------------------------------------------------------------------------
                                                                       $ 20,162             $ 19,205
================================================================================================================


NOTE 6:  LONG-TERM INVESTMENTS

      At December 31, 2002 and 2001, the Company's long-term investments, which are all classified as available for sale, consist of the following:

---------------------------------------------------------------------------------------
                           AMORTIZED          GROSS UNREALIZED              MARKET
                                            ---------------------
(In thousands)               COST           GAINS          LOSSES            VALUE
---------------------------------------------------------------------------------------
2002
=======================================================================================
Corporate bonds           $ 4,475         $    --           $(627)        $  3,848

---------------------------------------------------------------------------------------
2001
---------------------------------------------------------------------------------------
Corporate bonds           $17,465         $   187           $(983)        $ 16,669
Equity securities            $400         $    --           $(236)        $    164



      At December 31, 2002, scheduled maturities of the Company's investments in long-term debt securities were as follows:

-------------------------------------------------------------------------------
                             AVERAGE YEAR   AMORTIZED          MARKET
      (In thousands)           END RATE      COST               VALUE
-------------------------------------------------------------------------------
      1 to 5 years               9.72%      $1,651              $1,500
      After five years           9.24%       2,824               2,348
-------------------------------------------------------------------------------
                                            $4,475              $3,848
-------------------------------------------------------------------------------


Gross realized gains and losses for 2002, 2001, Transition Period and 2000 were as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                             Transition
   (In thousands)                              2002            2001            Period                  2000
--------------------------------------------------------------------------------------------------------------------------
   Realized gains                              $328           $  69             $   -                 $   134
   Realized losses                             $414           $ 580             $   -                 $ 1,533
--------------------------------------------------------------------------------------------------------------------------


      In addition, see Note 1 - Long-term investments regarding the impairment losses on investments which the Company recognized in 2002 and 2001.

NOTE 7:  LONG-TERM DEBT AND CREDIT FACILITY

      Long-term debt of the Company at December 31, 2002 and 2001 consists of the following:

------------------------------------------------------------------------------------------------------------------
    (In thousands)                                                              2002              2001
------------------------------------------------------------------------------------------------------------------
     13.5% senior secured notes due July 15, 2003 (Notes), interest due semi-annually, secured by property, plant and equipment (net of unamortized discount of $247 and $1,214,
       respectively)                                                         $33,521           $67,554

     Other                                                                       516               549
------------------------------------------------------------------------------------------------------------------
                                                                              34,037            68,103
     Less current portion                                                    (33,555)              (33)
------------------------------------------------------------------------------------------------------------------
                                                                             $   482           $68,070
==================================================================================================================


      The Notes are unconditionally guaranteed in full, jointly and severally, by each of the Company's subsidiaries and are secured by substantially all of the Company's property, plant and equipment. The indenture relating to the Notes contains a number of restrictive covenants including, among other things, limitations on the ability of the Company to incur additional indebtedness; create liens; make certain restricted payments, including dividends; engage in certain transactions with affiliates; engage in sale and leaseback transactions; dispose of assets; issue or sell stock of its subsidiaries; enter into agreements that restrict the ability of its subsidiaries to pay dividends and make distributions; engage in mergers, consolidations and transfers of substantially all of the Company's assets; and make certain investments, loans and advances. The Notes may be redeemed at the option of the Company, at any time, in whole or in part, at par.

      On July 15, 2002, the Company completed an early redemption call for $35.0 million in principal of its Notes. The redemption was at par plus accrued interest and was funded from existing cash balances. An extraordinary charge of $0.6 million, or $0.03 per diluted share, was recorded in the third quarter of 2002, for the write-off of associated original discount and issue costs.

      In the first quarter 2001, the Company purchased $0.9 million in principal amount of its Notes in an open market transaction. In connection with the purchase of the Notes, the Company recorded an extraordinary charge of $0.1 million for the premium incurred and write-off of associated original discount and deferred finance charges. During the Transition Period, the Company purchased $5.0 million in principal amount of its Notes in open market transactions. In connection with the purchases, the Company recorded an extraordinary charge of $0.3 million, net of $0.1 million of applicable income tax benefit, or $0.02 per diluted share, for the premium incurred and write-off of associated original discount and deferred finance charges.

      The Company entered into a new five-year revolving credit facility in March 2002 that provides up to $50.0 million under a borrowing formula, which is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 0.50% to prime plus 1.25% with respect to domestic rate loans, and from the LIBOR rate plus 2.00% to LIBOR plus 2.75% with respect to LIBOR rate loans. The facility contains various representations and warranties and operating and other covenants. There are no financial covenants under the facility. At December 31, 2002, $4.8 million of letters of credit were issued against the credit line for workers compensation purposes. The facility is secured by a first priority lien on all inventories, accounts receivable and related intangibles of the Company. As of December 31, 2002, the Company had approximately $12.2 million in borrowing availability under the agreement, based on eligible receivable and inventory balances and net of outstanding letters of credit on such date.

      In July 2002, the Company filed a universal shelf registration statement with the SEC for the issuance and the sale from time to time to the public of up to $100 million in securities, including debt, preferred stock, common stock and warrants. The registration statement was declared effective by the SEC in September 2002. The Company may sell the securities in one or more separate offerings in amounts, at prices and on terms to be determined at the time of sale. No securities have been sold pursuant to the shelf registration. If and when the Company offers any securities under this registration statement, the Company will prepare and make available a prospectus supplement that includes the specific terms of the securities being offered.

      Maturities of long-term debt are $33.6 million at July 15, 2003 and $0.1 million for each of the next four years thereafter.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of financial instruments:

      Cash and equivalents and current portion of long-term debt -- The carrying amounts approximate fair value because of the short maturity of these instruments.

      Long-term investments -- The carrying amount is fair value which is based upon quoted market prices.

      Long-term debt -- The fair value of other long-term debt was estimated by calculating the present value of the remaining interest and principal payments on the debt to maturity. The present value computation uses a discount rate based upon current market rates.

      The carrying amount and fair value of the Company's financial instruments at December 31, 2002 and 2001 are as follows:

                                         2002                           2001
---------------------------------------------------------------------------------------
                              CARRYING         FAIR          CARRYING          FAIR
(In thousands)                 AMOUNT          VALUE          AMOUNT           VALUE
---------------------------------------------------------------------------------------
Cash and equivalents          $29,357         $29,357         $74,856         $74,856
Long-term investments           3,848           3,848          16,833          16,833
Current portion of
    long-term debt             33,555          33,555              33              33
Long-term debt                    482             326          68,070          70,946
=======================================================================================


NOTE 9:  PREFERRED STOCK

      The Company's authorized stock includes two million shares of Class A Preferred Stock, issuable in one or more series. The rights, preferences, privileges and restrictions of any series of Class A Preferred Stock, the number of shares constituting any such series and the designation thereof, are subject to determination by the Board of Directors.

      One million shares of the Class A Preferred Stock have been designated as Series B Junior Participating Preferred Stock, par value $10 per share, in connection with a Shareholder Rights Plan (Plan) adopted in November 1998. Pursuant to the Plan, one Preferred Stock Purchase Right (Right) is attached to each outstanding share of common stock of the Company.

      The Plan includes provisions which are intended to protect shareholders against certain unfair and abusive takeover attempts by anyone acquiring or tendering for 20% or more of the Company's common stock. The Company may redeem the Rights for one-half cent per Right at any time before a 20% position has been acquired. The Rights expire in November 2008.


NOTE 10: STOCK OPTIONS AND WARRANTS

      The Company has various stock option plans under which the Company may grant incentive and non-qualified stock options and stock appreciation rights to purchase shares of the Company's common stock. All incentive stock options were granted at fair market value on the date of grant. Incentive stock options generally become exercisable beginning one to three years after the grant date and expire after ten years.

      Non-qualified stock options become exercisable according to a vesting schedule determined at the grant date and expire no later than ten years after grant. Non-qualified stock option grants were granted at exercise prices approximating the market price on the date of grant. A summary of transactions in the plans follows:


---------------------------------------------------------------------------------------------------------------------------------

                                       2002                   2001               Transition Period              2000
---------------------------------------------------------------------------------------------------------------------------------
                                          AVERAGE                   Average                 Average                 Average
                                          EXERCISE                  Exercise                Exercise                Exercise
                               SHARES       PRICE       Shares       Price       Shares      Price      Shares        Price
---------------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of
  period                      1,883,819     $11.75    2,005,021      $11.89    2,061,609   $ 11.89    1,750,629      $  9.41
       Granted                  182,000       8.24      206,250        8.30            -         -      695,100        17.45
       Expired                 (256,739)     15.85     (146,878)      15.18      (49,278)    10.42     (188,730)       14.28
       Exercised                 (1,790)      6.25     (180,574)       7.28       (7,310)     6.15     (195,390)        7.01
---------------------------------------------------------------------------------------------------------------------------------

Outstanding, end of period    1,807,290     $10.82    1,883,819      $11.75    2,005,021    $11.89    2,061,609       $11.89
---------------------------------------------------------------------------------------------------------------------------------

Exercisable, end of period    1,106,247     $10.91      670,582      $ 9.01      516,166   $  7.04      537,474      $  7.17
---------------------------------------------------------------------------------------------------------------------------------

Available for grant             646,745                 572,006                  631,378                582,100
---------------------------------------------------------------------------------------------------------------------------------

Weighted average fair value
   of options granted                       $ 5.34                   $ 6.18                $     -                    $12.00
---------------------------------------------------------------------------------------------------------------------------------


      A summary of information about stock options outstanding at December 31, 2002 follows:



------------------------------------------------------------------------------------------------------
                              OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
------------------------------------------------------------------------------------------------------
                                              AVERAGE           AVERAGE                     AVERAGE
          RANGE OF                            EXERCISE         REMAINING                    EXERCISE
       EXERCISE PRICES        SHARES           PRICE              LIFE        SHARES         PRICE
------------------------------------------------------------------------------------------------------
      $ 2.63  -   $  7.30    725,124         $  6.66              5.5         501,657       $  6.40
      $ 7.77  -    $16.63    697,016           11.37              7.0         310,978         11.83
      $17.63  -    $19.09    385,150           17.64              7.4         293,612         17.64
------------------------------------------------------------------------------------------------------
                           1,807,290          $10.82              6.5       1,106,247       $ 10.91
======================================================================================================


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

      At December 31, 2002, the Company had common stock warrants outstanding, exercisable for approximately 187,000 shares of the Company's common stock at a price of $4.00 per share. The warrants expire July 15, 2003. In the third quarter of 2000, warrants exercisable at a price of $8.00 per share for 272,481 common shares of the Company were exercised on a cashless basis resulting in the issuance of 151,125 treasury shares.

NOTE 11: COMMITMENTS AND CONTINGENCIES

      The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental matters, workers' compensation, health care and product liability coverages (each of which is self-insured to certain levels), as well as commercial and other matters. The Company accrues for the cost of such matters when the incurrence of such costs is probable and can be reasonably estimated. Based upon its evaluation of available information, management does not believe that any such matters will have, individually or in the aggregate, a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

      In March 2001, in connection with its restructuring, Newport closed its electric arc furnace operation and as such, ceased using oxygen and argon that was provided under a supply agreement with Air Products and Chemicals, Inc. ("Air Products"). On December 31, 2001, Air Products filed a civil action against Newport and NS Group, Inc. in the United States District Court for the Eastern District of Pennsylvania, Civil Action No. 01-7227, seeking damages for breach of contract. On August 5, 2002, the action against NS Group, Inc. was dismissed without prejudice; however, the action against Newport is still pending. Based on current information, the Company believes that the resolution of this matter will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

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

      In October 2002, the United States Environmental Protection Agency (EPA) issued a Notice of Violation (NOV) to Newport for certain alleged violations dating from 1998 to April 2000 of its Clean Air Act emission permit for Newport's electric arc furnace that was installed in 1999 and shuttered in early 2001. The NOV alleges that the permit issued to Newport in June 1998 was based upon an incorrect analysis as to potential emissions, and thus represented a violation of the Clean Air Act. In November 2002, the United States Department of Justice notified Newport that it was preparing to file a civil action in the United States District Court for the Eastern District of Kentucky for the alleged Clean Air Act violations set forth in the October 2002 NOV and for certain alleged violations of the Clean Water Act and RCRA at Newport. The EPA has invited Newport to propose a good faith settlement offer for resolving the claims. Newport believes that it has defenses against these allegations and intends to pursue resolution with the EPA. The Company believes resolution of these claims will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, there can be no assurance that the Company will reach a settlement with the EPA and the Department of Justice.

      The Company has a hazardous waste landfill on its property in Wilder, Kentucky, which it no longer utilizes. In connection with the March 2001 restructuring actions, in which the Company closed Newport's melt shop and hot strip mill operations, the Company accrued the estimated costs for closure and post-closure care of the landfill. These costs were included in restructuring charges in the first quarter of 2001. The Company received final approval of its closure/post-closure plan from the Kentucky Division of Waste Management in December 2002. As a result, the Company increased its estimate of post-closure costs by $1.0 million and they are included in restructuring charges for the fourth quarter of 2002. The Company expects closure of the landfill will be completed by the end of 2003.

      In late 2001, the U.S. Environmental Protection Agency (EPA) designated Imperial Adhesives, Inc., a former subsidiary of the Company, as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by an independent operator. A preliminary study of the site is in its early stages. Consequently, it is too early to determine the Company's liability exposure. The Company believes, however, that the reasonably foreseeable resolution of this matter will not have a material adverse effect on our consolidated financial statements.

      The estimated costs associated with radioactive substances accidentally melted at the Company's welded tubular facility were recorded as extraordinary items in 1993. Such estimates had been adjusted periodically to reflect the most current information. During the quarter ended December 31, 2000, the Company received final regulatory notice of clean closure and no further costs are anticipated. Therefore, the Company removed the remaining accrual for these costs in the Transition Period and recorded an extraordinary credit of $1.2 million, net of income taxes of $0.3 million, or $0.06 per diluted share.

      At December 31, 2002 and 2001, the Company has accrued for environmental remediation obligations $5.2 million and $4.3 million, respectively. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

      The Company has change of control severance agreements with certain of its key employees. The agreements contain provisions that would entitle each participant to receive an amount ranging from two to three times the participant's base salary plus two to three times the participant's five year average bonus, and continuation of certain benefits, if there is a change of control of the Company (as defined) and a termination of employment. In addition, concurrent with a change of control of the Company, amounts that are sufficient to pay the benefits due under the deferred compensation agreements and SCAs, would be required to be funded by the Company.

NOTE 12: EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

      The Company has established various profit sharing plans at the operating companies which are based on the earnings of the respective companies. Generally, the plans require mandatory contributions at a specified percentage of pretax profits (with certain guaranteed minimums based on hours worked) for the bargaining unit employees, and discretionary contributions for salaried employees. The Company also has defined contribution plans covering substantially all of its employees. The expense of these plans were $0.7 million, $0.8 million, $0.2 million and $0.8 million for 2002, 2001, the Transition Period and 2000, respectively.

Deferred Compensation Agreements

      Certain retirees employees of the Company have individual deferred compensation agreements that provide for monthly payments that will be paid for life, with payments for a minimum of ten years. The net present value of the benefits expected to be provided to the employee under the agreements were accrued over the period of the employee's active employment from the time the contract was signed to the employee's retirement date using a discount rate of eleven percent which approximates the Company's incremental borrowing rate. As of December 31, 2002 and 2001, the Company had accrued liabilities for benefits payable under these agreements of $5.1 million and $5.3 million, respectively, and recorded expense of $0.6 million, $0.6 million, $0.2 million and $1.9 million for these agreements in 2002, 2001, the Transition Period and 2000, respectively.

Salary Continuation Agreements and Postretirement Heath Benefits

      The Company and certain active senior managers have entered into Salary Continuation Agreements (SCA). The SCA provides for monthly payments that begin at the employee's retirement date and are calculated as a percentage of the employee's salary and will be paid for life, with a minimum of ten years. The projected unit credit cost method is used for determining the cost of these agreements for financial reporting purposes. The benefits do not vest until retirement.

      Retirees who are receiving payments under their deferred compensation agreement and the employees who have an SCA, are also eligible to receive postretirement health care benefits from their retirement date until age 65.

      SCA and postretirement health expense and other information as of and for the year ended December 31, 2001 and prior was determined by the Company not to be material. SCA and post-retirement benefit costs for 2002 are as follows:

-------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                       SCA                      HEALTH
-------------------------------------------------------------------------------------------------------------------------
Service cost (benefits earned during the period)                                    $  34                        $10
Interest cost on projected benefit obligation                                          82                         24
Amortization of:
  Transition obligation                                                                 -                         28
  Net loss                                                                            212                          -
-------------------------------------------------------------------------------------------------------------------------
Actuarial expense for 2002                                                          $ 328                        $62
=========================================================================================================================


      Reconciliation of the beginning and ending balances of the SCA and post-retirement health plans funded status were:

=========================================================================================================================
(In thousands)                                                                     SCA                        HEALTH
-------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at January 1, 2002                                         $     747                    $  364
    Service cost                                                                       34                        10
    Interest cost                                                                      82                        24
    Actuarial loss                                                                    835                        15
    Benefits paid                                                                       -                       (47)
-------------------------------------------------------------------------------------------------------------------------
    Benefit obligation at December 31, 2002                                     $    1,698                   $  366
-------------------------------------------------------------------------------------------------------------------------

Reconciliation to balance sheet:
  Funded (unfunded) status                                                      $   (1,698)                  $ (366)
  Unrecognized transition obligation                                                     -                      336
  Unrecognized net loss                                                                 96                       15
-------------------------------------------------------------------------------------------------------------------------
    Net liability recognized at December 31, 2002                               $   (1,602)                  $  (15)
=========================================================================================================================


      The projected benefit obligations of both the SCAand post-retirement health plans were discounted using a discount rate of 6.75%. The SCA calculations assumed a 3.0% compensation growth rate.

      The assumed health care cost trend rate used to measure the postretirement health benefit obligation at December 31, 2002, was 10.0% and is assumed to decrease gradually to 8.0% by the year 2007. In addition, a one-percentage point change in assumed health care cost trend rates would have the following effect on the postretirement costs and obligation:

-------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                    1% Increase               1% Decrease
-------------------------------------------------------------------------------------------------------------------------
2002 service and interest costs                                                     $  38                      $  32

Postretirement benefit obligation
  at December 31, 2002                                                              $ 388                      $ 347
-------------------------------------------------------------------------------------------------------------------------


      In addition, concurrent with a change of control of the Company, amounts that are sufficient to pay the benefits under the deferred compensation agreements and SCAs, would be required to be funded by the Company.

NOTE 13:  INCOME TAXES

      The provision (benefit) for income taxes, including $2.4 million and $0.7 million allocated to discontinued operations in the Transition Period and 2000, respectively, and $0.2 million allocated to extraordinary items in the Transition Period consists of the following:

--------------------------------------------------------------------------------------------------------------
                                                                               Transition
(In thousands)                                     2002             2001        Period         2000
--------------------------------------------------------------------------------------------------------------
Current                                        $     (670)     $       -         $ 174         $ 658
--------------------------------------------------------------------------------------------------------------
Deferred                                             (188)        (3,917)           (1)         (514)
--------------------------------------------------------------------------------------------------------------
Provision (benefit) for
   income taxes                                $     (858)     $  (3,917)        $ 173         $ 144
--------------------------------------------------------------------------------------------------------------


      The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss), including extraordinary items and discontinued operations, before income taxes for the following reasons:

---------------------------------------------------------------------------------------------------------
                                                                         Transition
(In thousands)                                  2002         2001          Period            2000
---------------------------------------------------------------------------------------------------------
Income tax provision (benefit)
  at statutory tax rate of 35%               $(14,075)     $(20,963)       $2,786              $(7,964)
Change in taxes resulting from:
   State income taxes, net of
      federal effect                           (1,286)       (1,947)          398               (1,158)
   Change in valuation allowance               15,057        17,010        (2,550)              10,773
   Rate differential on reclassification
     of other comprehensive income                 --           899            --                   --
   Other, net                                    (554)        1,084          (461)              (1,507)
---------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes         $   (858)    $  (3,917)       $  173              $   144
=========================================================================================================


      The following represents the components of deferred tax liabilities and assets at December 31, 2002 and 2001:

-------------------------------------------------------------------------------
(In thousands)                                  2002          2001
-------------------------------------------------------------------------------
Deferred tax liabilities:
     Property, plant and equipment           $  1,368       $ 2,618
-------------------------------------------------------------------------------
Deferred tax assets:
     Reserves and accruals                     10,195         9,500
     Net operating tax loss carryforward       46,757        32,214
     Alternative minimum tax and other
       tax credit carryforwards                 2,707         3,370
     Unrealized loss on investments             2,076         1,722
     Other items                                   --           934
-------------------------------------------------------------------------------
                                               61,735        47,740
     Valuation allowance                      (60,367)      (45,310)
-------------------------------------------------------------------------------
         Net deferred tax assets                1,368         2,430
-------------------------------------------------------------------------------
Net deferred tax liability                   $     --       $   188
===============================================================================


      For federal income tax purposes, the Company has alternative minimum tax credit carryforwards of approximately $2.6 million, which are not limited by expiration dates, and net operating tax loss carryforwards of approximately $122.2 million, which expire beginning in 2008. The Company has recorded deferred tax assets related to these carryforwards, net of a deferred tax asset valuation allowance. In estimating the amount of the valuation allowance required, the Company has considered future taxable income related to the reversal of temporary differences in the tax financial reporting basis of assets and liabilities.

NOTE 14:  RELATED PARTY TRANSACTIONS

      A director of the Company who resigned in July 2000 has a controlling interest in a company which purchases secondary and limited service tubular products from Newport. Sales to this customer were $16.9 million in 2000.

NOTE 15:  QUARTERLY FINANCIAL DATA (UNAUDITED)

      Quarterly results of operations for the years ended December 31, 2002 and 2001 were as follows:

------------------------------------------------------------------------------------------------------------------

(In thousands, except per share amounts)          FIRST             SECOND         THIRD                FOURTH
2002                                             QUARTER           QUARTER        QUARTER               QUARTER
------------------------------------------------------------------------------------------------------------------
Net sales                                        $38,848          $54,851        $57,297                $41,412
Gross profit (loss)                               (8,233)           2,253           (318)                (8,287)
Loss before extraordinary items                  (14,307)          (3,919)        (6,843)               (14,246)
Net loss                                         (14,307)          (3,919)        (7,458)               (14,246)

Net loss per common share
   before extraordinary items
      Basic and diluted                            (0.69)           (0.19)         (0.33)                 (0.69)
Net loss per common share
      Basic and diluted                            (0.69)           (0.19)         (0.36)                 (0.69)


------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)          First            Second          Third                Fourth
2001                                              Quarter         Quarter        Quarter                Quarter
------------------------------------------------------------------------------------------------------------------
Net sales                                        $82,114         $102,727        $78,908                $51,709
Gross profit (loss)                                7,397           15,459          5,056                 (2,512)
Income (loss) before extraordinary items         (54,398)           8,895           (441)                (9,974)
Net income (loss)                                (54,457)           8,895           (441)                (9,974)

Net income (loss) per common share
   before extraordinary items
      Basic                                        (2.60)            0.42          (0.02)                 (0.48)
      Diluted                                      (2.60)            0.41          (0.02)                 (0.48)
Net income (loss) per common share
      Basic                                        (2.60)            0.42          (0.02)                 (0.48)
      Diluted                                      (2.60)            0.41          (0.02)                 (0.48)
------------------------------------------------------------------------------------------------------------------


      Reference is made to Note 1: Summary of Significant Accounting Policies
- Long-term Investments, regarding impairment losses of $6.2 million in the fourth quarter of 2001. Also see Note 2: Restructuring Charges, regarding restructuring charges of $2.0 million in the fourth quarter of 2002 and $56.2 million in the first quarter of 2001. Reference is also made to Note 7:
Long-term Debt and Credit Facility, and Note 11: Commitments and Contingencies for a discussion of extraordinary items in the third quarter of 2002 and the first quarter of 2001.

NOTE 16: SUPPLEMENTARY INFORMATION CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

      The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (a) NSGroup, Inc. (Parent), reflecting investments in its consolidated subsidiaries under the equity method of accounting, (b) the guarantor subsidiaries of the Parent and
(c) the eliminations necessary to arrive at the information for the Parent on a consolidated basis. Income tax expense (benefit) is allocated among the consolidating entities based upon taxable income (loss) within the companies. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of NS Group. All significant intercompany accounts and transactions have been eliminated.

                        NS Group, Inc. and Subsidiaries
                      Condensed Consolidating Balance Sheet
                                December 31, 2002


==========================================================================================================
                                                      GUARANTOR
(In thousands)                         PARENT       SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
----------------------------------------------------------------------------------------------------------
Cash and equivalents                  $  29,307       $     50      $      --       $ 29,357
Accounts receivable, net                    208         12,445             --         12,653
Inventories                                  --         55,874             --         55,874
Other current assets                      2,647          9,435             --         12,082
----------------------------------------------------------------------------------------------------------
       Total current assets              32,162         77,804             --        109,966

Property, plant & equipment, net             --         51,651             --         51,651
Long-term investments                     3,848             --             --          3,848
Investment in subsidiaries              (91,054)            --         91,054             --
Intercompany, net                       202,658             --       (202,658)            --
Other assets                              2,750          2,666             --          5,416
Assets held for sale                         --          9,413             --          9,413
----------------------------------------------------------------------------------------------------------
       Total assets                    $150,364       $141,534      $(111,604)      $180,294
==========================================================================================================

Accounts payable                      $      --         $8,600      $      --         $8,600
Accrued liabilities and other             6,017         14,145             --         20,162
Accrued restructuring liabilities            --          4,656             --          4,656
Current portion of long-term debt        33,521             34             --         33,555
----------------------------------------------------------------------------------------------------------
       Total current liabilities         39,538         27,435             --         66,973
Long-term debt                               --            482             --            482
Intercompany, net                            --        202,658       (202,658)            --
Deferred income taxes                       332             --             --            332
Other long-term liabilities               6,111          2,013             --          8,124
Common shareholders' equity             104,383        (91,054)        91,054        104,383
----------------------------------------------------------------------------------------------------------
       Total liabilities and
         shareholders' equity         $ 150,364       $141,534      $(111,604)      $180,294
==========================================================================================================

                        NS Group, Inc. and Subsidiaries
                 Unaudited Condensed Consolidating Balance Sheet
                                December 31, 2001

=================================================================================================
                                                     GUARANTOR
(In thousands)                           PARENT     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
-------------------------------------------------------------------------------------------------
Cash and equivalents                    $72,206         $2,650      $      --        $74,856
Accounts receivable, net                    655         22,506             --         23,161
Inventories                                  --         55,329             --         55,329
Other current assets                      4,696          8,484             --         13,180
-------------------------------------------------------------------------------------------------
       Total current assets              77,557         88,969             --        166,526

Property, plant & equipment, net             --         60,196             --         60,196
Long-term investments                    16,669            164             --         16,833
Investment in subsidiaries              (60,247)            --         60,247             --
Intercompany, net                       191,363             --       (191,363)            --
Other assets                              2,777          2,705             --          5,482
Assets held for sale                         --         11,447             --         11,447
-------------------------------------------------------------------------------------------------
       Total assets                    $228,119       $163,481      $(131,116)      $260,484
=================================================================================================

Accounts payable                           $265        $14,038      $      --        $14,303
Accrued liabilities and other             7,722         11,483             --         19,205
Accrued restructuring liabilities            --          6,295             --          6,295
Current portion of long-term debt            --             33             --             33
-------------------------------------------------------------------------------------------------
       Total current liabilities          7,987         31,849             --         39,836
Long-term debt                           67,554            516             --         68,070
Intercompany, net                            --        191,363       (191,363)            --
Deferred income taxes                     3,203             --             --          3,203
Other long-term liabilities               5,713             --             --          5,713
Common shareholders' equity             143,662        (60,247)        60,247        143,662
-------------------------------------------------------------------------------------------------
       Total liabilities and
         shareholders' equity          $228,119       $163,481      $(131,116)      $260,484
=================================================================================================

                        NS Group, Inc. and Subsidiaries
                Condensed Consolidating Statements of Operations


For the year ending December 31, 2002

-------------------------------------------------------------------------------------------------------
                                                            GUARANTOR
(In thousands)                                 PARENT      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
-------------------------------------------------------------------------------------------------------
Net sales                                    $      --       $192,408      $      --      $192,408
Cost of products sold                               --        206,993             --       206,993
Selling, general and administrative                 --         17,509             --        17,509
Restructuring charges                               --          2,046             --         2,046
-------------------------------------------------------------------------------------------------------
Operating loss                                      --        (34,140)            --       (34,140)
Equity in earnings of subsidiaries             (31,152)            --         31,152            --
Investment income (loss)                         1,007           (270)            --           737
Interest expense                                (8,169)           (11)            --        (8,180)
Intercompany interest, net                      14,189        (14,189)            --            --
Other income, net                                  511            899             --         1,410
-------------------------------------------------------------------------------------------------------
Loss before extraordinary charges
    and income taxes                           (23,614)       (47,711)        31,152       (40,173)
Provision (benefit) for income taxes            15,701        (16,559)            --          (858)
-------------------------------------------------------------------------------------------------------
Loss before extraordinary items                (39,315)       (31,152)        31,152       (39,315)
Extraordinary charges, net of income tax          (615)            --             --          (615)
-------------------------------------------------------------------------------------------------------
Net income (loss)                             $(39,930)      $(31,152)       $31,152      $(39,930)
=======================================================================================================


For the year ending December 31, 2001 (Unaudited)

----------------------------------------------------------------------------------------------------------
                                                            GUARANTOR
(In thousands)                                 PARENT      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
----------------------------------------------------------------------------------------------------------
Net sales                                    $      --       $315,458      $      --      $315,458
Cost of products sold                               --        290,058             --       290,058
Selling, general and administrative                 --         19,982             --        19,982
Restructuring charges                            1,201         54,384             --        55,585
----------------------------------------------------------------------------------------------------------
Operating income (loss)                         (1,201)       (48,966)            --       (50,167)
Equity in earnings of subsidiaries             (45,604)            --         45,604            --
Investment income (loss)                         2,156         (4,270)            --        (2,114)
Interest expense                               (10,330)           (12)            --       (10,342)
Intercompany interest, net                      18,554        (18,554)            --            --
Other income, net                                  414          2,374             --         2,788
----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes              (36,011)       (69,428)        45,604       (59,835)
Provision (benefit) for income taxes            19,907        (23,824)            --        (3,917)
----------------------------------------------------------------------------------------------------------
Income (loss) before extra-
     ordinary charges                          (55,918)       (45,604)        45,604       (55,918)
Extraordinary charges, net of income tax           (59)            --             --           (59)
----------------------------------------------------------------------------------------------------------
Net income (loss)                             $(55,977)      $(45,604)       $45,604      $(55,977)
==========================================================================================================

                        NS Group, Inc. and Subsidiaries
           Unaudited Condensed Consolidating Statements of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2000

---------------------------------------------------------------------------------------------------------------------------------
                                                                  GUARANTOR
(In thousands)                                    PARENT         SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                        $     --           $73,357          $     --          $73,357
Cost of products sold                                  --            73,113                --           73,113
Selling, general and administrative                   310             4,894                --            5,204
---------------------------------------------------------------------------------------------------------------------------------
Operating loss                                       (310)           (4,650)               --           (4,960)
Equity in earnings of subsidiaries                 (5,666)               --             5,666               --
Investment income                                   1,149                20                --            1,169
Interest expense                                   (2,800)               (4)               --           (2,804)
Intercompany interest, net                          5,367            (5,367)               --               --
Other income, net                                      --                56                --               56
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
    before income taxes and
    extraordinary items                            (2,260)           (9,945)            5,666           (6,539)
Provision (benefit) for income taxes                  483            (2,957)               --           (2,474)
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
    before extraordinary items                     (2,743)           (6,988)            5,666           (4,065)
Income from discontinued
     operations, net of income taxes               10,858                97                --           10,955
---------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary items                   8,115            (6,891)            5,666            6,890
Extraordinary items, net of income tax               (325)            1,225                --              900
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $7,790           $(5,666)           $5,666           $7,790
=================================================================================================================================


FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

-------------------------------------------------------------------------------------------------------------------------------
                                                                   GUARANTOR
(In thousands)                                     PARENT         SUBSIDIARIES        ELIMINATIONS      CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                        $      --           $358,705          $      --          $358,705
Cost of products sold                                   --            356,686                 --           356,686
Selling, general and administrative                     --             20,585                 --            20,585
-------------------------------------------------------------------------------------------------------------------------------
Operating loss                                          --            (18,566)                --           (18,566)
Equity in earnings of subsidiaries                 (21,774)                --             21,774                --
Investment income                                    3,027                120                 --             3,147
Interest expense                                   (11,728)               (17)                --           (11,745)
Intercompany interest, net                          19,056            (19,056)                --                --
Other income, net                                      193              2,333                 --             2,526
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
    before income taxes                            (11,226)           (35,186)            21,774           (24,638)
Provision (benefit) for income taxes                11,673            (12,263)                --              (590)
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations           (22,899)           (22,923)            21,774           (24,048)
Income from discontinued operations                     --              1,149                 --             1,149
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                 $(22,899)          $(21,774)           $21,774          $(22,899)
===============================================================================================================================

                        NS Group, Inc. and Subsidiaries
                Condensed Consolidating Statements of Cash Flows

FOR THE YEAR ENDED DECEMBER 31, 2002

===============================================================================================================================
                                                                           GUARANTOR
(In thousands)                                              PARENT        SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------------
Net Cash from Operating Activities                         $(19,579)           $ (979)         $     --         $(20,558)
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
     Purchases of property, plant & equipment                    --            (2,422)               --           (2,422)
     Proceeds from assets held for sale                          --               834                --              834
     Maturities of available-for-sale securities              2,844                --                --            2,844
     Sales of available-for-sale securities                   9,455                --                --            9,455
     Changes in other assets                                    135                --                --              135
-------------------------------------------------------------------------------------------------------------------------------
        Net cash from investing activities                   12,434            (1,588)               --           10,846
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Repayments of long-term debt                           (35,000)              (33)               --          (35,033)
     Proceeds from issuance of common stock                      11                --                --               11
     Payments of financing costs                               (765)               --                --             (765)
-------------------------------------------------------------------------------------------------------------------------------
        Net cash from financing activities                  (35,754)              (33)               --          (35,787)
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents             (42,899)           (2,600)               --          (45,499)
Cash and equivalents - beginning of period                   72,206             2,650                --           74,856
-------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents - end of period                       $ 29,307            $   50          $     --         $ 29,357
===============================================================================================================================
Supplemental disclosure of cash flows information:
Cash paid (recovered) during the period for:
    Interest                                               $  9,284            $   11          $     --         $  9,295
    Income taxes                                           $    (50)           $   --          $     --         $    (50)




FOR THE YEAR ENDED DECEMBER 31, 2001 (UNAUDITED)

===============================================================================================================================
                                                                           GUARANTOR
(In thousands)                                              PARENT        SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------------
Net Cash from Operating Activities                         $ 29,194            $ (307)         $     --          $28,887
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
     Purchases of property, plant & equipment                    --            (2,198)               --           (2,198)
     Proceeds from sales of assets held for sale                 --             2,144                --            2,144
     Sales of available-for-sale securities                   3,752                --                --            3,752
     Change in other assets                                      --               475                --              475
-------------------------------------------------------------------------------------------------------------------------------
        Net cash from investing activities                    3,752               421                --            4,173
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Repayments of long-term debt                              (890)              (72)               --             (962)
     Proceeds from issuance of common stock                     328                --                --              328
     Purchases of treasury stock                             (2,721)               --                --           (2,721)
-------------------------------------------------------------------------------------------------------------------------------
        Net cash from financing activities                   (3,283)              (72)               --           (3,355)
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents              29,663                42                --           29,705
Cash and equivalents - beginning of period                   43,832             1,319                --           45,151
-------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents - end of period                       $ 72,206            $2,650           $    --          $74,856
===============================================================================================================================
Supplemental disclosure of cash flows information:
Cash paid (recovered) during the period for:
    Interest                                               $  9,350            $   12           $    --          $ 9,362
    Income taxes                                           $ (1,326)           $   --           $    --          $(1,326)

                        NS Group, Inc. and Subsidiaries
           Unaudited Condensed Consolidating Statements of Cash Flows

FOR THE THREE MONTHS ENDED DECEMBER 31, 2000

================================================================================================================================
                                                                               GUARANTOR
(In thousands)                                                 PARENT         SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------------
Net Cash from Operating Activities                             $ 2,403          $    823          $     --           $ 3,226
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
     Purchases of property, plant & equipment                       --              (586)               --              (586)
     Proceeds from sale of subsidiary                           26,532                --                --            26,532
     Sales of available-for-sale securities                        753                --                --               753
     Change in other assets                                          7                --                --                 7
--------------------------------------------------------------------------------------------------------------------------------
        Net cash from investing activities                      27,292              (586)               --            26,706
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Repayments of long-term debt                               (5,000)              (49)               --            (5,049)
     Proceeds from issuance of common stock                         43                --                --                43
     Purchases of treasury stock                                (9,391)               --                --            (9,391)
--------------------------------------------------------------------------------------------------------------------------------
        Net cash from financing activities                     (14,348)              (49)               --           (14,397)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used by discontinued operations                            --            (1,289)               --            (1,289)
Net increase (decrease) in cash and equivalents                 15,347            (1,101)               --            14,246
Cash and equivalents - beginning of period                      28,485             2,420                --            30,905
--------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents - end of period                           $43,832          $  1,319          $     --           $45,151
================================================================================================================================
Supplemental disclosure of cash flows information:
Cash paid (recovered) during the period for:
    Interest                                                   $    --          $      4          $     --           $     4
    Income taxes                                               $  (634)         $     --          $     --           $  (634)

FOR THE FISCAL YEAR END SEPTEMBER 30, 2000

================================================================================================================================
                                                                               GUARANTOR
(In thousands)                                                   PARENT        SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
================================================================================================================================
Net Cash from Operating Activities                              $(31,681)           $7,094          $     --         $(24,587)
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
     Purchases of property, plant & equipment                         --            (7,499)               --           (7,499)
     Proceeds from sales of equipment                                 --                95                --               95
     Purchases of available-for-sale securities                   (7,878)               --                --           (7,878)
     Sales and maturities of available-for-sale securities        37,295                --                --           37,295
     Change in other assets                                         (209)              519                --              310
-------------------------------------------------------------------------------------------------------------------------------
        Net cash from investing activities                        29,208            (6,885)               --           22,323
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Repayments of long-term debt                                     --              (146)               --             (146)
     Proceeds from issuance of common stock                        2,142                --                --            2,142
-------------------------------------------------------------------------------------------------------------------------------
        Net cash from financing activities                         2,142              (146)               --            1,996
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by discontinued operations                          --                68                --               68
Net increase (decrease) in cash and equivalents                     (331)              131                --             (200)
Cash and equivalents - beginning of period                        28,816             2,289                --           31,105
-------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents - end of period                            $ 28,485            $2,420          $     --         $ 30,905
================================================================================================================================
Supplemental disclosure of cash flows information:
Cash paid (recovered) during the period for:
    Interest                                                    $ 10,078            $   17          $     --         $ 10,095
    Income taxes                                                $ (2,187)           $   --          $     --         $ (2,187)

                                  SCHEDULE II


                         NS GROUP, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


                                                                     Reserves Deducted from
                                                                     Assets in Balance Sheets
                                                                     ------------------------
                                                                     Allowance      Allowance
                                                                    for Doubtful     for Cash
(In thousands)                                                       Accounts(1)   Discounts(1)
------------------------------------------------------------------------------------------------------------------
Balance, September 25, 1999                                          $     610      $     254
     Additions charged to costs and expenses                             1,455          5,271
     Deductions (2)                                                     (1,448)        (4,923)
------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                                          $     617      $     602
     Additions charged to cost and expenses                              1,057          1,210
     Deductions (2)                                                       (733)        (1,315)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                           $     941      $     497
     Additions charged to costs and expenses                             3,229          5,493
     Deductions (2)                                                     (3,049)        (5,621)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                           $   1,121      $     369
     Additions charged to costs and expenses                             1,596          3,302
     Deductions (2)                                                     (2,310)        (3,487)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                                           $     407      $     184
------------------------------------------------------------------------------------------------------------------

(1)  Deducted from accounts receivable
(2)  Net charges of nature for which reserves were created

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated herein by reference from the Proxy under the caption "Proposals of the Board, Item 1 - Election of Three Class II Directors," "Securities Ownership of Management, footnote (3)"; "The Board of Directors, Board Committees and Meeting Attendance"; and "Securities Ownership of Management, Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11. EXECUTIVE COMPENSATION

      Incorporated herein by reference from the Proxy under the caption "Compensation of Directors"; and "Compensation of Executive Officers".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated herein by reference from the Proxy under the caption "Securities Ownership of Management" and "Securities Ownership of Certain Beneficial Owners". Also refer to "Equity Compensation Plan Information" under
Part II - Item 5 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated herein by reference from the Proxy under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions."

ITEM 14. CONTROLS AND PROCEDURES

      Our Chief Executive Officer and the Chief Financial Officer have reviewed our disclosure controls and procedures as of a date within the 90-day period prior to the filing of this annual report (the "Evaluation Date"). Based on that review, they have concluded that, as of the Evaluation Date, these controls and procedures were, in design and operation, effective to assure that the information required to be included in this report has been properly collected, processed, and timely communicated to those responsible in order that it may be included in this report.

      Subsequent to the Evaluation Date, there have been no significant changes, including corrective actions, in our internal controls or in other factors that could significantly affect the disclosure controls and procedures.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

      (b)   Reports on Form 8-K

      Current Report on Form 8-K dated October 14, 2002 furnishing under Item 9 the Company's press release regarding conference call to review the results for the September 2002 quarter to be held on October 22, 2002.

      Current Report on Form 8-K dated October 17, 2002 furnishing under Item 9 the Company's earnings press release for the quarter ended September 30, 2002.

      Current report on Form 8-K dated November 18, 2002 reporting under Item 5 the Company's press release regarding the ratification of a new labor agreement for its hourly employees in Pennsylvania.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NS GROUP, INC.

Date:  March 12, 2003              By:  /s/Thomas J. Depenbrock
       -------------------             --------------------------------------
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



Date:  March 12, 2003        By:  /s/Rene  J. Robichaud
       -------------------        -----------------------------------------
                                  Rene J. Robichaud, President and
                                  Chief Executive Officer and Director

Date:  March 12, 2003        By:  /s/Thomas J. Depenbrock
       -------------------        -------------------------------------
                                  Thomas J. Depenbrock, Vice President,
                                  Treasurer and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

Date:  March 12, 2003        By:  /s/Clifford R. Borland
       ----------------           --------------------------------------------
                                  Clifford R. Borland
                                  Chairman of the Board, Director

Date:  March 12, 2003        By:  /s/Paul C. Borland, Jr.
       ------------------         -------------------------------------
                                  Paul C. Borland, Jr., Director

Date:  March 12, 2003        By:  /s/David A. B. Brown
       -----------------          --------------------------------------
                                  David A. B. Brown, Director

Date:  March 12, 2003        By:  /s/J. C. Burton
       -----------------          --------------------------------------
                                  J. C. Burton, Director

Date:  March 12, 2003        By:  /s/Patrick J. B. Donnelly
       ------------------         --------------------------------------
                                  Patrick J. B. Donnelly, Director


Date:  March 12, 2003        By:  /s/George A. Helland,Jr.
       -----------------          --------------------------------------
                                  George A. Helland, Jr., Director

Date:  March 12, 2003        By:  /s/Gary L. Kott
       ------------------         --------------------------------------
                                  Gary L. Kott, Director

Date:  March 12, 2003        By:  /s/John F. Schwarz
       -----------------          --------------------------------------
                                  John F. Schwarz, Director

                                 CERTIFICATIONS

I, Rene J. Robichaud, certify that:

1.   I have reviewed this annual report on Form 10-K of NS Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




 Date:     March 12, 2003                           /s/ Rene J. Robichaud
        -----------------------                     -------------------------
                                                    Rene J. Robichaud
                                                    Chief Executive Officer

                                 CERTIFICATIONS

I, Thomas J. Depenbrock, certify that:

1.    I have reviewed this annual report on Form 10-K of NS Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:    March 12, 2003                   /s/ Thomas J. Depenbrock
               ------------------               ------------------------------
                                                Thomas J. Depenbrock
                                                Chief Financial Officer

                               INDEX TO EXHIBITS

NUMBER                          DESCRIPTION
------                          -----------

3.1 Amended and Restated Articles of Incorporation of Registrant, filed as Exhibit 3.1 to Amendment No. 1 to Registrants' Form S-1 dated January 17, 1995, File No. 33-56637, and incorporated herein by this reference. Articles of Amendment to the Amended and Restated Articles of Incorporation, dated November 4, 1998, filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 30, 2001, File No. 1-9838, and incorporated herein by reference

3.2 Amended and Restated By-Laws of Registrant, dated November 4, 1999, filed as Exhibit 3.2 to Company's Form 10-Q for the fiscal quarter ended January 1, 2000, File No. 1-9838, and incorporated herein by this reference

           Exhibits 4.1 through 4.17 were filed as exhibits under their respective exhibit numbers to the Company's Form10-Q for the quarterly period ended July 1, 1995, File No. 1-9838, and are incorporated herein by reference.

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

4.13       ICN Security Agreement between Newport and the Company

4.14       ICN Security Agreement between Koppel and the Company

4.15       ICN Security Agreement between Erlanger and the Company

4.16       Pledge and Security Agreement between the Company and the Trustee

4.17       Subsidiary Guarantee

4.18 Warrant Agreement between the Company and The Huntington National Bank, as warrant agent, filed as Exhibit 4.22 to the Company's Form 10-Q for the quarterly period ended July 1, 1995, File No. 1-9838, and incorporated herein by this reference

4.19 Financing and Security Agreement Between Newport Steel Corporation and Koppel Steel Corporation and The CIT Group/Business Credit, Inc. dated March 29, 2002, filed as Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-9838, and incorporated by this reference

4.20 Guaranty of Company, Erlanger Tubular Corporation and Northern Kentucky Management, Inc. dated March 29, 2002, filed as Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-9838, and incorporated by this reference

4.21 Intercreditor Agreement between Huntington National Bank and The CIT Group/Business Credit Inc, dated March 29, 2002, filed as Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-9838, and incorporated by this reference

10.1       Company's Amended Employee Incentive Stock Option Plan, filed as
           Exhibit 10(a) to Company's Form 10-K for the fiscal year ended September 30, 1989, File No. 1-9838, and incorporated herein by this reference*

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

10.9       Form of Salary Continuation Agreement, filed herewith*

10.10 Employment Agreement between the Company and Rene J. Robichaud, dated March 1, 2002, filed as Exhibit 10.1 to the Company's Form 10-Q for quarterly period ended March 31, 2002, File No. 1-9838 and incorporated herein by this reference*

10.11 Separation and Release Agreement between the Company an William W. Beible, Jr., dated September 20, 2002 filed as Exhibit 10.1 to the Company's Form 10-Q for the three months ended September 30, 2002 and incorporated herein by this reference*

10.12 Company's Amended and Restated 2000 Non-Employee Director Stock Option Plan (amended and restated as of February 2002) filed as
           Exhibit 10.4 to the Company's Form 10-Q for the three months ended June 30, 2002 and incorporated herein by this reference*

10.13 Trust Under NS Group, Inc., Salary Continuation Plan, between NS Group, Inc. and Huntington National Bank, Trustee, dated August 8, 2001 filed as Exhibit 10.1 to the Company's Form 10-Q for the three months ended September 30, 2001 and incorporated herein by this reference*

12.1       Computation of Ratio of Earnings to Fixed Charges, filed herewith

21         Subsidiaries of Registrant, filed herewith

23.1       Independent Auditor's Consent, filed herewith

23.2 Notice of Inability to Obtain Consent from Arthur Andersen LLP, filed herewith

24         Power of Attorney (contained on Signature Page)

99.1       Risk Factors, filed herewith

99.2 Certification Pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, filed herewith

99.3 Certification Pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002, filed herewith



* Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company participates or is a party.