Form 10-Q
period 2003-03-31
NS GROUP INC
filed 2003-05-12
CIK 745026

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

At May 9, 2003, there were 20,674,981 shares outstanding of the Company's common stock.

                                 NS GROUP, INC.

                                      INDEX

                                                                       Page No.
                                                                       --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations............      3
         Condensed Consolidated Balance Sheets......................      4
         Condensed Consolidated Statements of Cash Flows............      5
         Notes to Condensed Consolidated Financial Statements.......      6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................     19

Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk...............................................     27

Item 4.  Controls and Procedures....................................     27

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders........     28

Item 6.  Exhibits and Reports on Form 8-K...........................     28

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts) (Unaudited)

                                                                        Three Months Ended
                                                                              March 31,
                                                                        2003             2002
                                                                     ----------       ----------
Net sales                                                            $   50,475        $  38,848

Costs of products sold                                                   55,773           47,081
                                                                     ----------        ---------
  Gross loss                                                             (5,298)          (8,233)

Selling, general and administrative expenses                              4,478            4,322
                                                                     ----------        ---------
  Operating loss                                                         (9,776)         (12,555)

Investment income (loss)                                                   (116)             751
Interest expense                                                         (1,361)          (2,596)
Other income, net                                                            38               93
                                                                     ----------        ---------
  Loss before income taxes                                              (11,215)         (14,307)
Provision for income taxes                                                    -                -
                                                                     ----------        ---------
  Net loss                                                           $  (11,215)       $ (14,307)
                                                                     ==========        =========

Net loss per common share - basic and diluted                        $    (0.54)       $   (0.69)
                                                                     ==========        =========
Weighted average shares outstanding
  Basic and diluted                                                      20,657           20,646

See notes to condensed consolidated financial statements.

                                 NS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           (Unaudited)
                                                            March 31,       December 31,
                                                              2003              2002
                                                            ---------       ------------
ASSETS
Current assets
   Cash and equivalents                                    $    22,523      $     29,357
   Accounts receivable, net                                     27,795            12,653
   Inventories                                                  60,724            55,874
   Operating supplies and other                                 11,259            12,082
                                                           -----------      ------------
        Total current assets                                   122,301           109,966

Property, plant and equipment, net                              49,223            51,651
Long-term investments                                            1,417             3,848
Other assets                                                     5,307             5,416
Assets held for sale                                             9,413             9,413
                                                           -----------      ------------
        Total assets                                       $   187,661      $    180,294
                                                           ===========      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                        $    22,222      $      8,600
   Accrued liabilities and other                                24,326            20,162
   Current portion of restructuring liabilities                  4,578             4,656
   Current portion of long-term debt                            33,654            33,555
                                                           -----------      ------------
        Total current liabilities                               84,780            66,973

Long-term debt                                                     473               482
Deferred income taxes                                              332               332
Other long-term liabilities                                      8,326             8,124

Common shareholders' equity
   Common stock, no par value                                  282,999           282,935
   Treasury stock, at cost                                     (35,502)          (35,572)
   Common stock options and warrants                               790               759
   Accumulated other comprehensive income (loss)                   144              (328)
   Accumulated deficit                                        (154,681)         (143,411)
                                                           -----------      ------------
        Common shareholders' equity                             93,750           104,383
                                                           -----------      ------------
        Total liabilities and shareholders' equity         $   187,661      $    180,294
                                                           ===========      ============

See notes to condensed consolidated financial statements.

                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                    2003              2002
                                                                 ----------       -----------
CASH FLOWS - OPERATING ACTIVITIES
  Net loss                                                       $  (11,215)      $   (14,307)
  Adjustments to reconcile net loss to cash flows
   used by operating activities:
     Depreciation and amortization                                    2,526             2,805
     Amortization of debt discount and finance costs                    139               302
     Loss (gain) on sales of securities                                 313              (107)
  Changes in operating assets and liabilities:
     Accounts receivable, net                                       (15,142)            3,267
     Inventories                                                     (4,850)           (6,623)
     Other current assets                                               948             1,552
     Accounts payable                                                13,622             6,176
     Accrued liabilities                                              4,164            (1,331)
     Restructuring liabilities                                          (78)              (67)
     Other, net                                                         302                 -
                                                                 ----------       -----------
       Cash used by operating activities                             (9,271)           (8,333)
                                                                 ----------       -----------
CASH FLOWS - INVESTING ACTIVITIES
  Purchases of property, plant and equipment                           (191)             (404)
  Net long-term investment activity                                   2,558             5,155
  Other                                                                   -               (27)
                                                                 ----------       -----------
       Cash provided by investing activities                          2,367             4,724
                                                                 ----------       -----------
CASH FLOWS - FINANCING ACTIVITIES
  Repayments of long-term debt                                           (9)               (8)
  Proceeds from issuance of common stock                                105                11
  Additions to cost of treasury shares                                  (26)                -
  Payment of deferred finance costs                                       -              (642)
                                                                 ----------       -----------
     Cash flows provided (used) by financing activities                  70              (639)
                                                                 ----------       -----------
Decrease in cash and equivalents                                     (6,834)           (4,248)
Cash and equivalents at beginning of period                          29,357            74,856
                                                                 ----------       -----------
Cash and equivalents at end of period                            $   22,523       $    70,608
                                                                 ==========       ===========

Supplemental disclosure of cash flows information -
  Cash paid during the period for interest                       $    2,287       $     4,645
  Cash paid (recovered) during the period for income taxes       $     (560)      $         -

See notes to condensed consolidated financial statements.

                                 NS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of NS Group, Inc. and its wholly-owned subsidiaries (collectively referred to as "the Company"), Newport Steel Corporation (Newport), Koppel Steel Corporation (Koppel), Erlanger Tubular Corporation (Erlanger), and Northern Kentucky Management, Inc. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications do not affect previously reported results of operations.

     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the financial statements. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year. Reference should be made to NS Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 for additional footnote disclosure, including a summary of significant accounting policies.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires that management make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those recorded estimates.

     LOSS PER SHARE

     Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from securities that could result in additional common shares being issued which, for the Company, are comprised of stock options and warrants.

     Securities that could potentially result in dilution of basic loss per share, through the issuance of 1.9 million of the Company's common shares for the quarter ended March 31, 2003, and 2.2 million of the Company's common shares for the quarter ended March 31, 2002, were not included in the computation of diluted earnings per share because to do so would be antidilutive.

     STOCK-BASED COMPENSATION

     As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No.123), the Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock options granted in periods prior to 2003 were exercisable at prices equal to the fair market value of the Company's common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted. There were no stock option grants in the first quarter of 2003. The fair values of the granted options are determined using the Black-Scholes option pricing model using assumptions that are evaluated and revised, as necessary, to reflect market conditions and experience.

     If the Company accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, net loss and diluted loss per share would have been increased to the pro forma amounts indicated below:

                                                                   Three Months Ended
                                                                        March 31,
(in thousands, except per share amounts)                           2003            2002
                                                               -----------      -----------
Net loss as reported                                           $   (11,215)     $   (14,307)

Deduct: Stock-based employee
  compensation expense determined under the
  fair value method for all awards, net of related
  tax effects                                                         (792)            (921)
                                                               -----------      -----------

Pro forma net loss                                             $   (12,007)     $   (15,228)
                                                               ===========      ===========

Loss per share:
  Diluted - as reported                                        $     (0.54)     $     (0.69)
  Diluted - pro forma                                          $     (0.58)     $     (0.74)

NOTE 2: RESTRUCTURING LIABILITIES AND ASSETS HELD FOR SALE

     In 2001, the Company completed certain restructuring initiatives involving certain operations of its businesses. The Company discontinued the manufacturing of hot-rolled coils at its welded tubular facilities in Wilder, Kentucky and exited the special bar quality (SBQ) business that was operated from its Koppel, Pennsylvania facility. As a result of these actions, in March 2001, the Company recorded restructuring charges of $56.2 million, including $42.8 million of asset impairment losses and $12.8 million of accruals for estimated employee related costs and facilities closing costs.

     Following is a summary of accrued restructuring liabilities and activity for the three months ended March 31, 2003:

(in thousands)                     Current      Noncurrent       Total
                                   --------     ----------       ------
Balance, December 31, 2002         $ 4,656      $    2,013      $  6,669
Cash payments                          (78)              -           (78)
                                   -------      ----------      --------
Balance, March 31, 2003            $ 4,578      $    2,013      $  6,591
                                   =======      ==========      ========

     The liabilities are the estimated costs to settle operating contracts and payments for environmental remediation and landfill closure costs. The current restructuring liabilities are expected to be paid in 2003, but the timing of any payments depends on the results of contract settlements and the progress of remediation work related to the landfill closure. The non-current liabilities are primarily related to post-closure maintenance and monitoring costs of the landfill over the next thirty years, and are included in Other Long-term Liabilities in the condensed consolidated balance sheet. The Company has $2.8 million of investments being held in a trust account to fund the costs of the closed landfill.

     The idled assets of the restructured operations, consisting of machinery and equipment and related inventories of spare parts and supplies, are classified as Assets Held for Sale on the Company's condensed consolidated balance sheet. An independent broker is actively marketing the assets; however, there were no sales of these assets during the quarter ended March 31, 2003.

NOTE 3: COMPREHENSIVE INCOME (LOSS)

     The Company's other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities. Comprehensive losses for the periods were as follows:

                               Three Months Ended
                                    March 31,
(in thousands)                   2003           2002
                              ---------      ---------
Net loss                      $ (11,215)     $ (14,307)
Net unrealized gains                472            373
                              ---------      ---------
Comprehensive loss            $ (10,743)     $ (13,934)
                              =========      =========

NOTE 4: BUSINESS SEGMENT INFORMATION

     The Company reports its operations in one reportable segment - the Energy Products segment. The Energy Products segment consists primarily of welded and seamless tubular products used in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); and welded and seamless line pipe used in the transmission of oil, natural gas and other fluids. The Energy Products segment reflects the aggregation of the Company's welded and seamless business units that have similar products and services, manufacturing processes, customers and distribution channels, and are consistent with both internal management reporting and resource and budgetary allocations.

     Three customers accounted for 19%, 15% and 15%, respectively, of the Energy Products segment's sales for the three months ended March 31, 2003, and two of the same customers each accounted for 17% of the segment's sales in the three months ended March 31, 2002.

     All corporate selling, general and administrative expenses are fully allocated to the Energy Products segment. In previous periods, the Company reported corporate allocations separately from the operating results of its segments but now believes that the current presentation method better depicts the operations of its business. Corporate assets consist primarily of cash, investments and assets held for sale.

                                          Three Months Ended
                                                March 31,
(in thousands)                          2003             2002
                                     ----------       ----------
Net sales
    Welded products                  $    23,108      $   17,408
    Seamless products                     27,367          21,440
                                     -----------      ----------
                                     $    50,475      $   38,848
                                     ===========      ==========

                                      March 31,      December 31,
                                        2003             2002
                                     ----------      ------------
Assets
   Energy Products                   $   146,698      $  128,739
   Corporate                              40,963          51,555
                                     -----------      ----------
                                     $   187,661      $  180,294
                                     ===========      ==========

NOTE 5: INVENTORIES

     Inventories consist of the following:

                                      March 31,      December 31,
(in thousands)                          2003             2002
                                     ----------      ------------
Raw materials                        $    17,381      $   20,108
Semi-finished and
  finished products                       43,343          35,766
                                     -----------      ----------
                                     $    60,724      $   55,874
                                     ===========      ==========

NOTE 6: CREDIT FACILITY AND LONG-TERM DEBT

     The Company has a $50.0 million revolving credit facility that expires in March 2007. The facility has a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 0.50% to prime plus 1.25% with respect to domestic rate loans, and from the LIBOR rate plus 2.00% to LIBOR plus 2.75% with respect to LIBOR rate loans. The facility contains various representations and warranties and operating and other covenants. At March 31, 2003, there were no outstanding loans under the facility; however, $4.8 million of letters of credit were issued against the credit line for collateral on self-insured workers compensation claims. The facility is secured by a first priority lien on all inventories, accounts receivable and related intangibles of the Company. As of March 31, 2003, the Company had approximately $22.8 million in borrowing availability under the facility, based on eligible receivable and inventory balances and net of outstanding letters of credit on such date. Reference is made to Note 9:
Subsequent Event.

NOTE 7: SHELF REGISTRATION

     In July 2002, the Company filed a universal shelf registration statement with the Securities and Exchange Commission (SEC) for the issuance and the sale from time to time to the public of up to $100 million in securities, including debt, preferred stock, common stock and warrants. The SEC declared the registration statement effective in September 2002. The Company may sell the securities in one or more separate offerings in amounts, at prices and on terms to be determined at the time of sale. No securities have been sold pursuant to the shelf registration. If and when the Company offers any securities under this registration statement, the Company will prepare and make available a prospectus supplement that includes the specific terms of the securities being offered.

NOTE 8: COMMITMENTS AND CONTINGENCIES

     The Company has various commitments for the purchase of materials, supplies and energy arising in the ordinary course of business.

     Legal Matters

     The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental matters, workers' compensation, health care and product liability coverages (each of which is self-insured to certain levels), as well as commercial and other matters. The Company accrues for the cost of such matters when the incurrence of such costs is probable and can be reasonably estimated. Based upon its evaluation of available information, management does not believe that any such matters will have, individually or in the aggregate, a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     In March 2001, in connection with its restructuring, Newport closed its electric arc furnace operation and as such, ceased using oxygen and argon that was provided under a supply agreement with Air Products and Chemicals, Inc. ("Air Products"). On December 31, 2001, Air Products filed a civil action against Newport and NS Group, Inc. in the United States District Court for the Eastern District of Pennsylvania, Civil Action No. 01-7227, seeking damages for breach of contract. On August 5, 2002, the action against NS Group, Inc. was dismissed without prejudice; however, the action against Newport is still pending. Based on current information, the Company believes that the resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

     The Company operates a steel mini-mill at its Koppel, Pennsylvania facility that produces dust that contains lead, cadmium and chromium, and is classified as a hazardous waste. Dust produced by its electric arc furnace is collected through emission control systems and recycled at EPA-approved facilities.

     In October 2002, the United States Environmental Protection Agency (EPA) issued a Notice of Violation (NOV) to Newport for certain alleged violations dating from 1998 to April 2000 of its Clean Air Act emission permit for Newport's electric arc furnace that was installed in 1999 and shuttered in early 2001. The NOV alleges that the permit issued to Newport in June 1998 was based upon an incorrect analysis as to potential emissions, and thus represented a violation of the Clean Air Act. In November 2002, the United States Department of Justice (DOJ) notified Newport that it was preparing to file a civil action in the United States District Court for the Eastern District of Kentucky for the alleged Clean Air Act violations set forth in the October 2002 NOV and for certain alleged violations of the Clean Water Act and RCRA at Newport. In April 2003, Newport was informed by the EPA that the DOJ does not intend to pursue a civil action against Newport for the alleged violations. Newport believes that it has defenses against these allegations and intends to pursue resolution with the EPA. The Company believes resolution of these claims will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, there can be no assurance that the Company will reach a settlement with the EPA.

     The Company has a hazardous waste landfill on its property in Wilder, Kentucky, which it no longer utilizes. In connection with the March 2001 restructuring actions, in which the Company closed Newport's melt shop and hot strip mill operations, the Company accrued the estimated costs for closure and post-closure care of the landfill. These costs were included in restructuring charges in the first quarter of 2001. The Company received final approval of its closure/post-closure plan from the Kentucky Division of Waste Management in December 2002. The Company expects the closure of the landfill will be completed by the end of 2003.

     In late 2001, the EPA designated Imperial Adhesives, Inc., a former subsidiary of the Company, as one of a number of potentially responsible parties
(PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by an independent operator. A preliminary study of the site is in its early stages. Consequently, it is too early to determine the Company's liability exposure. The Company believes, however, that the reasonably foreseeable resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     At March 31, 2003 and December 31, 2002, the Company had accrued $5.2 million for environmental remediation obligations. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 9: SUBSEQUENT EVENT

     On May 5, 2003, the Company redeemed $17.0 million of its $33.8 million principal amount 13 1/2% senior secured notes due in July 2003. The Company completed the redemption at par plus accrued interest and funded it from existing cash and borrowings under the Company's credit facility. As of May 5, 2003, the Company had outstanding loans of $13.4 million under the revolving credit facility, approximately $13.5 million of additional borrowing availability and $13.4 million of cash and investments.

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

     The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (1) NS Group, Inc. (Parent), reflecting investments in its consolidated subsidiaries under the equity method of accounting, (2) the guarantor subsidiaries of the Parent and
(3) the eliminations necessary to arrive at the information for the Parent on a consolidated basis. Income tax expense (benefit) is allocated among the consolidating entities based upon taxable income (loss) within the companies. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of NS Group. All significant intercompany accounts and transactions have been eliminated.

                                 NS GROUP, INC.
           UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)                                                           Guarantor
For the three months ended March 31, 2003                  Parent       Subsidiaries     Eliminations   Consolidated
-----------------------------------------                -----------    ------------     ------------   ------------
Net sales                                                $         -     $   50,475        $      -       $  50,475
Costs of products sold                                             -         55,773               -          55,773
Selling, general and administrative expenses                       -          4,478               -           4,478
                                                         -----------     ----------        --------       ---------
       Operating loss                                              -         (9,776)              -          (9,776)
Equity in losses of subsidiaries                              (8,394)             -           8,394               -
Investment income (loss)                                        (147)            31               -            (116)
Interest expense                                              (1,353)            (8)              -          (1,361)
Intercompany interest, net                                     3,036         (3,036)              -               -
Other income, net                                                 20             18               -              38
                                                         -----------     ----------        --------       ---------
Loss before income taxes                                      (6,838)       (12,771)          8,394         (11,215)
Provision (benefit) for income taxes                           4,377         (4,377)              -               -
                                                         -----------     ----------        --------       ---------
Net loss                                                 $   (11,215)    $   (8,394)       $  8,394       $ (11,215)
                                                         ===========     ==========        ========       =========

(In thousands)                                                           Guarantor
For the three months ended March 31, 2002                  Parent       Subsidiaries     Eliminations   Consolidated
-----------------------------------------                -----------    ------------     ------------   ------------
Net sales                                                $         -     $   38,848        $      -       $  38,848
Costs of products sold                                             -         47,081               -          47,081
Selling and administrative expenses                                -          4,322               -           4,322
                                                         -----------     ----------        --------       ---------
       Operating loss                                              -        (12,555)              -         (12,555)
Equity in losses of subsidiaries                             (10,788)             -          10,788               -
Investment income                                                707             44               -             751
Interest expense                                              (2,593)            (3)              -          (2,596)
Intercompany interest, net                                     4,107         (4,107)              -               -
Other income, net                                                 70             23               -              93
                                                         -----------     ----------        --------       ---------
Loss before income taxes                                      (8,497)       (16,598)         10,788         (14,307)
Provision (benefit) for income taxes                           5,810         (5,810)              -               -
                                                         -----------     ----------        --------       ---------
Net loss                                                 $   (14,307)    $  (10,788)       $ 10,788       $ (14,307)
                                                         ===========     ==========        ========       =========

                                 NS GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2003

                                                                       Guarantor
(in thousands)                                        Parent         Subsidiaries     Eliminations     Consolidated
                                                    ----------       ------------     ------------     ------------
Cash and cash equivalents                           $   22,490        $       33       $        -       $   22,523
Accounts receivable, net                                    73            27,722                -           27,795
Inventories                                                  -            60,724                -           60,724
Other current assets                                     1,547             9,712                -           11,259
                                                    ----------        ----------       ----------       ----------
      Total current assets                              24,110            98,191                -          122,301
Property, plant & equipment, net                             -            49,223                -           49,223
Long-term investments                                    1,417                 -                -            1,417
Investment in subsidiaries                             (99,416)                -           99,416                -
Intercompany, net                                      210,011                 -         (210,011)               -
Other assets                                             2,641             2,666                -            5,307
Assets held for sale                                         -             9,413                -            9,413
                                                    ----------        ----------       ----------       ----------
      Total assets                                  $  138,763        $  159,493       $ (110,595)      $  187,661
                                                    ==========        ==========       ==========       ==========
Accounts payable                                    $        -        $   22,222       $        -       $   22,222
Accrued liabilities and other                            4,748            19,578                -           24,326
Current portion of restructuring liabilities                 -             4,578                -            4,578
Current portion of long-term debt                       33,620                34                -           33,654
                                                    ----------        ----------       ----------       ----------
      Total current liabilities                         38,368            46,412                            84,780
Long-term debt                                               -               473                -              473
Intercompany, net                                            -           210,011         (210,011)               -
Deferred income taxes                                      332                 -                -              332
Other long-term liabilities                              6,313             2,013                -            8,326
Common shareholders' equity                             93,750           (99,416)          99,416           93,750
                                                    ----------        ----------       ----------       ----------
Total liabilities and shareholders' equity          $  138,763        $  159,493       $ (110,595)      $  187,661
                                                    ==========        ==========       ==========       ==========

                                 NS GROUP, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002

                                                                       Guarantor
(in thousands)                                        Parent         Subsidiaries     Eliminations     Consolidated
                                                    ----------       ------------     ------------     ------------
Cash and cash equivalents                           $   29,307        $       50       $        -       $   29,357
Accounts receivable, net                                   208            12,445                -           12,653
Inventories                                                  -            55,874                -           55,874
Other current assets                                     2,647             9,435                -           12,082
                                                    ----------        ----------       ----------       ----------
       Total current assets                             32,162            77,804                -          109,966
Property, plant & equipment, net                             -            51,651                -           51,651
Long-term investments                                    3,848                 -                -            3,848
Investment in subsidiaries                             (91,054)                -           91,054                -
Intercompany, net                                      202,658                 -         (202,658)               -
Other assets                                             2,750             2,666                -            5,416
Assets held for sale                                         -             9,413                -            9,413
                                                    ----------        ----------       ----------       ----------
       Total assets                                 $  150,364        $  141,534       $ (111,604)      $  180,294
                                                    ==========        ==========       ==========       ==========
Accounts payable                                    $        -        $    8,600       $        -       $    8,600
Accrued liabilities and other                            6,017            14,145                -           20,162
Accrued restructuring liabilities                            -             4,656                -            4,656
Current portion of long-term debt                       33,521                34                -           33,555
                                                    ----------        ----------       ----------       ----------
       Total current liabilities                        39,538            27,435                -           66,973
Long-term debt                                               -               482                -              482
Intercompany, net                                                        202,658         (202,658)               -
Deferred income taxes                                      332                 -                -              332
Other long-term liabilities                              6,111             2,013                -            8,124
Common shareholders' equity                            104,383           (91,054)          91,054          104,383
                                                    ----------        ----------       ----------       ----------
Total liabilities and shareholders' equity          $  150,364        $  141,534       $ (111,604)      $  180,294
                                                    ==========        ==========       ==========       ==========

                                 NS GROUP, INC.
           UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)                                                                 Guarantor
For the three months ended March 31, 2003                          Parent     Subsidiaries   Eliminations   Consolidated
-----------------------------------------                        ---------    ------------   ------------   ------------
Net Cash from Operating Activities                               $  (9,454)     $    183       $      -       $ (9,271)
                                                                 ---------      --------       --------       --------
Cash Flows from Investing Activities:
   Purchases of property, plant & equipment                              -          (191)             -           (191)
   Net long-term investment activity                                 2,558             -              -          2,558
                                                                 ---------      --------       --------       --------
       Net cash from investing activities                            2,558          (191)             -          2,367
                                                                 ---------      --------       --------       --------
Cash Flows from Financing Activities:
   Repayments of long term debt                                          -            (9)             -             (9)
   Additions to treasury shares                                        (26)                           -            (26)
   Proceeds from issuance of common stock                              105             -              -            105
                                                                 ---------      --------       --------       --------
      Net cash from financing activities                                79            (9)             -             70
                                                                 ---------      --------       --------       --------
Net decrease in cash and equivalents                                (6,817)          (17)             -         (6,834)
Cash and equivalents - beginning of period                          29,307            50              -         29,357
                                                                 ---------      --------       --------       --------
Cash and equivalents - end of period                             $  22,490      $     33       $      -       $ 22,523
                                                                 =========      ========       ========       ========

Supplemental disclosure of cash flows information -
     Cash paid during the period for interest                    $   2,279      $      8                      $  2,287
     Cash paid (recovered) during the period for income taxes    $    (560)     $      -                      $   (560)

(in thousands)                                                                 Guarantor
For the three months ended March 31, 2002                          Parent     Subsidiaries   Eliminations   Consolidated
-----------------------------------------                        ---------    ------------   ------------   ------------
Net Cash from Operating Activities                               $  (8,682)     $    349       $      -       $ (8,333)
                                                                 ---------      --------       --------       --------
Cash Flows from Investing Activities:
   Purchases of property, plant & equipment                              -          (404)             -           (404)
   Net long-term investment activity                                 5,155             -              -          5,155
   Other                                                               (27)            -              -            (27)
                                                                 ---------      --------       --------       --------
      Net cash from investing activities                             5,128          (404)             -          4,724
                                                                 ---------      --------       --------       --------
Cash Flows from Financing Activities:
   Repayments of long term debt                                          -            (8)             -             (8)
   Payments of financing costs                                        (642)            -              -           (642)
   Proceeds from issuance of common stock                               11             -              -             11
                                                                 ---------      --------       --------       --------
      Net cash from financing activities                              (631)           (8)             -           (639)
                                                                 ---------      --------       --------       --------
Net decrease in cash and equivalents                                (4,185)          (63)             -         (4,248)
Cash and equivalents - beginning of period                          72,206         2,650              -         74,856
                                                                 ---------      --------       --------       --------
Cash and equivalents - end of period                             $  68,021      $  2,587       $      -       $ 70,608
                                                                 =========      ========       ========       ========

Supplemental disclosure of cash flows information -
   Cash paid during the period for interest                      $   4,642      $      3                      $  4,645

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

     -    asserted and unasserted claims;

     -    general economic conditions; and

     - other risks and uncertainties described in various sections of the Company's recent filings with the Securities and Exchange Commission
          (SEC) under the Securities Act of 1933 and the Securities Act of 1934, including those set forth in Exhibit 99.1 "Risk Factors" to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. In addition, actual results could differ materially from those suggested by the forward-looking statements. Accordingly, you should not place undue reliance on the forward-looking statements, which speak only as of the date on which they are made. We may not update these forward-looking statements, even though our situation may change in the future, unless we are obligated under federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of our forward-looking statements by these cautionary statements.

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

     The average number of oil and natural gas drilling rigs in operation in the United States is referred to as "rig count". In response to strong oil and natural gas prices, rig count has risen steadily throughout the first quarter of 2003, reaching a high of 962 rigs in March 2003, and has continued to rise to 1,021 on May 9, 2003. Currently, we believe the fundamentals for our business suggest a steadily improving environment for 2003. We expect natural gas prices to remain at a high level, which we believe will encourage increased drilling levels.

     The average rig count for the three months ended March 31, 2003 was 897, an increase of 10.2% from the 814 average rigs during the comparable period of 2002. The rig count was steadily declining during the first quarter of 2002, reaching a low of 750 rigs in March 2002.

     According to published industry reports, imports of OCTG products in the first three months of 2003 accounted for an estimated 20% of the total domestic market compared to 27% for the first quarter of 2002.

     In November 2001, the United States International Trade Commission (ITC) reported injury from various imported steel products under Section 201 and recommended to the President of the United States a wide-scale program of quotas and duties. However, the ITC recommendation for quotas and duties did not include imports of oil country tubular goods and, as a result, we expect to continue to experience high levels of competition from imports.

     On March 5, 2002, the President of the United States announced his remedy decision in response to the ITC's Section 201 investigation on steel imports. Under the remedy decision, effective March 21, 2002, tariff rates of 30%, 24% and 18% will be applied to imports of hot-rolled coil for the next three years, respectively. Imports from Canada, Mexico, and certain other countries are exempt from the tariffs. The tariffs have the effect of increasing the cost of imported hot-rolled coils, which, in turn, increases the cost of domestic hot-rolled coils. Increases in our steel costs have adversely affected, and will continue to adversely affect, our financial results if we are not able to successfully raise the price of our products to compensate for the increased costs.

     Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from Argentina, Italy, Japan, Korea and Mexico in response to antidumping and countervailing duty cases filed by several U.S. companies. In June 2001, the ITC voted to continue these duties for five more years; various appeals have been filed and are pending.

     We cannot predict the U.S. government's future actions regarding duties and tariffs on imports or other trade restrictions on imports of OCTG and line pipe products.

     Since June 2001, when we completed restructuring initiatives involving certain operations of our businesses, we have operated two business units that are aggregated into one reportable segment - the Energy Products segment. Our Energy Products segment includes tubular steel products that are used in the energy industry. These products include welded and seamless tubular goods, primarily used in oil and natural gas drilling and production operations. These products are referred to as oil country tubular goods, or OCTG. We also produce welded and seamless line pipe products, which are used in the transmission of oil and natural gas, as well as a limited amount of other tubular products.

     You should read Note 4 to the unaudited condensed consolidated financial statements included in this report for additional business segment financial information.

FIRST QUARTER 2003 COMPARED WITH FIRST QUARTER 2002

     We reported a net loss of $11.2 million, or a $0.54 loss per diluted share, in the three months ended March 31, 2003, compared to a net loss of $14.3 million, or $0.69 per diluted share, in the first quarter of 2002.

     The Company's net sales, gross loss, operating loss and tons shipped for the three months ended March 31, 2003 and 2002 are summarized in the following table:

                               Three Months Ended               Change
(dollars in thousands)               March 31,               2003 vs 2002
                            ------------------------      -----------------
                               2003          2002             $          %
                            ----------    ----------      ----------   ----
Net sales
    Welded products         $   23,108    $   17,408      $    5,700   32.7
    Seamless products           27,367        21,440           5,927   27.6
                            ----------    ----------      ----------   ----
                            $   50,475    $   38,848      $   11,627   29.9
                            ==========    ==========      ==========   ====

Gross loss                  $   (5,298)   $   (8,233)     $    2,935   35.6
                            ----------    ----------      ----------   ----

Operating loss              $   (9,776)   $  (12,555)     $    2,779   22.1
                            ----------    ----------      ----------   ----

Tons shipped                                                       -
    Welded products             53,600        40,700          12,900   31.7
    Seamless products           35,400        25,300          10,100   39.9
                            ----------    ----------      ----------   ----
                                89,000        66,000          23,000   34.8
                            ==========    ==========      ==========   ====
Average revenue per ton
    Welded products         $      431    $      427      $        4    0.9
    Seamless products       $      773    $      848      $      (75)  (8.8)

NET SALES

     The increase in net sales was attributable to the increases in shipments of both welded and seamless products partially offset by an 8.8% decrease in average revenue per ton for our seamless products.

     The increase in shipments was experienced in both our welded and seamless energy products and was caused by a higher consumption of OCTG products in light of increased drilling activity during the first quarter of 2003 as compared to the first quarter of 2002.

     The decrease in the average revenue per ton for our seamless tubular products resulted primarily from a change in product mix toward lower priced products.

GROSS AND OPERATING LOSSES

     The reductions in both our gross and operating losses in 2003, as compared with the prior year period, was primarily the result of the higher level of shipments of our products, partially offset by a slight increase in purchased steel coil and scrap costs. Our gross margins also improved in the first quarter of 2003, as compared with the first quarter of 2002, because of higher absorption of fixed costs due to higher operating levels in the first three months of 2003 than in the comparable period in 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the quarter ended March 31, 2003, were $4.5 million, $0.2 million higher than the comparable quarter in 2002.

INTEREST EXPENSE

     Interest expense for the quarter ended March 31, 2003, was $1.2 million lower than the comparable quarter in 2002 because of the early repayment of $35.0 million of our senior secured notes in July 2002.

INVESTMENT INCOME (LOSS)

     The net investment loss of $0.1 million for the three months ended March 31, 2003, includes $0.3 million of realized losses on sales of investments. The decrease in investment income from the 2002 amount is the result of lower invested balances at lower interest rates.

INCOME TAXES

     We exhausted our federal income tax refund capability in 1999, and accordingly, tax benefits from operating losses are offset by valuation allowances, resulting in no net federal tax benefit being recorded for losses.

                         LIQUIDITY AND CAPITAL RESOURCES

     Working capital at March 31, 2003 was $37.5 million compared to $43.0 million at December 31, 2002. The working capital decrease was primarily due to our use of cash to fund operating losses for the period. The current ratio was
1.4 to 1 at March 31, 2003 compared to 1.6 to 1 at December 31, 2002.

OPERATING CASH FLOWS

     Major uses of cash from operating activities were for a $15.1 million increase in accounts receivable, a $4.9 million increase in inventories, partially offset by increases of $13.6 million and $4.2 million in accounts payable and accrued liabilities, respectively. Accounts receivable balances increased as the result of increased sales in the latter part of the first quarter of 2003 as compared to the low levels at the end of 2002. We added to our inventory levels in the first quarter of 2003 to meet anticipated increased customer demand in the second quarter of 2003. Accounts payable increased as the result of higher production levels during the quarter. Accrued liabilities increased principally as the result of a $3.4 million increase in deferred revenue, partially offset by a lower balance of accrued interest because of interest payment dates.

INVESTING CASH FLOWS

     Cash flows from investing activities were $2.4 million for the three months ended March 31, 2003. Sales of investments resulted in proceeds of $2.6 million during the period. We made capital investments of $0.2 million in the first three months of 2003 and we currently estimate capital spending for 2003 to be approximately $2.0 million, primarily for maintenance capital.

FINANCING CASH FLOWS

     We have a $50.0 million revolving credit facility that expires in March 2007. The facility has a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 0.50% to prime plus 1.25% with respect to domestic rate loans, and from the LIBOR rate plus 2.00% to LIBOR plus 2.75% with respect to LIBOR rate loans. The facility contains various representations and warranties and operating and other covenants. The facility is secured by a first priority lien on all inventories, accounts receivable and related intangibles of the Company. There were no outstanding loans under the facility as of March 31, 2003; however, in April 2003, we borrowed against this facility in connection with our redemptive call for a portion of our senior notes. As of March 31, 2003, we had approximately $22.8 million in borrowing availability under the agreement, based on eligible receivable and inventory balances and net of $4.8 million of outstanding letters of credit on such date.

     At March 31, 2003, we had outstanding $33.8 million in principal amount of our 13 1/2 % senior secured notes due July 15, 2003. On April 2, 2003, we made an early redemption call for $17.0 million of these notes. On May 5, 2003, we completed the redemption at par plus accrued interest and funded it using existing cash balances and borrowings under our revolving credit facility. As of May 5, 2003, we had outstanding loans of $13.4 million under the revolving credit facility, $13.5 million of borrowing availability, and $13.4 million of cash and investments. We are currently evaluating new financing proposals with potential lenders to increase our financial liquidity; however, we believe we will have sufficient resources to meet the senior notes obligation from current sources of liquidity.

     In July 2002 we filed a universal shelf registration statement for the issuance and sale from time to time to the public of up to $100 million in securities, including debt, preferred stock, common stock and warrants. The SEC declared the shelf registration effective in September 2002. See Notes 6 and 7 in the accompanying financial statements for more information on the credit facility and shelf registration. No securities have been sold under this registration statement.

     We believe that our existing cash and investments, along with our available borrowing capacity and cash generated from operations, will be sufficient to satisfy anticipated cash requirements for at least the next twelve months.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for bad debts, inventories, investments, long-lived assets, income taxes, customer claims, product liability, restructuring liabilities, environmental contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are included in Item 7. "Management's Discussion and Analysis of Financial Condition And Results of Operations" of the Company's Form 10-K for the year ended December 31, 2002, and have not changed materially since that time.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No.13, and Technical Corrections". SFAS 145 requires gains and losses on early extinguishment of debt to not be classified as extraordinary items as previously required under SFAS 4. SFAS 145 further requires any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented to be reclassified. We adopted SFAS 145 effective January 1, 2003, and will reclassify any losses on early extinguishments of debt recognized in prior periods to interest expense.

     In November 2002, the EITF reached a consensus on Issue No. 00-21,"Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in 2003. We believe that adoption of EITF Issue No. 00-21 will not have a material effect on our results of operations, cash flows and financial condition.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. We have never utilized such entities and therefore the adoption of FIN 46 will not have a material effect on our results of operations, cash flows and financial condition.

                                  OTHER MATTERS

EMPLOYEES

     Substantially all of our hourly employees are represented by the United Steelworkers of America. The collective bargaining agreement with employees at our Erlanger facility was to expire in May 2003. Management and the negotiating committee for the hourly employees covered by the collective bargaining agreement at Erlanger presented a new contract agreement to the employees and it was ratified on May 3, 2003. The new agreement is for a term of thirty-six months.

OTHER

     You should read Note 8 to the notes to condensed consolidated financial statements for information pertaining to commitments and contingencies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have not used derivative financial instruments for any purpose during the three months ended March 31, 2003 and 2002, including trading or speculating on changes in interest rates, or commodity prices of materials.

     Purchased steel, in the form of hot-rolled coils and steel scrap, represents the largest portion of our cost of goods sold. The price and availability of steel coils and scrap that we use in our manufacturing processes are highly competitive and volatile. Various factors, most of which are beyond our control, affect the supply and price of steel coils and scrap. We believe that changes in steel coil and scrap costs have had a significant impact on our earnings, and we expect that future changes will continue to significantly impact our earnings.

     We are exposed to market risk for changes in interest rates for borrowings under our revolving credit facility that we used for the first time in April 2003. Borrowings under the credit facility bear interest at variable rates, and the fair value of the borrowings are not significantly affected by changes in market interest rates.

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

     b)   Reports on Form 8-K

          Current Report on Form 8-K dated January 17, 2003 reporting under Item 5 the Company's notice to its directors and executive officers informing them of a blackout period with respect to trading of any equity securities of NS Group, Inc.

          Current Report on Form 8-K dated January 22, 2003 reporting under Item 9 the Company's press release announcing its estimate of earnings for the fourth quarter of 2002.

          Current Report on Form 8-K dated February 4, 2003 reporting under Item 9 the Company's press release regarding the dates and times of NS Group, Inc.'s conference call reporting the results for the year ended December 31, 2002.

          Current Report on Form 8-K dated February 10, 2003 reporting under
          Item 9 the Company's earnings press release for the year ended December 31, 2002

          Current Report on Form 8-K dated March 5, 2003 reporting under Item 9 the Company's materials in the form of a slide show presentation and/or printed charts to various individual and institutional investors commencing March 5, 2003.

          Current Report on Form 8-K dated March 11, 2003 reporting under Item 9 the Company's March 11, 2003 notice to its directors and executive officers informing them that the previously announced blackout period, relating to a change in the Company's 401(k) plan provider, has ended as of March 11, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NS GROUP, INC.

Date: May 12, 2003                   By: /s/ Rene J. Robichaud
                                     -------------------------------------------
                                     Rene J. Robichaud
                                     President and Chief Executive Officer

Date: May 12, 2003                   By: /s/ Thomas J. Depenbrock
                                     -------------------------------------------
                                     Thomas J. Depenbrock
                                     Vice President, Treasurer and
                                     Chief Financial Officer

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

     Date: May 12, 2003              By: /s/ Rene J. Robichaud
                                     -------------------------------------------
                                     Rene J. Robichaud
                                     President and Chief Executive Officer

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

     Date: May 12 2003               By: /s/ Thomas J. Depenbrock
                                     -------------------------------------------
                                     Thomas J. Depenbrock
                                     Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

Number                                 Description
------                                 -----------
 3.1(a)   Amended and Restated Articles of Incorporation of Registrant, filed as
          Exhibit 3.1 to Amendment No. 1 to Registrant's Form S-1 dated January
          17, 1995, File No. 33-56637, and incorporated herein by this reference.

 3.1(b)   Articles of Amendment to the Amended and Restated Articles of
          Incorporation, dated November 4, 1998, filed as Exhibit 3.1 to the
          Company's Form 10-Q for the quarter ended September 30, 2001, File No.
          1-9838, and incorporated herein by this reference.

 3.2 Amended and Restated By-Laws of Registrant, dated November 4, 1999, filed as Exhibit 3.2 to Company's Form 10-Q for the fiscal quarter ended January 1, 2000, File No. 1-9838, and incorporated herein by this reference.

12.1      Computation of Ratio of Earnings to Fixed Charges, filed herewith.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002 filed herewith.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002 filed herewith.