Form 10-Q
period 2003-06-30
NS GROUP INC
filed 2003-08-11
CIK 745026

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

At August 8, 2003, there were 20,862,886 shares outstanding of the Company's common stock.

                                 NS GROUP, INC.

                                      INDEX

                                                                             Page No.
                                                                             --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations...................      3
         Condensed Consolidated Balance Sheets.............................      4
         Condensed Consolidated Statements of Cash Flows...................      5
         Notes to Condensed Consolidated Financial Statements..............      6

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.........................................     14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........     24

Item 4.  Controls and Procedures...........................................     24

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................     25

Item 4.  Submission of Matters to a Vote of Security Holders...............     25

Item 6.  Exhibits and Reports on Form 8-K..................................     25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts) (Unaudited)

                                                    Three Months Ended                Six Months Ended
                                                         June 30,                         June 30,
                                                    2003          2002              2003           2002
                                                ------------  ------------     -------------  -------------
Net sales                                       $    65,909   $    54,851      $    116,384   $     93,699

Cost of products sold                                68,062        52,598           123,835         99,679
                                                -----------   -----------      ------------   ------------
     Gross profit (loss)                             (2,153)        2,253            (7,451)        (5,980)

Selling, general and administrative expenses         3,805         3,872             8,283          8,194
                                                -----------   -----------      ------------   ------------
     Operating loss                                  (5,958)       (1,619)          (15,734)       (14,174)

Investment income (loss)                                (47)          370              (163)         1,121
Interest expense                                     (1,434)       (2,658)           (2,795)        (5,254)
Other income, net                                        69           (12)              107             81
                                                -----------   -----------      ------------   ------------
     Loss before income taxes                        (7,370)       (3,919)          (18,585)       (18,226)
Provision (benefit) for income taxes                      -             -                 -              -
                                                -----------   -----------      ------------   ------------
     Net loss                                   $    (7,370)  $    (3,919)     $    (18,585)  $    (18,226)
                                                ===========   ===========      ============   ============

Net loss per common share-
     Basic & diluted                            $     (0.36)  $     (0.19)     $      (0.90)  $      (0.88)
                                                ===========   ===========      ============   ============

Weighted average shares outstanding-
     Basic & diluted                                 20,684        20,647            20,671         20,646

                                 NS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                       (Unaudited)
                                                                         June 30,      December 31,
                                                                           2003           2002
                                                                      -------------   -------------
ASSETS
Current assets
     Cash and equivalents                                             $      4,564    $     29,357
     Accounts receivable, net                                               32,167          12,653
     Inventories                                                            58,816          55,874
     Operating supplies and other                                           12,565          12,082
                                                                      ------------    ------------
            Total current assets                                           108,112         109,966
                                                                      ------------    ------------

Property, plant and equipment                                              198,097         197,751
     Less accumulated depreciation                                        (150,027)       (146,100)
                                                                      ------------    ------------
                                                                            48,070          51,651
                                                                      ------------    ------------
Long-term investments                                                            -           3,848
Other assets                                                                 3,644           5,416
Assets held for sale                                                         8,934           9,413
                                                                      ------------    ------------
            Total assets                                              $    168,760    $    180,294
                                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                 $     23,428    $      8,600
     Accrued liabilities and other                                          25,951          20,162
     Revolving credit facility                                              17,890               -
     Other notes payable                                                       838               -
     Current portion of restructuring liabilities                            4,775           4,656
     Current portion of long-term debt                                          34          33,555
                                                                      ------------    ------------
            Total current liabilities                                       72,916          66,973
                                                                      ------------    ------------
Long-term debt                                                                 464             482
Deferred income taxes                                                          332             332
Other long-term liabilities                                                  8,273           8,124
                                                                      ------------    ------------
                                                                             9,069           8,938
                                                                      ------------    ------------
Common shareholders' equity
     Common stock, no par value, 40,000 authorized,
       20,719 and 20,647, issued and oustanding                            283,153         282,935
     Treasury stock, at cost, 4,200 and 4,213 shares                       (35,489)        (35,572)
     Common stock options and warrants                                         822             759
     Accumulated other comprehensive income (loss)                             342            (328)
     Accumulated deficit                                                  (162,053)       (143,411)
                                                                      ------------    ------------
            Common shareholders' equity                                     86,775         104,383
                                                                      ------------    ------------
            Total liabilities and shareholders' equity                $    168,760    $    180,294
                                                                      ============    ============

See notes to condensed consolidated financial statements.

                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                          2003             2002
                                                                      -------------    -------------
CASH FLOWS - OPERATING ACTIVITIES
     Net loss                                                         $    (18,585)    $    (18,226)
     Adjustments to reconcile net loss to cash flows
      used by operating activities:
         Depreciation and amortization                                       3,926            5,728
         Amortization of debt discount and finance costs                       459              636
         Loss on sales of securities                                           453              120
     Changes in operating assets and liabilities:
         Accounts receivable, net                                          (19,514)            (826)
         Inventories                                                        (2,942)         (19,588)
         Other current assets                                                  (16)             704
         Accounts payable                                                   14,937            6,292
         Accrued liabilities                                                 5,680            4,063
         Restructuring liabilities                                             119             (337)
         Other, net                                                            212                -
                                                                      ------------     ------------
             Cash used by operating activities                             (15,271)         (21,434)
                                                                      ------------     ------------

CASH FLOWS - INVESTING ACTIVITIES
     Purchases of property, plant and equipment                               (438)            (997)
     Proceeds from investment sales                                          3,693            6,351
     Other                                                                   2,406              399
                                                                      ------------     ------------
             Cash provided by investing activities                           5,661            5,753
                                                                      ------------     ------------

CASH FLOWS - FINANCING ACTIVITIES
     Repayments of long-term debt                                          (33,787)             (16)
     Net borrowings under revolving credit facility                         17,890                -
     Increase in other notes payable                                           838                -
     Proceeds from issuance of common stock                                    271               11
     Additions to cost of treasury shares                                      (28)               -
     Payment of financing costs                                               (367)            (757)
                                                                      ------------     ------------
             Cash flows used by financing activities                       (15,183)            (762)
                                                                      ------------     ------------

Decrease in cash and equivalents                                           (24,793)         (16,443)
Cash and equivalents at beginning of period                                 29,357           72,383
                                                                      ------------     ------------
Cash and equivalents at end of period                                 $      4,564     $     55,940
                                                                      ============     ============

Supplemental disclosure of cash flows information -
     Cash paid during the period for interest                         $      3,983     $      4,648
     Cash paid (recovered) during the period for income taxes         $       (560)    $          -

See notes to condensed consolidated financial statements.

                                 NS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of NS Group, Inc. and its wholly owned subsidiaries (collectively referred to as "the Company"), Newport Steel Corporation ("Newport"), Koppel Steel Corporation ("Koppel"), Erlanger Tubular Corporation ("Erlanger"), and Northern Kentucky Management, Inc. All significant intercompany balances and transactions have been eliminated.

         The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes for complete financial statements as required by US GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the financial statements. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year. Reference should be made to NS Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 for additional footnote disclosure, including a summary of significant accounting policies.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with US GAAP requires that management make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those recorded estimates.

         EARNINGS AND LOSS PER SHARE

         Basic earnings or loss per share is computed by dividing the net income or loss for the period by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share reflects the potential dilution from securities that could result in additional common shares being issued which, for the Company, are comprised of stock options and warrants.

         The Company had a net loss for all periods presented, therefore, the effect of including dilutive securities in the calculation of earnings per share would have been anti-dilutive. At June 30, 2003 and 2002, options and warrants to purchase 2.0 million and 2.4 million common shares, respectively, were excluded from the calculation of diluted earnings per share.

         STOCK-BASED COMPENSATION

         As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No.123"), the Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock option grants for all periods were exercisable at prices equal to the fair market value of the Company's common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted. The fair values of the granted options are determined using the Black-Scholes option pricing model using assumptions that are evaluated and revised, as necessary, to reflect market conditions and experience.

         If the Company accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, net loss and diluted loss per share would have been increased to the pro forma amounts indicated below:

                                                        Three Months Ended               Six Months Ended
                                                              June 30,                       June 30,
(in thousands, except per share amounts)                2003           2002            2003            2002
                                                    -------------  -------------   -------------   -------------
Net loss as reported                                $     (7,370)  $     (3,919)   $    (18,585)   $    (18,226)

Deduct: Stock-based employee compensation
     expense determined under the fair value
     method for all awards, net of related tax
     effects                                                (592)          (914)         (1,384)         (1,835)
                                                    ------------   ------------    ------------    ------------

Pro forma net loss                                  $     (7,962)  $     (4,833)   $    (19,969)   $    (20,061)
                                                    ============   ============    ============    ============

Diluted loss per share - as reported                $      (0.36)  $      (0.19)   $      (0.90)   $      (0.88)

Effect of stock-based employee
     compensation expense determined under
     the fair value method for all awards, net of
     related tax effects                                   (0.02)         (0.04)          (0.07)          (0.09)
                                                    ------------   ------------    ------------    ------------
Diluted loss per share - pro forma                  $      (0.38)  $      (0.23)   $      (0.97)   $      (0.97)
                                                    ============   ============    ============    ============


NOTE 2: RESTRUCTURING LIABILITIES AND ASSETS HELD FOR SALE

         In 2001, the Company completed certain restructuring initiatives involving certain operations of its businesses. The Company discontinued the manufacturing of hot-rolled coils at its welded tubular facilities in Wilder, Kentucky and exited the special bar quality ("SBQ") business that was operated from its Koppel, Pennsylvania facility. As a result of these actions, in March 2001, the Company recorded restructuring charges of $56.2 million, including $43.4 million of asset impairment losses and $12.8 million of accruals for estimated employee related costs and facilities closing costs.

         Following is a summary of accrued restructuring liabilities and activity for the six months ended June 30, 2003:

 (in thousands)                       Current      Noncurrent       Total
                                   ------------   ------------   ------------
Balance, December 31, 2002         $     4,656    $     2,013    $     6,669
Cash payments                             (105)             -           (105)
Reclassifications                          224           (224)             -
                                   -----------    -----------    -----------
Balance, June 30, 2003             $     4,775    $     1,789    $     6,564
                                   ===========    ===========    ===========

         The remaining liabilities are for the estimated costs to settle operating contracts and payments for environmental remediation and landfill closure costs. The current restructuring liabilities are expected to be paid within the next twelve months, but the timing of any payments depends on the results of contract settlements and the progress of remediation work related to the landfill closure. The non-current liabilities are primarily related to post-closure maintenance and monitoring costs of the landfill over the next thirty years, and are included in Other Long-term Liabilities in the condensed consolidated balance sheet.

         The idled machinery and equipment and related inventories of spare parts and supplies of the restructured operations, are classified as Assets Held for Sale on the Company's condensed consolidated balance sheet. An independent broker is actively marketing the assets and sales amounted to $0.5 million during the six months ended June 30, 2003.

NOTE 3: COMPREHENSIVE INCOME (LOSS)

         The Company's other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities. Comprehensive losses for the periods were as follows:

                                            Three Months Ended              Six Months Ended
                                                 June 30,                        June 30,
(in thousands)                             2003           2002            2003            2002
                                       -------------  -------------   -------------   ------------
Net loss                               $     (7,370)  $     (3,919)   $    (18,585)   $   (18,226)
Net unrealized gains (losses)                   198           (680)            670           (307)
                                       ------------   ------------    ------------    -----------
Comprehensive loss                     $     (7,172)  $     (4,599)   $    (17,915)   $   (18,533)
                                       ============   ============    ============    ===========

NOTE 4: BUSINESS SEGMENT INFORMATION

         The Company reports its operations in one reportable segment - the Energy Products segment. The Energy Products segment consists primarily of welded and seamless tubular products used in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); and welded and seamless line pipe used in the transmission of oil, natural gas and other fluids. The Energy Products segment reflects the aggregation of the Company's welded and seamless business units, which have similar products and services, manufacturing processes, customers and distribution channels, and are consistent with both internal management reporting and resource and budgetary allocations.

         Three customers accounted for 19%, 14% and 11%, respectively, of the Energy Products segment's sales for the six months ended June 30, 2003, and three customers accounted for 15%, 13% and 11%, respectively, of the segment's sales for the six months ended June 30, 2002.

                                               Three Months Ended                Six Months Ended
                                                     June 30,                         June 30,
(in thousands)                                2003            2002              2003           2002
                                          -------------  ---------------   --------------  ------------
Net sales
     Welded products                        $ 30,238         $ 26,934         $  53,346      $ 44,342
     Seamless products                        35,671           27,917            63,038        49,357
                                            --------         --------         ---------      --------
                                            $ 65,909         $ 54,851         $ 116,384      $ 93,699
                                            ========         ========         =========      ========

                                            June 30,        December 31,
                                              2003             2002
                                            ---------      -------------
Assets
     Energy Products                        $ 152,618        $128,739
     Corporate                                 16,142          51,555
                                            ---------        --------
                                            $ 168,760        $180,294
                                            =========        ========

Corporate assets consist primarily of cash, investments and assets held for sale.

NOTE 5: INVENTORIES

         Inventories consist of the following:

                                 June 30,      December 31,
(in thousands)                     2003           2002
                               ------------   --------------
Raw materials                   $   13,698     $     20,108
Semi-finished and
    finished products               45,118           35,766
                                ----------     ------------
                                $   58,816     $     55,874
                                ==========     ============

NOTE 6: PRODUCT WARRANTIES

         The Company's products are used in applications which are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination or loss of production. The Company warrants its products to meet certain specifications and actual or claimed deficiencies from these specifications may give rise to claims. The Company maintains reserves for asserted and unasserted warranty claims. The warranty claim exposure is evaluated using historical claim trends and information available on specifically known claims. The Company also maintains product and excess liability insurance subject to certain deductibles that may limit the exposure to these claims. The Company considers the extent of insurance coverage in its estimate of the reserve. The incurrence of an unusually large or number of claims could alter the Company's exposure and the related reserves.

         The following table identifies changes in warranty reserves from December 31, 2002 to June 30, 2003:

(in thousands)
Balance, December 31, 2002                                $   1,842
     Accruals for warranties during the period                  680
     Accruals related to changes in estimates                   862
     Settlements made during the period                        (478)
                                                          ---------
Balance, June 30, 2003                                    $   2,906
                                                          =========

NOTE 7: CREDIT FACILITY AND LONG-TERM DEBT

         In the second quarter of 2003, the Company redeemed the remaining $33.8 million of its 13 1/2% senior secured notes that were due on July 15, 2003. The notes were redeemed at par plus accrued interest and were funded from existing cash balances and borrowings under the Company's credit facility.

         In connection with the note redemption, the Company amended its revolving credit facility. The facility provides up to $45.0 million under a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 1.00% to prime plus 1.75% with respect to domestic rate loans, and from the LIBOR rate plus 2.50% to LIBOR plus 3.25% with respect to LIBOR rate loans. The credit agreement contains financial and other covenants, including a minimum level of earnings, as defined in the agreement, and limitations on certain types of transactions, including the ability of the Company's subsidiaries to declare and pay dividends. The failure to meet these covenants could reduce the amount available for borrowing. At June 30, 2003, the Company was in compliance with these covenants. The facility is secured by a first priority lien on substantially all of the Company's inventories, accounts receivable, property, plant and equipment and related intangibles.

         As of June 30, 2003, the Company had outstanding loans of $17.9 million under the credit facility with an average weighted interest rate of 3.8%. In addition, $5.0 million of letters of credit were issued against the credit facility as collateral on self-insured workers compensation claims. The Company had approximately $16.0 million in additional borrowing availability under the facility as of June 30, 2003.

NOTE 8: SHELF REGISTRATION

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

         In March 2001, in connection with its restructuring, Newport closed its electric arc furnace operation and as such, ceased using oxygen and argon that was provided under a supply agreement with Air Products and Chemicals, Inc. ("Air Products"). On December 31, 2001, Air Products filed a civil action against Newport and NS Group, Inc. in the United States District Court for the Eastern District of Pennsylvania, Civil Action No. 01-7227, seeking damages for breach of contract. In August 2002, the action against NS Group, Inc. was dismissed without prejudice; however, in July 2003, NS Group, Inc. was reinstated as a defendant. Based on current information, the Company believes that the resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         Environmental Matters

         The Company is subject to federal, state and local environmental laws and regulations, including, among others, the Resource Conservation and Recovery Act ("RCRA"), the Clean Air Act, the 1990 Amendments to the Clean Air Act and the Clean Water Act, and all regulations promulgated in connection therewith. Such laws and regulations include those concerning the discharge of contaminants as air emissions or waste water effluents and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. As such, the Company is from time to time involved in administrative and judicial proceedings and administrative inquiries related to environmental matters.

         The Company operates a steel mini-mill at its Koppel, Pennsylvania facility that produces dust that contains lead, cadmium and chromium, and is classified as a hazardous waste. Dust produced by its electric arc furnace is collected through emission control systems and recycled at EPA-approved facilities.

         In October 2002, the United States Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") to Newport for certain alleged violations dating from 1998 to April 2000 of its Clean Air Act emission permit for Newport's electric arc furnace that was installed in 1999 and shuttered in early 2001. The NOV alleges that the permit issued to Newport in June 1998 was based upon an incorrect analysis as to potential emissions, and thus represented a violation of the Clean Air Act. In addition, the EPA has alleged certain violations of the Clean Water Act occurred at Newport's Wilder facility in 1998. Newport and the EPA have reached a tentative settlement for all these issues, subject to finalizing the required Agreed Order. The resolution of these claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         The Company has a hazardous waste landfill on its property in Wilder, Kentucky, which it no longer uses. In connection with the March 2001 restructuring actions, in which the Company closed Newport's melt shop and hot strip mill operations, the Company accrued the estimated costs for closure and post-closure care of the landfill. These costs were included in restructuring charges in the first quarter of 2001. In March 2003, the Kentucky Division of Waste Management issued a RCRA Part B permit modification to Newport that incorporated the Company's closure plan for the facility. Work has begun on the closure of the landfill and the Company expects the work to be completed by the end of 2003.

         In late 2001, the EPA designated Imperial Adhesives, Inc., a former subsidiary of the Company, as one of a number of potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by an independent operator. A preliminary study of the site is in its early stages. Consequently, it is too early to determine the Company's liability exposure. The Company believes, however, that the reasonably foreseeable resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         The Company had accrued liabilities of $5.1 million and $5.2 million, at June 30, 2003 and December 31, 2002, respectively, for environmental remediation obligations. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         -        asserted and unasserted claims;

         -        general economic conditions; and

         - other risks and uncertainties described in various sections of the Company's recent filings with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 and the Securities Act of 1934, including those set forth in Exhibit
                  99.1 "Risk Factors" to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

                              RESULTS OF OPERATIONS

OVERVIEW / OUTLOOK

         Our tubular products, commonly referred to as oil country tubular goods ("OCTG"), are primarily used in oil and natural gas drilling and production operations. The demand for OCTG is cyclical in nature, being dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is, among other things, dependent on the current and anticipated supply and demand for oil and natural gas. Oil and natural gas prices are volatile and can have a substantial effect upon drilling levels and resulting demand for our energy related products. In addition, shipments by domestic producers of OCTG products may be positively or negatively affected by the amount of inventory held by producers, distributors and end users, as well as by imports of OCTG products.

         The number of oil and natural gas drilling rigs in operation in the United States is referred to as "rig count". In response to strong oil and natural gas prices, rig count has risen steadily throughout the first half of 2003, reaching a high of 1,074 rigs at the end of June 2003. The average rig count for the three months and six months ended June 30, 2003 was 1,028 and 959, respectively, up 27.2% and 18.2 %, respectively, from the average rig count for the comparable periods in 2002. We expect natural gas prices will continue to support the current high level of drilling activity through the second half of 2003.

         In November 2001, the United States International Trade Commission ("ITC"), reported injury from various imported steel products under Section 201 of the 1974 Trade Act and recommended to the President of the United States a wide-scale program of quotas and duties. However, the ITC recommendation for quotas and duties did not include imports of oil country tubular goods and, as a result, we expect to continue to experience high levels of competition from imports. According to published industry reports and Company estimates, imports of OCTG products accounted for 23% of the total domestic market during the first six months of both 2003 and 2002.

         On March 5, 2002, the President of the United States announced his remedy decision in response to the ITC's Section 201 investigation on steel imports. Under the remedy decision, effective March 21, 2002, tariff rates of 30%, 24% and 18% will be applied to imports of hot-rolled coil for the next three years, respectively. Imports from Canada, Mexico, and certain other countries are exempt from the tariffs. The tariffs have had the effect of increasing the cost of imported hot-rolled coils, which, in turn, increases the cost of domestic hot-rolled coils. Increases in our steel costs have adversely affected, and will continue to adversely affect, our financial results if we are not able to successfully raise the price of our products to compensate for the increased costs.

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

SECOND QUARTER AND SIX MONTHS OF 2003 COMPARED TO SECOND QUARTER AND SIX MONTHS OF 2002.

        The Company's net sales, gross loss, operating loss and tons shipped for the three and six months ended June 30, 2003 and 2002 are summarized in the following table:

                              Three Months Ended             Change             Six Months Ended             Change
(dollars in thousands)             June 30,               2003 vs 2002              June 30,              2003 vs 2002
                            ----------------------     -----------------     ----------------------    -----------------
                               2003        2002           $         %           2003        2002          $         %
                            ----------  ----------     --------  -------     ----------  ----------    --------  -------
Net sales
    Welded products         $  30,238   $  26,934        3,304     12.3      $  53,346   $  44,342       9,004     20.3
    Seamless products          35,671      27,917        7,754     27.8         63,038      49,357      13,681     27.7
                            ---------   ---------      -------   ------      ---------   ---------     -------     ----
                            $  65,909   $  54,851       11,058     20.2      $ 116,384   $  93,699      22,685     24.2
                            =========   =========      =======   ======      =========   =========     =======     ====

Gross profit (loss)         $  (2,153)  $   2,253       (4,406)  (195.6)     $  (7,451)  $  (5,980)     (1,471)    24.6

Selling, general and
    administrative          $   3,805   $   3,872          (67)    (1.7)     $   8,283   $   8,194          89      1.1

Operating loss              $  (5,958)  $  (1,619)      (4,339)   268.0      $ (15,734)  $ (14,174)     (1,560)    11.0

Tons shipped
    Welded products            67,400      63,600        3,800      6.0        121,000     104,300      16,700     16.0
    Seamless products          45,500      32,200       13,300     41.3         80,900      57,500      23,400     40.7
                            ---------   ---------      -------   ------      ---------   ---------     -------     ----
                              112,900      95,800       17,100     17.8        201,900     161,800      40,100     24.8
                            =========   =========      =======   ======      =========   =========     =======     ====
Revenue per ton
    Welded products         $     449   $     424      $    25      5.9      $     441   $     425     $    16      3.8
    Seamless products       $     784   $     867      $   (83)    (9.6)     $     779   $     858     $   (79)    (9.2)

Average rig count               1,028         808          220     27.2            959         811         148     18.2


NET SALES

         The increases in net sales for both the three and six months of 2003 as compared to the comparable periods of 2002 were attributable to the higher volume of shipments of both welded and seamless products. The increases were partially offset by a decrease in average revenue per ton for our seamless products that resulted in part from a change in product mix toward lower priced products.

         The increases in shipments in both our welded and seamless energy products was caused by a higher consumption of OCTG products in light of increased drilling activity during the first half of 2003 as compared to the first half of 2002.

GROSS AND OPERATING LOSSES

         Our gross and operating losses for the three and six months ended June 30 were higher than the comparable periods in 2002, primarily because of higher purchased steel scrap and coil costs. Our gross margins were also negatively affected in the three and six months ended June 30, 2003 when compared to the comparable periods in 2002 because of lower revenue per ton for our seamless products. These negative effects were partially offset by a higher absorption of fixed costs due to higher operating levels in the first half of 2003 versus the first half of 2002. In addition, depreciation expense was $1.9 million lower in the first six months of 2003 than the comparable period in 2002. The lower deprecation expense is the result of the machinery and equipment placed in service in 1991 for the opening of our seamless operations becoming fully depreciated.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three and six months ended June 30, 2003 were virtually unchanged compared to the comparable periods in 2002.

INTEREST EXPENSE

         Interest expense for the three and six months ended June 30, 2003 was $1.2 million and $2.5 million lower, respectively, than the comparable periods in 2002 primarily as a result of the repayment of $35.0 million of our 13 1/2% senior secured notes in July 2002. As a result of the payoff of the remainder of our senior secured notes in June 2003 and the lower interest rates available under our revolving credit facility, we expect interest expense to be lower for the remainder of 2003 when compared to the first six months of 2003.

INVESTMENT INCOME (LOSS)

         Net investment income decreased $0.4 million and $1.3 million for the three and six months ended June 30, 2003, respectively, as compared to the comparable periods of 2002. The net investment loss for the first six months of 2003 includes $0.5 million of realized losses on investments compared to $0.1 million of realized losses in the first six months of 2002. The decrease in investment income from the 2002 amount is also the result of lower cash and investment balances at lower interest rates.

INCOME TAXES

         We exhausted our federal income tax refund capability in 1999, and accordingly, tax benefits from operating losses are offset by valuation allowances, resulting in no net federal tax benefit being recorded for losses.

NET LOSS

         We reported a net loss of $7.4 million, or a $0.36 loss per diluted share, for the three months ended June 30, 2003, compared to a net loss of $3.9 million, or a $0.19 loss per diluted share, for the three months ended June 30, 2002. For the six months ended June 30, 2003, we reported a net loss of $18.6 million, or a $0.90 loss per diluted share, compared to a net loss for the six months ended June 30, 2002 of $18.2 million, or an $0.88 loss per diluted share.

                         LIQUIDITY AND CAPITAL RESOURCES

         Working capital at June 30, 2003 was $35.2 million compared to $43.0 million at December 31, 2002. The working capital decrease was primarily due to our use of cash to repay our 13 1/2% senior secured notes and to fund operating losses for the period. The current ratio was 1.5 to 1 at June 30, 2003 compared to 1.6 to 1 at December 31, 2002.

OPERATING CASH FLOWS

         Cash used by operating activities for the six months ended June 30, 2003 was $15.3 million and resulted from a $19.5 million increase in accounts receivable and a $2.9 million increase in inventories, partially offset by increases of $14.9 million and $5.7 million in accounts payable and accrued liabilities, respectively. The increase in our accounts receivable balance is the result of higher sales in the second quarter of 2003 as compared to sales in the fourth quarter of 2002. The increase in inventories was to meet increases in customer demand. The increase in accounts payable is directly related to the higher production levels during the first half of 2003. Accrued liabilities increased principally as the result of a $5.2 million increase in deferred revenue, partially offset by a lower balance of accrued interest due to the payoff of our senior secured notes in the second quarter of 2003.

         Cash used by operating activities for the six months ended June 30, 2002 was $21.4 million and resulted from a $19.6 million increase in inventories, partially offset by increases of $6.3 million and $4.1 million in accounts payable and accrued liabilities, respectively. The increases in inventories and accounts payables were primarily related to purchases of hot-rolled coils and the build of finished goods inventories. The increased purchases of steel coils were based on our expectations of higher steel prices in the second half of 2002. We added to our finished goods inventory to meet anticipated increased customer demand in the second half of 2002. The increase in accrued liabilities was the result of an increase in deferred revenue, resulting from higher shipments in the June 2002 quarter.

INVESTING CASH FLOWS

         Cash flows from investing activities were $5.7 million and $5.8 million for the six months ended June 30, 2003 and 2002, respectively. Proceeds from the sales of long-term investments in both years were used for general corporate purposes. Other, net in 2003 includes $1.9 million from the cancellation of corporate owned life insurance policies. We made capital investments of $0.4 million and $1.0 million in the first six months of 2003 and 2002, respectively, primarily for maintenance capital. We currently estimate capital spending for 2003 to be approximately $1.4 million.

FINANCING CASH FLOWS

         In the second quarter of 2003, we redeemed the remaining $33.8 million of our 13 1/2% senior secured notes that were due on July 15, 2003. The notes were redeemed at par plus accrued interest and were funded from existing cash balances and borrowings under our credit facility.

         In connection with the note redemption, we amended our revolving credit facility. The facility provides up to $45.0 million under a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 1.00% to prime plus 1.75% with respect to domestic rate loans, and from the LIBOR rate plus 2.50% to LIBOR plus 3.25% with respect to LIBOR rate loans. The credit agreement contains financial and other covenants, including a minimum level of earnings, as defined in the agreement, and limitations on certain types of transactions, including the ability of the Company's subsidiaries to declare and pay dividends. The failure to meet these covenants could reduce the amount available for borrowing. At June 30, 2003, we were in compliance with these covenants. The facility is secured by a first priority lien on substantially all our inventories, accounts receivable, property, plant and equipment and related intangibles.

         As of June 30, 2003, we had outstanding loans of $17.9 million under the credit facility. In addition, $5.0 million of letters of credit were issued against the credit facility as collateral on self-insured workers compensation claims. In addition, we had approximately $16.0 million in additional borrowing availability under the facility as of June 30, 2003.

         Included in the proceeds from issuance of common stock for the six months of 2003, is $0.1 million resulting from the exercise of common stock warrants and the issuance of 23,398 of our common shares. In July 2003, all remaining outstanding common stock warrants were exercised resulting in proceeds of $0.7 million in cash proceeds and the issuance of 163,786 common shares.

         We believe that existing resources, including our revolving line of credit, together with cash flow from operations and other borrowing sources, will be sufficient to meet anticipated cash flow requirements for at least the next twelve months, even in the event that availability is reduced as a result of failure to meet a covenant.

         In July 2002 we filed a universal shelf registration statement for the issuance and sale from time to time to the public of up to $100 million in securities, including debt, preferred stock, common stock and warrants. The SEC declared the shelf registration effective in September 2002. No securities have been sold under this registration statement. We believe that the shelf registration statement will assist in providing us with flexibility in raising debt and/or equity financing in order to implement our strategic plan.

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

                      RECENTLY ISSUED ACCOUNTING STANDARDS

         Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No.13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 requires gains and losses on early extinguishment of debt to not be classified as extraordinary items as previously required under SFAS No. 4. SFAS No. 145 further requires any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented to be reclassified. Previously recorded losses on the early extinguishment of debt that were classified as an extraordinary item in prior periods have been reclassified to interest expense. The adoption of SFAS No. 145 had no effect on our consolidated financial position, consolidated results of operations, or cash flows.

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure about the effects on reported net income of an entity's stock-based employee compensation in interim financial statements. We adopted SFAS No. 148 on January 1, 2003. We did not change to the fair value based method of accounting for stock-based employee compensation. Accordingly, the adoption of SFAS No. 148 would only affect our financial condition or results of operations if we elect to change to the fair value method specified in SFAS No. 123. The adoption of SFAS No. 148 requires us to disclose the effects of its stock-based employee compensation in interim financial statements beginning with the first quarter of 2003 (see Note 1).

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on our consolidated financial position, consolidated results of operations, or cash flows.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We do not have any financial instruments that meet the provisions of SFAS No. 150; therefore, adopting the provisions of SFAS No. 150 had no effect on our consolidated financial position, consolidated results of operations, or cash flows.

         Effective January 1, 2003, we adopted FASB Interpretation No. 45,"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity's product warranty liabilities. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. Adoption of this Interpretation had no effect on our consolidated financial position, consolidated results of operations, or cash flows.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." ("FIN No. 46"). The interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. We have not utilized such entities and therefore the adoption of FIN No. 46 had no effect on our consolidated financial position, consolidated results of operations, or cash flows.

         In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the consensus guidance in this issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." the adoption of this issue did not have a material impact on our consolidated financial position, consolidated results of operations, or cash flows.

                                  OTHER MATTERS

OTHER

         You should read Note 9 to the notes to condensed consolidated financial statements for information pertaining to commitments and contingencies.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have not used derivative financial instruments for any purpose during the three and six months ended June 30, 2003 and 2002, including trading or speculating on changes in interest rates or commodity prices of materials.

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

         We are exposed to market risk for changes in interest rates for borrowings under our revolving credit facility. Borrowings under the credit facility bear interest at variable rates, and the fair value of the borrowings are not significantly affected by changes in market interest rates. If the interest rates on our credit facility were to increase by 1%, assuming our borrowings level at June 30, 2003, the increase in our interest expense would be less than $0.2 million on an annualized basis.

         We purchase natural gas and electricity for our operations and, therefore, have a limited market risk related to gas and electricity purchases in the open market at spot prices. The prices of such purchases and futures positions are subject to wide fluctuations due to unpredictable factors such as weather, government policies and demand for natural gas and competitive fuels. As a result, our earnings could be affected by changes in the price and availability of gas and electricity. As market conditions dictate, we from time to time will lock in future gas and electricity prices using fixed price contracts.

ITEM 4.    CONTROLS AND PROCEDURES

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         Refer to "Legal Matters" in Note 9 to our condensed consolidated financial statements included in Part I, Item 1 for a discussion of recent developments related to our legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders was held on May 14, 2003. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The shareholders elected Mr. David A. B. Brown, Mr. George
A. Helland, Jr. and Mr. Gary L. Kott as Class II Directors, to serve until the May 2006 annual meeting. All Class I and III Directors continued in office after the meeting. Mr. Brown, Mr. Helland, and Mr. Kott were elected by a vote of 18,081,492 shares, 18,080,042 shares and 18,081,492 shares, respectively, and 148,322 shares, 149,772 shares and 148,322 shares, respectively, withheld authority to vote. There were no other proposals considered or voted on at the meeting.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits - Reference is made to the Index to Exhibits, which is incorporated herein by reference.

         b)       Reports on Form 8-K

                  Current Report on Form 8-K dated April 3, 2003 furnishing under Item 9 the Company's press release dated April 2, 2003, announcing the early redemption call for $17.0 million of its senior secured notes.

                  Current Report on Form 8-K dated April 14, 2003 furnishing under Item 9 the Company's press release announcing the dates and times of the Company's conference call reporting the results for the quarter ended March 31, 2003.

                  Current Report on Form 8-K dated April 22, 2003 furnishing under Item 9 the Company's earnings press release for the quarter ended March 31, 2003.

                  Current Report on Form 8-K dated May 20, 2003 furnishing under
                  Item 9 the Company's press release dated May 20, 2003, announcing the early redemption call for $16.8 million of its senior secured notes.

                  Current Report on Form 8-K dated May 21, 2003 furnishing under
                  Item 9 the Company's materials in the form of a slide show presentation and/or printed charts to various individual and institutional investors commencing May 21, 2003.

                  Current Report on Form 8-K dated June 17, 2003 furnishing under Item 9 the Company's press release announcing its Chairman of its Board of Directors had entered into a formal plan to sell a portion of his holdings in the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NS GROUP, INC.

Date: August 8, 2003                  By: /s/ Rene J. Robichaud
                                      --------------------------
                                      Rene J. Robichaud
                                      President and Chief Executive Officer

Date: August 8, 2003                  By:  /s/ Thomas J. Depenbrock
                                      -----------------------------
                                      Thomas J. Depenbrock
                                      Vice President, Treasurer and
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

3.2           Amended and Restated By-Laws of Registrant, dated July 30, 2003, filed herewith.

10.1          Amendment No. 1 to Financing and Security Agreement Between The CIT Group/Business
              Credit, Inc. and Newport Steel Corporation and Koppel Steel Corporation, dated June
              20, 2003, filed herewith.

10.2          Amended and Restated Guaranty Agreement of NS Group, Inc. and Erlanger Tubular
              Corporation and Northern Kentucky Management, Inc., dated June 20, 2003, filed herewith.

12.1          Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1          Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), filed herewith.

31.2          Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), filed herewith.

32.1          Certification Pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b),
              filed herewith.

32.2          Certification Pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b),
              filed herewith.