Form 10-Q/A
period 2003-06-30
NS GROUP INC
filed 2003-08-12
CIK 745026

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

At August 8, 2003, there were 20,862,886 shares outstanding of the Company's common stock.

PART II  OTHER INFORMATION

EXPLANATORY NOTE

Item 6 of Part II of our Form 10-Q for the period ended June 30, 2003 is being amended to file exhibit 10.1 and 10.2 which, while listed as an exhibit to the Form 10-Q, were inadvertently omitted when the document was EDGARized and filed with the United States Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NS GROUP, INC.

Date: August 11, 2003                            By: /s/ Thomas J. Depenbrock
                                                 -------------------------------
                                                 Thomas J. Depenbrock
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS

Number                               Description
------                               -----------
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