Form 10-Q
period 2003-09-30
NS GROUP INC
filed 2003-11-04
CIK 745026

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

At November 3, 2003, there were 20,886,284 shares outstanding of the Company's common stock.

                                 NS GROUP, INC.

                                      INDEX

                                                                             Page No.
                                                                             --------
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Statements of Operations........           3
               Condensed Consolidated Balance Sheets..................           4
               Condensed Consolidated Statements of Cash Flows........           5
               Notes to Condensed Consolidated Financial Statements...           6

Item 2.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................          15

Item 3.        Quantitative and Qualitative Disclosures About
                Market Risk...........................................          25

Item 4.        Controls and Procedures................................          25

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings......................................          26

Item 6.        Exhibits and Reports on Form 8-K.......................          26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts) (Unaudited)

                                              Three Months Ended              Nine Months Ended
                                                 September 30,                   September 30,
                                              2003            2002            2003            2002
                                          -----------     -----------     -----------     -----------
Net sales                                 $    73,577     $    57,297     $   189,961     $   150,996

Cost of products sold                          72,367          57,615         196,202         157,294
                                          -----------     -----------     -----------     -----------
   Gross profit (loss)                          1,210            (318)         (6,241)         (6,298)

Selling, general and administrative             3,233           5,189          11,516          13,383
                                          -----------     -----------     -----------     -----------
   Operating loss                              (2,023)         (5,507)        (17,757)        (19,681)

Investment income (loss)                           41              69            (122)          1,190
Interest expense                                 (280)         (1,565)         (3,075)         (6,819)
Other income, net                                  52            (455)            159            (374)
                                          -----------     -----------     -----------     -----------
   Loss before income taxes                    (2,210)         (7,458)        (20,795)        (25,684)
Provision for income taxes                          -               -               -               -
                                          -----------     -----------     -----------     -----------
   Net loss                               $    (2,210)    $    (7,458)    $   (20,795)    $   (25,684)
                                          ===========     ===========     ===========     ===========

Net loss per common share -
   Basic and diluted                      $     (0.11)    $     (0.36)    $     (1.00)    $     (1.24)
                                          ===========     ===========     ===========     ===========

Weighted average shares outstanding -
   Basic and diluted                           20,859          20,647          20,735          20,647

See accompanying notes to condensed consolidated financial statements.

                                 NS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              (Unaudited)
                                                             September 30,      December 31,
                                                                  2003              2002
                                                             -------------     -------------
ASSETS
Current assets
   Cash and equivalents                                      $       3,784     $      29,357
   Accounts receivable, net                                         28,841            12,653
   Inventories                                                      62,219            55,874
   Operating supplies and other                                     11,195            12,082
                                                             -------------     -------------
          Total current assets                                     106,039           109,966
                                                             -------------     -------------
Property, plant and equipment                                      198,360           197,751
   Less accumulated depreciation                                  (151,373)         (146,100)
                                                             -------------     -------------
                                                                    46,987            51,651
                                                             -------------     -------------
Long-term investments                                                    -             3,848
Other assets                                                         3,620             5,416
Assets held for sale                                                 8,934             9,413
                                                             -------------     -------------
          Total assets                                       $     165,580     $     180,294
                                                             =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                          $      28,370     $       8,600
   Accrued liabilities and other                                    25,783            20,162
   Revolving credit facility                                        12,504                 -
   Other notes payable                                                 423                 -
   Current portion of restructuring liabilities                      4,018             4,656
   Current portion of long-term debt                                    35            33,555
                                                             -------------     -------------
          Total current liabilities                                 71,133            66,973
                                                             -------------     -------------
Long-term debt                                                         456               482
Deferred income taxes                                                  332               332
Other long-term liabilities                                          8,453             8,124
                                                             -------------     -------------
                                                                     9,241             8,938
                                                             -------------     -------------
Common shareholders' equity
   Common stock, no par value, 40,000 shares authorized,
    20,886 and 20,647, issued                                      284,117           282,935
   Treasury stock, at cost, 4,197 and 4,213 shares                 (35,460)          (35,572)
   Common stock options and warrants                                   545               759
   Accumulated other comprehensive income (loss)                       272              (328)
   Accumulated deficit                                            (164,268)         (143,411)
                                                             -------------     -------------
          Common shareholders' equity                               85,206           104,383
                                                             -------------     -------------

          Total liabilities and shareholders' equity         $     165,580     $     180,294
                                                             =============     =============

See accompanying notes to condensed consolidated financial statements.

                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                  2003           2002
                                                               ----------     ----------
CASH FLOWS - OPERATING ACTIVITIES
  Net loss                                                     $  (20,795)    $  (25,684)
  Adjustments to reconcile net loss to cash flows
  used by operating activities:
     Depreciation and amortization                                  5,299          8,430
     Amortization of debt discount and finance costs                  531            818
     Loss on sales of securities                                      453            372
     Charges related to early debt extinguishment                       -            615
  Changes in operating assets and liabilities:
     Accounts receivable, net                                     (16,188)        (1,163)
     Inventories                                                   (6,345)       (19,074)
     Other current assets                                           1,219            282
     Accounts payable                                              19,770          3,416
     Accrued liabilities                                            5,621          1,156
     Restructuring liabilities                                       (878)          (392)
     Other, net                                                       644            433
                                                               ----------     ----------
       Cash used by operating activities                          (10,669)       (30,791)
                                                               ----------     ----------

CASH FLOWS - INVESTING ACTIVITIES
  Purchases of property, plant and equipment                         (728)        (1,737)
  Proceeds from investment sales                                    3,693         10,157
  Net proceeds from sale of assets held for sale                      479            733
  Other                                                             1,947           (150)
                                                               ----------     ----------
       Cash provided by investing activities                        5,391          9,003
                                                               ----------     ----------

CASH FLOWS - FINANCING ACTIVITIES
  Repayments of long-term debt                                    (33,793)       (35,025)
  Net borrowings under revolving credit facility                   12,504              -
  Increase in other notes payable                                     424              -
  Proceeds from exercise of options and warrants                      949             11
  Additions to cost of treasury shares                                (28)             -
  Payment of financing costs                                         (351)          (761)
                                                               ----------     ----------
       Cash used by financing activities                          (20,295)       (35,775)
                                                               ----------     ----------

Decrease in cash and equivalents                                  (25,573)       (57,563)
Cash and equivalents at beginning of period                        29,357         72,383
                                                               ----------     ----------

Cash and equivalents at end of period                          $    3,784     $   14,820
                                                               ==========     ==========

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest                     $    4,137     $    9,292
  Cash paid (recovered) during the period for income taxes     $     (560)    $        -

See accompanying notes to condensed consolidated financial statements.

                                 NS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of NS Group, Inc. and its wholly owned subsidiaries (collectively referred to as "the Company"): Newport Steel Corporation ("Newport"), Koppel Steel Corporation ("Koppel"), Erlanger Tubular Corporation ("Erlanger"), and Northern Kentucky Management, Inc. All significant intercompany balances and transactions have been eliminated.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position and the cash flows and the results of operations for the periods shown. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. Certain reclassifications of prior period amounts have been made to conform to the current period presentation. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes, including a summary of significant accounting policies, in NS Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002.

         USE OF ESTIMATES

         Estimates and assumptions are used by the Company in the preparation of the financial statements. The estimates and assumptions are based on historical experience and business knowledge and are revised as circumstances change. Actual results could differ from the estimates.

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

         The Company had a net loss for all periods presented; therefore, the effect of including dilutive securities in the calculation of earnings per share would have been anti-dilutive. At September 30, 2003 and 2002, options and warrants to purchase 1.8 million and 2.2 million common shares, respectively, were excluded from the calculation of diluted earnings per share.

         STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock option grants for all periods were exercisable at prices equal to the fair market value of the Company's common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted. The fair values of the granted options are determined using the Black-Scholes option-pricing model using assumptions that are evaluated and revised, as necessary, to reflect market conditions and experience.

         If the Company accounted for stock-based compensation using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", net loss and diluted loss per share would have been increased to the pro forma amounts indicated below:

                                                           Three Months Ended                     Nine Months Ended
                                                              September 30,                         September 30,
(in thousands, except per share amounts)                 2003              2002                2003               2002
                                                    --------------    --------------     ---------------     --------------
Net loss - as reported                              $       (2,210)   $       (7,458)    $       (20,795)    $      (25,684)

Deduct: Stock-based employee compensation
   expense determined under the fair value
   method for all awards, net of related tax
   effects                                                    (455)             (582)             (1,839)            (2,417)
                                                    --------------    --------------     ---------------     --------------
Net loss - pro forma                                $       (2,665)   $       (8,040)    $       (22,634)    $      (28,101)
                                                    ==============    ==============     ===============     ==============

Diluted loss per share - as reported                $        (0.11)   $        (0.36)    $         (1.00)    $        (1.24)

Effect of stock-based employee
   compensation expense determined under
   the fair value method for all awards, net of
   related tax effects                                       (0.02)            (0.03)              (0.09)             (0.12)
                                                    --------------    --------------     ---------------     --------------
Diluted loss per share - pro forma                  $        (0.13)   $        (0.39)    $         (1.09)    $        (1.36)
                                                    ==============    ==============     ===============     ==============

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

         Following is a summary of the accrued restructuring liabilities and activity for the nine months ended September 30, 2003:

(in thousands)                   Current    Noncurrent      Total
                                --------    ----------     --------
Balance, December 31, 2002      $  4,656     $  2,013     $  6,669
Cash payments                       (878)           -         (878)
Reclassifications                    240         (240)           -
                                --------     --------     --------
Balance, September 30, 2003     $  4,018     $  1,773     $  5,791
                                ========     ========     ========

         The remaining liabilities are for the estimated costs to settle operating contracts and payments for environmental remediation and landfill closure costs. The cash payments in 2003 are primarily related to the closure of the landfill formerly used by the Company's welded operations in Kentucky. The remaining current restructuring liabilities are expected to be paid within the next twelve months, but the timing of any payments depends on the results of contract settlements and the progress of the landfill closure work. Based on information currently available, the Company believes that the restructuring reserves at September 30, 2003 are adequate. The non-current liabilities are primarily related to post-closure maintenance and monitoring costs of the landfill over the next thirty years, and are included in Other Long-term Liabilities in the condensed consolidated balance sheet.

         The idled machinery and equipment and related inventories of spare parts and supplies of the restructured operations are classified as Assets Held for Sale on the Company's condensed consolidated balance sheet. An independent broker is actively marketing the assets and sales amounted to $0.5 million during the nine months ended September 30, 2003. See Note 10: Subsequent Event for additional information related to the assets held for sale.

NOTE 3: COMPREHENSIVE INCOME (LOSS)

         The Company's other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities. Comprehensive losses for the periods were as follows:

                                      Three Months Ended            Nine Months Ended
                                         September 30,                 September 30,
(in thousands)                       2003           2002           2003           2002
                                  ----------     ----------     ----------     ----------
Net loss                          $   (2,210)    $   (7,458)    $  (20,795)    $  (25,684)
Net unrealized gains (losses)            (70)          (380)           600           (687)
                                  ----------     ----------     ----------     ----------
Comprehensive loss                $   (2,280)    $   (7,838)    $  (20,195)    $  (26,371)
                                  ==========     ==========     ==========     ==========

NOTE 4: BUSINESS SEGMENT INFORMATION

         The Company reports its operations in one reportable segment - the Energy Products segment. The Energy Products segment consists primarily of welded and seamless tubular products used in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG) and welded and seamless line pipe used in the transmission of oil, natural gas and other fluids. The Energy Products segment reflects the aggregation of the Company's welded and seamless business units, which have similar products and services, manufacturing processes, customers and distribution channels, and which is consistent with both internal management reporting and resource and budgetary allocations.

         Four customers accounted for 19%, 12%, 11% and 10% respectively, of the Energy Products segment's sales for the nine months ended September 30, 2003, and two of these same customers accounted for 17% and 12% of the segment's sales for the nine months ended September 30, 2002.

                            Three Months Ended              Nine Months Ended
                               September 30,                  September 30,
(in thousands)              2003           2002           2003           2002
                         ----------     ----------     ----------     ----------
Net sales
   Welded products       $   34,314     $   24,500     $   87,660     $   68,842
   Seamless products         39,263         32,797        102,301         82,154
                         ----------     ----------     ----------     ----------
                         $   73,577     $   57,297     $  189,961     $  150,996
                         ==========     ==========     ==========     ==========

                         September 30,    December 31,
                             2003             2002
                         -------------    ------------
Assets
   Energy Products       $     147,495    $    128,739
   Corporate                    18,085          51,555
                         -------------    ------------
                         $     165,580    $    180,294
                         =============    ============

         Corporate assets consist primarily of cash, real estate and assets held for sale.

NOTE 5: INVENTORIES

         Inventories consist of the following:

                      September 30,      December 31,
(in thousands)             2003              2002
                      -------------     -------------
Raw materials         $      17,292     $      20,108
Semi-finished and
  finished products          44,927            35,766
                      -------------     -------------
                      $      62,219     $      55,874
                      =============     =============

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

         The following table identifies changes in warranty reserves from December 31, 2002 to September 30, 2003:

(in thousands)
Balance, December 31, 2002                    $   1,842
   Accruals for warranties during the period        833
   Accruals related to changes in estimates         863
   Settlements made during the period              (687)
                                              ---------
Balance, September 30, 2003                   $   2,851
                                              =========

NOTE 7: CREDIT FACILITY AND LONG-TERM DEBT

         In the second quarter of 2003, the Company redeemed the remaining $33.8 million of its 13 1/2% senior secured notes that were due on July 15, 2003. The notes were redeemed at par plus accrued interest, and the redemption was funded from existing cash balances and borrowings under the Company's credit facility.

         In connection with the note redemption, the Company amended its revolving credit facility. The facility provides up to $45.0 million under a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 1.00% to prime plus 1.75% with respect to domestic rate loans, and from the LIBOR rate plus 2.50% to LIBOR plus 3.25% with respect to LIBOR rate loans. The credit agreement contains financial and other covenants, including a minimum level of earnings, as defined in the agreement, and limitations on certain types of transactions, including the ability of the Company's subsidiaries to declare and pay dividends. The failure to meet finance covenants related to earnings could reduce the amount available for borrowing. At September 30, 2003, the Company believes it was in material compliance with these covenants. The facility is secured by a first priority lien on substantially all of the Company's inventories, accounts receivable, property, plant and equipment and related intangibles.

         As of September 30, 2003, the Company had outstanding loans of $12.5 million under the credit facility with an average weighted interest rate of 3.6%. In addition, $5.0 million of letters of credit were issued against the credit facility as collateral on self-insured workers compensation claims. The Company had approximately $25.6 million in additional borrowing availability under the facility as of September 30, 2003.

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

         Legal Matters

         The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental matters, workers' compensation, health care and product liability coverages (each of which is self-insured to certain levels), as well as commercial and other matters. The Company accrues for the cost of such matters when the incurrence of such costs is probable and can be reasonably estimated. Based upon its evaluation of currently available information, management does not believe that any such matters will have, individually or in the aggregate, a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         In March 2001, in connection with its restructuring, Newport closed its electric arc furnace operation and as such, ceased using oxygen and argon that was provided under a supply agreement with Air Products and Chemicals, Inc. ("Air Products"). On December 31, 2001, Air Products filed a civil action against Newport and NS Group, Inc. in the United States District Court for the Eastern District of Pennsylvania, Civil Action No. 01-7227, seeking damages for breach of contract. Based upon its analysis of current available information, the Company believes that the resolution of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

         In October 2002, the United States Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") to Newport for certain alleged violations dating from 1998 to April 2000 of its Clean Air Act emission permit for Newport's electric arc furnace that was installed in 1999 and shuttered in early 2001. The NOV alleges that the permit issued to Newport in June 1998 was based upon an incorrect analysis as to potential emissions, and thus represented a violation of the Clean Air Act. In addition, the EPA has alleged certain violations of the Clean Water Act occurred at Newport's Wilder facility in 1998. Newport and the EPA have reached a tentative settlement for all these issues, subject to finalizing the required Agreed Order. The proposed resolution of these claims in accordance with the tentative settlement will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

         At September 30, 2003 and December 31, 2002, the Company had accrued $4.4 million and $5.2 million, respectively, for environmental remediation obligations. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 10: SUBSEQUENT EVENT

         In October 2003, the Company entered into a contract to sell a majority of its assets classified as Assets Held for Sale in its September 30, 2003 condensed consolidated balance sheet. The net sale price for the assets approximates their recorded book value. Pursuant to the terms of the contract, the Company will receive cash payments over the period the assets are removed, which is expected to last until mid-year 2004. The sale is conditioned upon finalizing a definitive letter of credit with the buyer.

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

         The number of oil and natural gas drilling rigs in operation in the United States is referred to as "rig count". In response to strong oil and natural gas prices, rig count has risen throughout the first nine months of 2003, reaching 1,107 on October 31, 2003. The average rig count for the three months and nine months ended September 30, 2003 was 1,088 and 1,001, respectively, up 27.5% and 20.6%, respectively, from the average rig count for the comparable periods in 2002. Based upon current settlement prices for natural gas futures, we expect the current levels of drilling activity to continue through 2004.

         In November 2001, the United States International Trade Commission ("ITC"), reported injury from various imported steel products under Section 201 of the 1974 Trade Act and recommended to the President of the United States a wide-scale program of quotas and duties. However, the ITC recommendation for quotas and duties did not include imports of oil country tubular goods and, as a result, we expect to continue to experience high levels of competition from imports. According to published industry reports and our estimates, imports of OCTG products accounted for 24% and 22%, respectively, of the total domestic market during the first nine months of 2003 and 2002.

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

THIRD QUARTER AND NINE MONTHS OF 2003 COMPARED TO THIRD QUARTER AND NINE MONTHS OF 2002.

         The Company's net sales, gross profit (loss), operating loss and tons shipped for the three and nine months ended September 30, 2003 and 2002 are summarized in the following table:

                           Three Months Ended         Change           Nine Months Ended           Change
(dollars in thousands)        September 30,        2003 vs 2002          September 30,          2003 vs 2002
                          --------------------    ---------------    ----------------------    ---------------
                            2003        2002         $        %        2003         2002         $         %
                          --------    --------    -------   -----    ---------    ---------    ------    -----
Net sales
   Welded products        $ 34,314    $ 24,500     9,814     40.1    $  87,660    $  68,842    18,818     27.3
   Seamless products        39,263      32,797     6,466     19.7      102,301       82,154    20,147     24.5
                          ------------------------------------------------------------------------------------
                          $ 73,577    $ 57,297    16,280     28.4    $ 189,961    $ 150,996    38,965     25.8
                          ====================================================================================

Gross profit (loss)       $  1,210    $   (318)    1,528    480.5    $  (6,241)   $  (6,298)       57      0.9

Selling, general and
 administrative           $  3,233    $  5,189    (1,956)   (37.7)   $  11,516    $  13,383    (1,867)   (14.0)

Operating loss            $ (2,023)   $ (5,507)    3,484     63.3    $ (17,757)   $ (19,681)    1,924      9.8

Tons shipped
   Welded products          73,400      54,000    19,400     35.9      194,400      158,300    36,100     22.8
   Seamless products        46,900      41,200     5,700     13.8      127,800       98,700    29,100     29.5
                          ------------------------------------------------------------------------------------
                           120,300      95,200    25,100     26.4      322,200      257,000    65,200     25.4
                          ====================================================================================
Revenue per ton
   Welded products        $    467    $    454        13      2.9    $     451    $     435        16      3.7
   Seamless products      $    837    $    795        42      5.3    $     800    $     831       (31)    (3.7)

Average rig count            1,088         853       235     27.5        1,001          830       171     20.6

NET SALES

         The increases in net sales for both the three and nine months of 2003 as compared to the comparable periods of 2002 were attributable to the higher volume of shipments of both welded and seamless products. The increases in net sales were also attributable to an increase in average revenue per ton, with the exception for the nine month comparable period, where we experienced a decrease in average revenue per ton for our seamless products that resulted in part from a change in product mix toward lower priced products.

         The increases in shipments in both our welded and seamless energy products were caused by a higher consumption of OCTG products in light of increased drilling activity during the first nine months of 2003 as compared to the same period of 2002.

GROSS PROFIT AND LOSSES AND OPERATING LOSSES

         We reported a gross profit of $1.2 million and a gross loss of $6.2 million, respectively, for the three and nine months ended September 30, 2003, compared to gross losses of $0.3 million and $6.3 million in the comparable periods in 2002. Operating losses were $2.0 million and $17.8 million, respectively, for the three and nine months ended September 30, 2003 and were $5.5 million and $19.7 million, respectively, for the comparable periods in 2002.

         Our gross margins improved for the comparable three-month periods as a result of higher absorption of fixed costs due to higher operating levels in 2003 compared to the same period of 2002. Also, higher average revenue per ton contributed to the improvement. These factors were partially offset by higher purchased steel scrap and coil costs in the three and nine month periods of 2003 versus the comparable periods of a year ago.

         Depreciation expense was lower by $1.4 million and $3.1 million, respectively, for the three and nine months ended September 30, 2003 than for the comparable periods in 2002. The lower depreciation expense is the result of the machinery and equipment placed in service in 1991 for the opening of our seamless operations becoming fully depreciated.

         As a result of recent steel coil price announcements by our suppliers, we expect our purchased coil costs to increase in the fourth quarter of 2003 and at least the first quarter of 2004 over our purchase costs incurred in the third quarter of 2003. There can be no assurance that we will be able to successfully raise the price of our welded tubular products to compensate for any increased costs in steel coils.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were lower by $2.0 million and $1.9 million, respectively, for the three and nine months ended September 30, 2003 when compared to the comparable periods in 2002. The decrease for both periods is primarily the result of our recognizing in the third quarter of 2002 reorganization costs and professional fees incurred in connection with reviews for improvements in our business processes. In addition, reductions in personnel and associated costs also contributed to the decreases in expenses.

INTEREST EXPENSE

         Interest expense for the three and nine months ended September 30, 2003 was $1.3 million and $3.7 million lower, respectively, than the comparable periods in 2002. The reductions in expense are the result of a $35.0 million repayment of our 13 1/2% senior secured notes in July 2002, and a $33.8 million reduction of the notes in June 2003. As a result of the retirement of our senior secured notes in June 2003, and the lower interest rates available under our revolving credit facility, we expect interest expense to be lower for the remainder of 2003 when compared to 2002 expense amounts.

INVESTMENT INCOME (LOSS)

         Net investment income decreased $1.3 million for the nine months ended September 30, 2003, as compared to the comparable period of 2002. The net investment loss for the first nine months of 2003 includes $0.5 million of realized losses on investments compared to $0.4 million of realized losses in the first nine months of 2002. Investment income in 2003 is also lower than 2002 amounts because of using our investments to pay off our senior secured notes in 2002 and 2003.

OTHER INCOME, NET

         In the three months ended September 30, 2002, we recognized $0.6 million of charges related to the early extinguishment of debt and reported the charges as extraordinary charges. Statement of Financial Accounting Standards No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No.13, and Technical Corrections", became effective for us on January 1, 2003, and accordingly, we have reclassified the extraordinary charges to other income in accordance with the pronouncement.

INCOME TAXES

         We exhausted our federal income tax refund capability in 1999, and accordingly, tax benefits from operating losses are offset by valuation allowances, resulting in no net federal tax benefit being recorded for losses.

NET LOSS

         We reported a net loss of $2.2 million, or an $0.11 loss per diluted share, for the three months ended September 30, 2003, compared to a net loss of $7.5 million, or a $0.36 loss per diluted share, for the three months ended September 30, 2002. For the nine months ended September 30, 2003, we reported a net loss of $20.8 million, or a $1.00 loss per diluted share, compared to a net loss for the nine months ended September 30, 2002 of $25.7 million, or a $1.24 loss per diluted share.

                         LIQUIDITY AND CAPITAL RESOURCES

         Working capital at September 30, 2003 was $34.9 million compared to $43.0 million at December 31, 2002. The working capital decrease was primarily due to our use of cash to repay our 13 1/2% senior secured notes and to fund operating losses for the period. Our current ratio was 1.5 to 1 at September 30, 2003 compared to 1.6 to 1 at December 31, 2002.

OPERATING CASH FLOWS

         Cash used by operating activities for the nine months ended September 30, 2003 was $10.7 million and resulted from a $16.2 million increase in accounts receivable and a $6.3 million increase in inventories, offset by increases of $19.8 million and $5.6 million in accounts payable and accrued liabilities, respectively. The increase in our accounts receivable balance is the result of higher sales in the third quarter of 2003 as compared to sales in the fourth quarter of 2002. The increase in inventories was to meet increases in customer demand. The increase in accounts payable is directly related to the higher production levels experienced in third quarter of 2003. Accrued liabilities increased principally as the result of a $5.5 million increase in deferred revenue, partially offset by a lower balance of accrued interest due to the payoff of our senior secured notes in the second quarter of 2003.

         Cash used by operating activities for the nine months ended September 30, 2002 was $30.8 million and resulted from a $19.1 million increase in inventories, partially offset by increases of $3.4 million and $1.2 million in accounts payable and accrued liabilities, respectively. We added to our inventory levels in the first half of 2002 to minimize expected higher coil costs and to meet anticipated increased customer demand in the second half of 2002. Accrued liabilities increased principally as the result of an increase in deferred revenue, partially offset by a lower balance of accrued interest because of a reduced balance of debt and differing interest accrual periods.

INVESTING CASH FLOWS

         Cash flows from investing activities were $5.4 million and $9.0 million for the nine months ended September 30, 2003 and 2002, respectively. Proceeds from the sales of long-term investments in both years were used for general corporate purposes. Other, net in 2003 includes $1.9 million from the cancellation of corporate owned life insurance policies. We made capital investments of $0.7 million and $1.7 million in the first nine months of 2003 and 2002, respectively, primarily for maintenance capital. We currently estimate total capital spending for 2003 will be $1.2 million.

FINANCING CASH FLOWS

         In the second quarter of 2003, we redeemed the remaining $33.8 million of our 13 1/2% senior secured notes that were due on July 15, 2003. The notes were redeemed at par plus accrued interest and were funded from existing cash balances and borrowings under our credit facility.

         In connection with the note redemption, we amended our revolving credit facility. The facility provides up to $45.0 million under a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 1.00% to prime plus 1.75% with respect to domestic rate loans, and from the LIBOR rate plus 2.50% to LIBOR plus 3.25% with respect to LIBOR rate loans. The credit agreement contains financial and other covenants, including a minimum level of earnings, as defined in the agreement, and limitations on certain types of transactions, including the ability of the Company's subsidiaries to declare and pay dividends. The failure to meet these the financial covenants related to earnings could reduce the amount available for borrowing. At September 30, 2003, we were in compliance with these covenants. The facility is secured by a first priority lien on substantially all our inventories, accounts receivable, property, plant and equipment and related intangibles.

         As of September 30, 2003, we had outstanding loans of $12.5 million under the credit facility. In addition, $5.0 million of letters of credit were issued against the credit facility as collateral on self-insured workers compensation claims. In addition, we had approximately $25.6 million in additional borrowing availability under the facility as of September 30, 2003.

         Included in the proceeds from issuance of common stock for the nine months of 2003 is $0.7 million resulting from the exercise of common stock warrants and the issuance of 187,184 of our common shares.

         In October 2003, we entered into a contract to sell a majority of our assets classified as Assets Held for Sale in our September 30, 2003 condensed consolidated balance sheet. The net sale price for the assets approximates their recorded book value. Pursuant to the terms of the contract, we will receive cash payments over the period the assets are removed, which is expected to last until mid-year 2004. The sale is conditioned upon finalizing a definitive letter of credit with the buyer.

         We believe that existing resources, including our revolving credit facility, together with cash flow from operations and other borrowing sources, will be sufficient to meet anticipated cash flow requirements for at least the next twelve months, even in the event that availability under our revolving credit facility is reduced as a result of failure to meet a covenant.

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

                      RECENTLY ISSUED ACCOUNTING STANDARDS

         Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No.13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 requires gains and losses on early extinguishment of debt to not be classified as extraordinary items as previously required under SFAS No. 4. SFAS No. 145 further requires any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented to be reclassified. Previously recorded losses on the early extinguishment of debt that were classified as an extraordinary item in prior periods have been reclassified to Other Income, net. The adoption of SFAS No. 145 had no effect on our consolidated financial position, consolidated results of operations, or cash flows.

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure about the effects on reported net income of an entity's stock-based employee compensation in interim financial statements. We adopted SFAS No. 148 on January 1, 2003. We did not change to the fair value based method of accounting for stock-based employee compensation. Accordingly, the adoption of SFAS No. 148 would only affect our financial condition or results of operations if we elect to change to the fair value method specified in SFAS No. 123. The adoption of SFAS No. 148 required us to disclose the effects of our stock-based employee compensation in interim financial statements beginning with the first quarter of 2003 (see Note 1).

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no effect on our consolidated financial position, consolidated results of operations, or cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We have issued no financial instruments that meet the provisions of SFAS No. 150; therefore, adopting the provisions of SFAS No. 150 had no effect on our consolidated financial position, consolidated results of operations, or cash flows.

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

         In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the consensus guidance in this issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The adoption of this issue had no effect on our consolidated financial position, consolidated results of operations, or cash flows.

                                  OTHER MATTERS

OTHER

         You should read Note 9 to the notes to condensed consolidated financial statements for information pertaining to commitments and contingencies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have not used derivative financial instruments for any purpose during the three and nine months ended September 30, 2003 and 2002, including trading or speculating on changes in interest rates or commodity prices of materials.

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

         We are exposed to market risk for changes in interest rates for borrowings under our revolving credit facility. Borrowings under the credit facility bear interest at variable rates, and the fair value of the borrowings are not significantly affected by changes in market interest rates. If the interest rates on our credit facility were to increase by 1%, assuming our borrowings level at September 30, 2003, the increase in our interest expense would be less than $0.2 million on an annualized basis.

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

ITEM 4. CONTROLS AND PROCEDURES

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. During the quarter ended September 30, 2003, there was no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

   b)    Reports on Form 8-K

         Current Report on Form 8-K dated July 15, 2003, furnishing under Item 9 the Company's press release announcing the dates and times of the Company's conference call reporting the results for the quarter ended June 30, 2003.

         Current Report on Form 8-K dated July 22, 2003, furnishing under Item 9 the Company's earnings press release for the quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NS GROUP, INC.

Date: November 4, 2003                     By:  /s/ Rene J. Robichaud
                                           --------------------------
                                           Rene J. Robichaud
                                           President and Chief Executive Officer

Date: November 4, 2003                     By:  /s/ Thomas J. Depenbrock
                                           -----------------------------
                                           Thomas J. Depenbrock
                                           Vice President, Treasurer and
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

3.2               Amended and Restated By-Laws of Registrant, dated July 30, 2003, filed as Exhibit 3.2 to the Company's
                  Form 10-Q for the quarter ended June 30, 2003, File No. 1-9838, and incorporated herein by this reference.

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