Form 10-K
period 2003-12-31
NS GROUP INC
filed 2004-03-15
CIK 745026

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2003               COMMISSION FILE NUMBER 1-9838

                             ----------------------

                                 NS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                             ----------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. YES [X] NO [ ]

     Based on the closing sales price of June 30, 2003, as reported in The Wall Street Journal, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $172.3 million.

     The number of shares outstanding of the registrant's Common Stock, no par value, was 20,908,935 at February 29, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the Company's Proxy Statement dated March 12, 2004 for the Annual Meeting of Shareholders on May 12, 2004 ("Proxy").

================================================================================

                               TABLE OF CONTENTS

                                                                                               PAGE
PART I

   Item 1.          Business ...............................................................     3
   Item 2.          Properties .............................................................     8
   Item 3.          Legal Proceedings ......................................................     9
   Item 4.          Submission of Matters to a Vote of Security Holders ....................     9

PART II

   Item 5.          Market for Registrant's Common Equity and Related
                        Stockholder Matters ................................................    10
   Item 6.          Selected Consolidated Financial Data ...................................    11
   Item 7.          Management's Discussion and Analysis of Financial Condition
                        and Results of Operations ..........................................    12
   Item 7A.         Quantitative and Qualitative Disclosures About Market
                        Risk ...............................................................    25
   Item 8.          Financial Statements and Supplementary Data ............................    26
   Item 9.          Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure ................................    51

   Item 9A.         Controls and Procedures ................................................    51

PART III

   Item 10.         Directors and Executive Officers of the Registrant .....................    51
   Item 11.         Executive Compensation .................................................    51
   Item 12.         Security Ownership of Certain Beneficial Owners
                        and Management .....................................................    51
   Item 13.         Certain Relationships and Related Transactions .........................    52
   Item 14.         Principal Accounting Fees and Services .................................    52

PART IV

   Item 15.         Exhibits, Financial Statement Schedules and Reports on
                        Form 8-K ...........................................................    52

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

                                     PART I

ITEM 1. BUSINESS

     NS Group, Inc. was incorporated in Kentucky in 1980. As used herein, the terms "Company", "NS Group," "we," "us" and "our" refer to NS Group, Inc. and its wholly-owned subsidiaries - Newport Steel Corporation (Newport or Welded), Koppel Steel Corporation (Koppel or Seamless), Erlanger Tubular Corporation (Erlanger), and Northern Kentucky Management, Inc.

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

                             ENERGY PRODUCTS SEGMENT

GENERAL

     We conduct our business within a single reportable business segment, which we refer to as the Energy Products segment. Our Energy Products segment includes welded and seamless tubular goods, primarily used in oil and natural gas drilling and production operations, referred to as oil country tubular goods, or OCTG. We also produce welded and seamless line pipe products used in the transmission of oil and natural gas, as well as a limited amount of other tubular products.

     OCTG products are produced in numerous diameter sizes, gauges, grades and end finishes. We manufacture most of our OCTG products to American Petroleum Institute ("API") specifications. The grade of pipe used in a particular application depends on technical requirements for strength, corrosion resistance and other performance qualities. OCTG products are generally classified into groupings of carbon and alloy grades. Carbon grades of OCTG products have lower yield strength than alloy grades and, therefore, are generally used in shallower oil and natural gas wells than alloy grades. The majority of our welded tubular products are carbon grade and the majority of our seamless products are alloy grade. In 2003, approximately 50% of our sales of energy products were alloy grade compared to 51% and 55% in 2002 and 2001, respectively.

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

     The average number of oil and gas drilling rigs operating in the United States (rig count), domestic shipments of OCTG products (excluding exports), domestic OCTG inventories and imports of OCTG products for 2003, 2002 and 2001 were as follows:

                                     2003      2002         2001
                                    ----------------------------
Average U.S. drill
     rig count                      1,029       830        1,156
OCTG shipments
   (millions of tons )                2.2       1.6          2.2
OCTG imports
   (millions of tons)                 0.8       0.5          0.9
OCTG inventories
   (millions of tons
     at year-end)                     1.4       1.3          1.6
Inventory tons per rig
   (at year-end)                    1,254     1,540        1,852
                                    ----------------------------

(Source: Baker Hughes, Preston Pipe and Tube Report and Company estimates)

     Demand for line pipe is only partially dependent on oil and natural gas drilling activities. Line pipe demand is also dependent on factors such as the level of pipeline construction activity, line pipe replacement requirements, new residential construction and gas utility purchasing programs. Overall, total domestic shipments of line pipe (excluding exports) were 1.2 million tons in 2003, 1.5 million tons in 2002, and 1.9 million tons in 2001. Total domestic shipments of line pipe product 16 inches in diameter and smaller, the product sizes that we produce, were 0.6 million tons in 2003, 0.7 million tons in 2002 and 1.2 million tons in 2001.

(Source for line pipe data: Preston Pipe and Tube Report)

     Import levels of OCTG into the United States significantly affect the U.S. OCTG market. High levels of imports reduce the volume sold by U.S. producers and tend to put downward pressure on selling prices. We believe import levels are affected by, among other things, currency exchange rates, overall world demand for OCTG, the trade practices of foreign governments and producers and the presence or absence of antidumping, countervailing duty or other U.S. government orders that raise the cost or impose limits on imports.

     In late 2001, the United States International Trade Commission (ITC) reported injury from various imported steel products under Section 201 and recommended to the President a wide-scale program of quotas and duties. However, the ITC recommendation for quotas and duties did not include imports of oil country tubular goods. In response, we, together with other domestic oil country tubular goods producers, sought relief from unfair trade by filing petitions with the ITC against certain countries. In May 2002, the ITC voted against our suit and the case was terminated.

     Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from Argentina, Italy, Japan, Korea and Mexico in response to antidumping and countervailing duty cases filed by several U.S. companies. In June 2001, the ITC voted to continue these duties for five more years.

     Under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA), tariffs collected on dumped imports are required to be directed to the industries harmed. These payments are made to cover certain operating expenses and investment in manufacturing facilities. In September 2002, the World Trade Organization (WTO) ruled that such payments violate international trade rules. The U.S. Trade Representative appealed this ruling; however, the WTO upheld the ruling in January 2003. We received $0.6 million in CDSOA payments in 2003. We may not receive payments under the CDSOA in 2004 or any years thereafter, and we cannot predict the amount of any such payments.

     We cannot predict the U.S. government's future actions regarding these duties and tariffs or any other future actions regarding import duties or other trade restrictions on imports of OCTG and line pipe products. We expect to see continued high levels of competition from imports.

PRODUCTS

     Our seamless OCTG products are used as production tubing, casing and as drill pipe. Production tubing is placed within the well and is used to convey oil and natural gas to the surface. Casing forms the structural wall of oil and natural gas wells to provide support and prevent caving during drilling operations and is generally not removed after it has been installed in a well. Drill pipe is used and may be reused to drill several wells. Our seamless OCTG products are primarily sold as a finished upset, threaded and coupled product in both carbon and alloy grades. Seamless production tubing and casing are commonly used in hostile drilling environments, such as deeper wells or off-shore drilling. The majority of our seamless OCTG product sales are of production tubing. Our seamless products range in size from 1.9 inches to 5 inches in outside diameter.

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

     Our line pipe products are used primarily in gathering lines for the transportation of oil and natural gas at the drilling site and in transmission lines by both gas utility and transmission companies. Line pipe products are shipped as a plain end product.

     In addition, we also sell a limited amount of other products, including standard pipe and piling.

MARKETS AND DISTRIBUTION

     We market and sell our energy related tubular products throughout the active drilling and production areas of North America, including the southwest and Appalachian regions of the United States, as well as the western regions of Canada. Our sales team of account and product managers focus on customer service and value added products. Nearly all of our energy products are sold to domestic distributors; some of whom sell our products into the international marketplace.

CUSTOMERS

     Our OCTG and line pipe products are used by major and independent oil and natural gas exploration and production companies in drilling and production applications. Line pipe products are also used by gas utility and transmission companies. Substantially all of our OCTG products are sold to domestic distributors. Line pipe products are sold to both domestic distributors and directly to end users. Our business philosophy is to provide on-time delivery of competitively priced, quality products. We have long-standing relationships with many of our larger customers. Bourland and Leverich Supply Co. Inc. and Champions Pipe & Supply, Inc., our two largest customers, accounted for approximately 20% and 13%, respectively, of total sales in 2003.

COMPETITION

     The markets for our tubular products are highly competitive and cyclical. Principal competitors in our primary markets include domestic and foreign integrated producers, mini-mills and welded OCTG tubular product processing companies. We believe that the principal competitive factors affecting our business are price, quality and customer service.

     In the small diameter seamless OCTG market in which we compete, our principal competitors include U.S. Steel and a number of foreign producers. Our principal competitors in the welded tubular market are Lone Star Steel Company, Maverick Tube Corporation, IPSCO Steel, Inc. and foreign producers.

MANUFACTURING

     Our seamless tubular products are manufactured at our facilities located in Ambridge, Pennsylvania. We manufacture welded tubular products at our facilities located in Wilder, Kentucky. During 2003, we made capital investments of $1.1 million in our Energy Products segment, which primarily represented replacement and rehabilitation projects. The rated annual capacities of our welded and seamless tubular facilities are 570,000 tons and 250,000 tons, respectively. Capacity utilization of the welded tubular facilities during 2003 was 47% compared to 30% in 2002 and capacity utilization for the seamless tubular facilities was 77% during 2003 compared to 54% in 2002.

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

     All of our tube-making and finishing facilities are located on or near major rivers or waterways, enabling us to transport our tubular products into the southwest by barge. We ship substantially all of our seamless and welded OCTG products destined for the southwest region by barge, which is normally a lower cost alternative to rail and truck shipping.

     We manufacture our seamless tubular products in a mini-mill environment. The term mini-mill connotes a mill that typically uses steel scrap as its basic raw material and offers a limited range of products. At our Seamless facilities, steel scrap is melted in an electric arc furnace and poured into continuous casting machines which cast tube rounds. These tube rounds are reheated, pierced and rolled to specific size and wall thickness. The Seamless facility's melt shop is rated at an annual capacity of 450,000 tons and capacity utilization during 2003 was 49% compared to 32% in 2002.

     At our Welded facility, the manufacturing process begins by feeding steel coils into the material handling equipment of one of two welded pipe-making facilities where they are fed through a series of rolls that cold-form it into a tubular configuration. The resultant tube is welded in-line by a high-frequency electric resistance welder and cut into designated lengths. After exiting the mill, the products are straightened, inspected, tested and end-finished.

RAW MATERIALS AND ENERGY

     The primary raw material used in our Seamless facility is steel scrap, which is generated principally from industrial, automotive, demolition, railroad and other steel scrap sources. We purchase steel scrap either through scrap brokers or directly in the open market. While the potential for periodic disruptions in supply exists, we believe that supplies of steel scrap will be available in sufficient quantities for the foreseeable future.

     At our Welded facility, purchased hot-rolled coils are the primary raw material used. We purchase hot-rolled steel coil primarily from three domestic steel producers, the majority of which is purchased from Nucor Corporation. We order steel coils according to our business forecasts for our Welded operations. Purchased steel coil represents the major cost component of cost of sales for our welded products. The steel industry is highly cyclical in nature and steel coil prices are influenced by numerous factors beyond our control, including general economic conditions, raw material costs, energy costs, import duties and other trade restrictions. While the potential for periodic disruptions in supply exists, we believe that supplies of steel coils will be available in sufficient quantities for the foreseeable future.

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

     In October 2002, the United States Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") to Newport for certain alleged violations dating from 1998 to April 2000 of its Clean Air Act emission permit for Newport's electric arc furnace that was installed in 1999 and shuttered in early 2001. The NOV alleged that the permit issued to Newport in June 1998 was based upon an incorrect analysis as to potential emissions, and thus represented a violation of the Clean Air Act. In addition, the EPA alleged certain violations of the Clean Water Act occurred at Newport's Wilder facility in 1998. Newport and the EPA have settled all of these issues with final Agreed Orders for $0.1 million.

     We have a hazardous waste landfill on our property in Wilder, Kentucky, which is no longer utilized. In connection with our March 2001 restructuring actions, in which we closed Newport's melt shop and hot strip mill operations, we accrued the estimated costs for closure and post-closure care of the landfill. These costs were included in restructuring charges in the first quarter of 2001. We received final approval of our closure/post-closure plan from the Kentucky Division of Waste Management in December 2002. As a result, we increased our estimate of post-closure costs and they are included in restructuring charges for the fourth quarter of 2002. The closure of the landfill was completed in the fourth quarter of 2003.

     We operate a steel mini-mill that produces dust that contains lead, cadmium and chromium, and is classified as a hazardous waste. Dust produced by our electric arc furnace is collected through emission control systems and recycled at EPA-approved facilities.

     In late 2001, the EPA designated Imperial Adhesives, Inc., a former subsidiary of the Company, as one of a number of potentially responsible parties
(PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by an independent operator. A preliminary study of the site is ongoing. Consequently, it is too early to determine our liability exposure. We believe that the reasonably foreseeable resolution of this matter will not have a material adverse effect on our financial statements.

     We believe that we are currently in compliance in all material respects with all applicable environmental regulations. We cannot predict the level of required capital expenditures or operating costs that may result from compliance with future environmental regulations.

     Capital expenditures for the next twelve months relating to environmental control facilities are expected to be immaterial, however, such expenditures could be influenced by new or revised environmental regulations and laws or new information or developments with respect to our operating facilities.

     We have accrued liabilities of $3.9 million and $5.2 million for environmental remediation obligations at December 31, 2003 and 2002, respectively. Based upon evaluation of available information, we do not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon our consolidated financial position, results of operations or cash flows. However, we cannot predict with certainty that new information or developments with respect to our environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

                                    EMPLOYEES

     As of December 31, 2003, we had approximately 1,115 employees comprised of 209 salaried employees with the remainder being hourly employees. Substantially all of our hourly employees are represented by the United Steelworkers of America under contracts which expire in April 2005, May 2006 and May 2007 for the Newport, Koppel and Erlanger operations, respectively.

                              AVAILABLE INFORMATION

     We file annual, quarterly and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including NS Group, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

     We also make available free of charge on or through our Internet website at www.nsgrouponline.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2. PROPERTIES

     Our principal operating properties are listed below. We believe our facilities are adequate and suitable for our present level of operations.

     OPERATING PROPERTIES

     Koppel, Pennsylvania - We own approximately 160 acres of real estate upon which are located a melt shop, machine and fabricating shops, storage and repair facilities and administrative offices aggregating approximately 500,000 square feet. The melt shop and administrative offices support the Seamless operations. The facilities are located adjacent to rail lines. They also supported the Industrial Products Segment for SBQ products until it was closed in the second quarter of 2001. We also own an additional 67 acres of real estate upon which are located a bar mill, machine and fabricating shops and storage repair facilities aggregating approximately 400,000 square feet.

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

     Assets Held for Sale

     In connection with our restructuring decisions in 2001, certain equipment and facilities were designated as held for sale. In the fourth quarter of 2003, we entered into a contract to sell our melt shop, which includes an electric arc furnace, continuous slab caster and related storeroom supplies and spare parts. Our hot strip mill equipment was sold in 2002. As of December 31, 2003, there were $1.7 million in assets remaining to be sold. An outside company is currently marketing all of these assets.

     Information regarding encumbrances on our properties is included in Note 6 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     We are subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to workers compensation, health care and product liability coverages, each of which is self-insured to certain levels, as well as commercial and other matters. Reference is made to
Part I, Item 1, Environmental Matters, concerning certain proceedings we are involved in with the EPA. Based upon evaluation of available information, we do not believe that any such matters will have, individually or in the aggregate, a material adverse effect upon our consolidated financial position, results of operations or cash flows.

     In March 2001, in connection with our restructuring, we closed the electric arc furnace operation at our welded facilities, and as such, ceased using oxygen and argon that was provided under a supply agreement with Air Products and Chemicals, Inc. ("Air Products"). On December 31, 2001, Air Products filed a civil action against Newport and NS Group, Inc. in the United States District Court for the Eastern District of Pennsylvania, Civil Action No. 01-7227, seeking damages for breach of contract. Based on current information, we believe that the resolution of this matter will not have a material adverse affect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock and associated preferred stock purchase rights are listed on the New York Stock Exchange under the trading symbol NSS. As of February 29, 2004, there were approximately 165 holders of record of our common stock. The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices of our common stock as reported on the New York Stock Exchange.

STOCK PRICE

    2003              HIGH             LOW
-------------------------------------------
1st Quarter          $ 8.55          $ 6.15
2nd Quarter           10.80            7.27
3rd Quarter            9.85            6.15
4th Quarter            9.90            6.50

    2002              HIGH             LOW
-------------------------------------------
1st Quarter          $ 9.35          $ 6.66
2nd Quarter           10.61            7.60
3rd Quarter            9.55            5.75
4th Quarter            7.10            5.43

     We have not declared or paid cash dividends on our common stock since 1992. Information regarding restrictions on the payment of common stock dividends is included in Note 6 to the Consolidated Financial Statements.

EQUITY COMPENSATION PLAN INFORMATION

     Securities authorized for issuance under equity compensation plans at December 31, 2003 are as follows:

                                                                                            NUMBER
                                                                                              OF
                                                                                           SECURITIES
                                        NUMBER OF                 WEIGHTED-                REMAINING
                                    SECURITIES TO BE          AVERAGE EXERCISE           AVAILABLE FOR
                                       ISSUED UPON                PRICE OF              FUTURE ISSUANCE
                                       EXERCISE OF               OUTSTANDING              UNDER EQUITY
                                       OUTSTANDING               OPTIONS AND              COMPENSATION
         PLAN CATEGORY             OPTIONS AND RIGHTS              RIGHTS                   PLANS(a)
         -------------             ------------------         ----------------          ---------------
Equity compensation plans
   approved by security holders         1,673,412                 $  10.80                  548,010
Equity compensation plans not
   approved by security holders           116,000                 $  10.06                   34,000
                                        ---------                 --------                  -------
Total                                   1,789,412                 $  10.75                  582,010
                                        =========                 ========                  =======

(a) Excludes securities reflected in the first column, "Number of Securities to be issued upon exercise of outstanding options and rights".

See Note 9 to the consolidated financial statements for additional information.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                         Three Months
                                                                YEAR ENDED                  Ended          Fiscal Year
                                                               DECEMBER 31,              December 31,    Ended in September
                                                   ------------------------------------  ------------    ------------------
(Dollars in thousands, except per share amounts)      2003         2002         2001         2000         2000        1999
----------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------
Net sales                                          $ 258,987    $ 192,408   $  315,458    $  73,357    $ 358,705   $ 200,424
----------------------------------------------------------------------------------------------------------------------------
Restructuring charges                                     77        2,046       56,224            -            -           -
----------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                              (18,196)     (34,140)     (50,167)      (4,960)     (18,566)    (49,307)
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations             (17,329)     (39,930)     (55,977)      (4,065)     (24,048)    (46,766)
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary items             (17,329)     (39,930)     (55,977)       6,890      (22,899)    (45,553)
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    (17,329)     (39,930)     (55,977)       7,790      (22,899)    (49,390)
----------------------------------------------------------------------------------------------------------------------------
Per common share - diluted

   Income (loss) from continuing operations            (0.83)       (1.93)       (2.68)       (0.19)       (1.11)      (2.14)
----------------------------------------------------------------------------------------------------------------------------
   Income (loss) before extraordinary items            (0.83)       (1.93)       (2.68)        0.32        (1.06)      (2.08)
----------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                   (0.83)       (1.93)       (2.68)        0.36        (1.06)      (2.26)
----------------------------------------------------------------------------------------------------------------------------
Dividends per common share                                 -            -            -            -            -           -
----------------------------------------------------------------------------------------------------------------------------
Average shares outstanding - diluted (000's)          20,774       20,647       20,889       21,620       21,651      21,852
---------------------------------------------------------------------------------------------------------------------------

OTHER FINANCIAL AND STATISTICAL DATA
---------------------------------------------------------------------------------------------------------------------------
Working capital                                    $  45,076    $  42,993   $  126,690    $ 129,186    $ 121,527   $  96,976
----------------------------------------------------------------------------------------------------------------------------
Total assets                                         165,860      180,294      260,484      318,926      345,337     353,598
----------------------------------------------------------------------------------------------------------------------------
Revolving credit facility                             14,936            -            -            -            -           -
----------------------------------------------------------------------------------------------------------------------------
Current portion of long-term debt                         40       33,555           33          110          110         144
----------------------------------------------------------------------------------------------------------------------------
Long-term debt                                           461          482       68,070       68,207       72,915      72,321
----------------------------------------------------------------------------------------------------------------------------
Common shareholders' equity                           88,608      104,383      143,662      196,478      198,845     221,152
----------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                   1,137        2,422        2,198          586        7,499      27,818
----------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                          7,274       12,281       14,681        6,060       22,691      22,665
----------------------------------------------------------------------------------------------------------------------------
Cash flows provided (used) by:
----------------------------------------------------------------------------------------------------------------------------
   Operating activities                              (13,599)     (20,558)      28,887        3,226      (24,587)    (15,372)
----------------------------------------------------------------------------------------------------------------------------
   Investing activities                                5,040       10,846        4,173       26,706       22,323      (8,192)
----------------------------------------------------------------------------------------------------------------------------
   Financing activities                              (18,170)     (35,787)      (3,355)     (14,397)       1,996     (12,168)
----------------------------------------------------------------------------------------------------------------------------
Product tons shipped
   Energy tubular products                           428,900      323,300      478,900      101,700      574,200     317,000
   Industrial tubular products                             -            -       23,900       14,200      136,200     130,500
----------------------------------------------------------------------------------------------------------------------------
Employees                                              1,115        1,150        1,198        1,624        1,636       1,417
----------------------------------------------------------------------------------------------------------------------------

See Note 1 to the consolidated financial statements regarding impairment losses on long-term investments and income from graphite electrodes anti-trust settlements in 2003, 2002 and 2001.

The selected consolidated financial and other data has been restated to reflect the disposition of Imperial Adhesives, Inc. in October 2000.

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

         -        domestic competitive pressures;

         - the level and pricing of imports and the presence or absence of governmentally imposed trade restrictions;

         -        steel coil and steel scrap price volatility;

         -        manufacturing efficiencies;

         -        costs of compliance with environmental regulations;

         -        asserted and unasserted claims;

         -        general economic conditions; and

         - other risks and uncertainties described under "Risk Factors" included in Exhibit 99.1 of this report.

         In light of these risks, uncertainties and assumptions, the future events discussed in this report might not occur. In addition, actual results could differ materially from those suggested by the forward-looking statements. Accordingly, you should not place undue reliance on the forward-looking statements, which speak only as of the date on which they are made. We may not update these forward-looking statements, even though our situation may change in the future, unless we are obligated under federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of our forward-looking statements by these cautionary statements.

         For a more complete understanding of our business activities and financial results, you should read the analysis of financial condition and results of operations together with the audited financial statements included in this report.

OVERVIEW

OUR PRODUCTS AND FACILITIES

         We are a domestic producer of seamless and welded tubular steel products serving the energy industry. We conduct our business within a single reportable business segment, which we refer to as the Energy Products segment. Our tubular products, commonly referred to as oil country tubular goods (OCTG), are used primarily in oil and natural gas drilling exploration and production operations. We also manufacture line pipe, which is used as gathering lines for the transmission of petrochemicals and hydrocarbons.

         Our products are manufactured and sold under two brands. Our Koppel brand is our seamless tubular product manufactured at our facility located near Koppel, Pennsylvania. Our Newport brand is our welded tubular product manufactured at our tubular facilities located near Newport, Kentucky. The primary geographic market for our products is the southwestern and Appalachian regions of the United States and western regions of Canada. We also operate tubular finishing facilities in the southwest United States, where we can provide further finishing processes to our product.

RESTRUCTURING OF OPERATIONS

         During the quarter ended March 31, 2001, we implemented restructuring initiatives designed to give us a lower, more flexible cost structure. One initiative was to purchase hot-rolled coils rather than manufacture them at our welded tubular operations. As a result, we closed the melt shop and hot strip mill operations at our welded tubular facilities in Wilder, Kentucky effective March 31, 2001. In addition, we decided to cease the manufacturing of special bar quality products (which we refer to as "SBQ"), which were being manufactured at our Koppel, Pennsylvania facility.

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

         In the fourth quarter of 2003, we recorded $0.1 million of additional restructuring charges resulting from an increase in the estimated cancellation costs of operating contracts

         Through June 30, 2001, we conducted our business within two reportable business segments-the Energy Products segment and the Industrial Products segment. In June 2001, we exited the SBQ business that comprised our Industrial Products segment. Since that time, we have conducted our operations solely within the Energy Products segment.

         Our Industrial Products segment consisted solely of special bar quality products used in a variety of industrial applications such as farm equipment, heavy machinery, construction and off-road vehicles.

         You should read Note 3 to the Consolidated Financial Statements included in this report for additional information pertaining to segment data.

ECONOMIC AND INDUSTRY-WIDE FACTORS THAT AFFECT OUR BUSINESS

DEMAND FOR OUR PRODUCTS

         Over 90% of our revenues are derived from the sale of OCTG. Therefore, our revenue is directly dependent on the demand for OCTG, which is highly cyclical in nature. There are a number of factors that we monitor to assist us in estimating the future demand for our OCTG product. Demand for our OCTG products is dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is, among other things, dependent on the current and anticipated supply and demand for oil and natural gas. Oil and natural gas prices are volatile and can have a substantial effect upon drilling levels and resulting demand for our energy related products. In addition, shipments by domestic producers of OCTG products may be positively or negatively affected by the amount of inventory held by producers, distributors and end-users, as well as by imports of OCTG products.

         The average number of oil and gas drilling rigs operating in the United States (rig count), domestic shipments of OCTG products (excluding exports), domestic OCTG inventories and imports of OCTG products for 2003, 2002 and 2001 were as follows:

                                     2003      2002         2001
                                     ----      ----         ----
Average U.S. drill
     rig count                      1,029       830        1,156
OCTG shipments
   (millions of tons )                2.2       1.6          2.2
OCTG imports
   (millions of tons)                 0.8       0.5          0.9
OCTG inventories
   (millions of tons
    at year-end)                      1.4       1.3          1.6
Inventory tons per rig
   (at year-end)                    1,254     1,540        1,852

----------
(Source: Baker Hughes, Preston Pipe and Tube Report and Company estimates)

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

         Natural gas prices rose steadily in the second half of 2002 and into 2003 due to low drilling levels during 2002 and increased demand for natural gas. driven primarily by the winter weather of 2002/2003. These factors, together with an improving U.S. economy, particularly in the second half of 2003, resulted in an increase in the 2003 rig count of 24% over 2002. Based upon current settlement prices for natural gas futures, economists' forecasts of approximately 4% real GDP growth in 2004, as well as other factors, we estimate the rig count will average 1,160 in 2004. The rig count as of March 5, 2004 was 1,129.

         Levels of OCTG inventories in the marketplace are also an indicator of future demand. U.S. end-users obtain OCTG from domestic and foreign tubular producers and from draw-downs of inventory from the end-user, distributor or tubular producers. We believe the level of inventory per rig at December 31, 2003 will result in incremental demand for OCTG in 2004 from the need to increase inventories.

IMPORTS

         Imports command a significant portion of the domestic OCTG market. We believe import levels are affected by, among other things:

         -        currency exchange rates

         -        overall world demand for OCTG;

         -        the trade practices of foreign governments and producers; and

         - the presence or absence of antidumping countervailing duty or other U.S. government orders that raise the cost or impose limits on imports.

According to published industry reports, imports of OCTG products in 2003 comprised an estimated 25% of the total domestic market, compared to 23% in 2002 and 30% in 2001.

         In late 2001, the United States International Trade Commission (ITC) reported injury from various imported steel products under Section 201 and recommended to the President a wide-scale program of quotas and duties. However, the ITC recommendation for quotas and duties did not include imports of OCTG products. In response, we, together with other domestic oil country tubular goods producers, sought relief from unfair trade by filing petitions with the ITC against certain countries. In May 2002, the ITC voted against our suit and the case was terminated.

         Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from Argentina, Italy, Japan, Korea and Mexico in response to antidumping and countervailing duty cases filed by several U.S. companies. In June 2001, the ITC voted to continue these duties for five more years.

         Under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA), tariffs collected on dumped imports are required to be directed to the industries harmed. These payments are made to cover certain operating expenses and investment in manufacturing facilities. In September 2002, the World Trade Organization (WTO) ruled that such payments violate international trade rules. The U.S. Trade Representative appealed this ruling; however, the WTO upheld the ruling in January 2003. We received $0.6 million in CDSOA payments in 2003. We may not receive payments under the CDSOA in 2004 or any years thereafter, and we cannot predict the amount of any such payments.

         We cannot predict the U.S. government's future actions regarding duties and tariffs or any other future actions regarding import duties or other trade restrictions on imports of OCTG and line pipe products. We expect to continue to experience high levels of competition from imports.

COSTS OF OUR PRODUCTS

         As a manufacturer of tubular steel products, the costs of our products include steel raw material costs, direct and indirect labor, energy costs and other direct and indirect manufacturing costs. We have followed a strategy of being a low cost, quality producer of energy tubular products by focusing on reducing fixed costs; lowering our variable conversion costs by applying continuous process improvement measures within our manufacturing processes; and raw material cost management. For example, our 2001 restructuring initiatives gave us a lower, more flexible cost structure for our welded products. Also, in 2003 we implemented various process improvement measures that enabled us to reduce our variable conversion costs per ton through most of our key operations.

         The primary raw material used in our seamless operations is steel scrap, which represents approximately 15% of cost of goods sold for our seamless products. At our welded facility, purchased steel coil is the primary raw material, which represents approximately 65% of cost of goods sold for our welded products. As a result, the steel industry, which is highly cyclical and volatile in nature, can affect our costs both positively and negatively. Various factors, most of which are beyond our control, affect the price of steel scrap and coils. These factors include:

         -        supply and demand factors, both domestic and global;

         -        freight costs and transportation availability;

         -        inventory levels of brokers and distributors;

         -        the level of imports and exports; and,

         -        general economic conditions.

         Increases in our steel costs adversely affect our financial results if we are not able to successfully raise the price of our products to compensate. In 2003, purchased scrap costs, which affect the cost of our seamless products, increased approximately $28 per ton from 2002. Purchased steel coil costs, which affect the cost of our welded products, increased approximately $25 per ton from 2002. Our 2003 average revenue per ton, adjusted for mix, was virtually unchanged for our seamless products and increased approximately $23 per ton for our welded products compared to 2002.

         The effects of inflation did not have a material effect on our results of operations in 2003, 2002 and 2001.

RECENT DEVELOPMENTS

         A number of economic and steel industry related factors have combined to result in significant increases in the cost of steel scrap and hot-rolled coils beginning late in the fourth quarter of 2003. Strong U.S. and international economic growth, led by China, has significantly increased demand for steel scrap. Demand by foreign countries and the fall in the value of the U.S. dollar have resulted in the highest level of U.S. exports of steel scrap since 1990. In addition, export restrictions placed on steel scrap by certain foreign countries has reduced worldwide supply. Finally, there are seasonal constraints on the North American scrap supply due to the negative effect winter weather has on collecting and transporting steel scrap. As a result, we estimate our 2004 first quarter purchased steel scrap cost will increase by over $100 per ton, nearly double our average purchased steel scrap cost for 2003.

         The increase in steel scrap costs has resulted in an increase in hot-rolled coil costs used in the manufacture of our welded tubular products. Steel coils are similarly in high demand as a result of strong global economic growth. U.S. supply has also been reduced due to the lack of imports, which has occurred for several reasons, including (i) the fall in the value of the U.S. dollar, (ii) the high cost of ocean freight transportation, and (iii) a delay in the effect of the lifting of Section 201 tariffs on steel coils, which occurred in December 2003. In addition, there are industry specific factors affecting steel coil supply such as a tight supply of raw materials for integrated steel companies and selected outages within the steel industry. These factors have resulted in the imposition of steel surcharges and base price increases from steel suppliers to all steel consuming industries, including our industry. As a result of these factors, we estimate our first quarter 2004 purchased steel coil costs will increase by over $135 per ton from our average purchased steel coil cost in 2003. Current quotes for April 2004 reflect an additional cost of $150 per ton over our first quarter 2004 estimate.

         To date, the OCTG industry has been passing these increases in steel costs through to its customers in the form of base price increases as well as steel surcharges. These surcharges have essentially matched surcharges imposed by steel coil producers, as they attempt to recover increases in their steel raw material costs. In addition to significantly higher steel prices, buyers of steel products, including the OCTG industry, are experiencing extended lead times on delivery of products and instances of cancellation of steel purchase orders.

         While our customers are currently placing orders at higher prices, thus compensating us for increases in our raw material costs, there can be no assurance that our customers will continue to pay higher prices for our tubular products, and that raw material supply will be consistently available to meet our customer demand. If either of these factors were to occur, we may have to curtail or suspend operations for an unknown period of time.

         Our net sales, gross profit (loss), operating loss, revenue per ton and tons shipped for the years ended December 31, 2003, 2002 and 2001 are summarized in the following table. (Dollars in thousands except for revenue per ton.)

                                                           Change                             Change
                                                        2003 vs. 2002                     2002 vs. 2001
                                                        -------------                     -------------
                                        2003       2002         $        %        2001          $          %
                                     ----------------------------------------  -------------------------------
Net sales
   Energy products
     Welded products                 $ 116,631   $ 87,306   $ 29,325    33.6   $ 143,540    $ (56,234)   (39.2)
     Seamless products                 142,356    105,102     37,254    35.4     162,069      (56,967)   (35.1)
--------------------------------------------------------------------------------------------------------------
                                       258,987    192,408     66,579    34.6     305,609     (113,201)   (37.0)
   Industrial products-SBQ                   -          -          -       -       9,849       (9,849)  (100.0)
--------------------------------------------------------------------------------------------------------------
                                     $ 258,987   $192,408   $ 66,579    34.6   $ 315,458    $(123,050)   (39.0)
==============================================================================================================

Gross profit (loss)
   Energy products                   $  (3,965)  $(14,585)  $ 10,620    72.8   $  28,025    $ (42,610)  (152.0)
   Industrial products-SBQ                   -          -          -       -      (2,625)       2,625    100.0
--------------------------------------------------------------------------------------------------------------
                                     $  (3,965)  $(14,585)  $ 10,620    72.8   $  25,400    $ (39,985)  (157.4)
==============================================================================================================

Selling, general and administrative
   Energy products                   $  14,721   $ 17,509   $ (2,788)  (15.9)  $  18,696    $  (1,187)    (6.3)
   Industrial products-SBQ                   -          -          -       -       1,286       (1,286)  (100.0)
--------------------------------------------------------------------------------------------------------------
                                     $  14,721   $ 17,509   $ (2,788)  (15.9)  $  19,982    $  (2,473)   (12.4)
==============================================================================================================

Operating loss
   Energy products (1)               $ (18,196)  $(34,140)  $ 15,944    46.7   $ (36,017)   $   1,877      5.2
   Industrial products-SBQ (2)               -          -          -       -     (12,949)      12,949    100.0
   Corporate (3)                             -          -          -       -      (1,201)       1,201    100.0
--------------------------------------------------------------------------------------------------------------
                                     $ (18,196)  $(34,140)  $ 15,944    46.7   $ (50,167)   $  16,027     31.9
==============================================================================================================

Revenue per ton
   Welded products                   $     458   $    445   $     13     2.9   $     490    $     (45)    (9.2)
   Seamless products                 $     816   $    826   $    (10)   (1.2)  $     872    $     (46)    (5.3)
--------------------------------------------------------------------------------------------------------------

Tons shipped
   Energy products
     Welded products                   254,500    196,100     58,400    29.8     293,200      (97,100)   (33.1)
     Seamless products                 174,400    127,200     47,200    37.1     185,700      (58,500)   (31.5)
--------------------------------------------------------------------------------------------------------------
                                       428,900    323,300    105,600    32.7     478,900     (155,600)   (32.5)
   Industrial products-SBQ                   -          -          -       -      23,900      (23,900)  (100.0)
--------------------------------------------------------------------------------------------------------------
                                       428,900    323,300    105,600    32.7     502,800     (179,500)   (35.7)
==============================================================================================================

Average rig count                        1,029        830        199    24.0       1,156         (326)   (28.2)
--------------------------------------------------------------------------------------------------------------

See Note 2: Restructuring Charges to the Consolidated Financial Statements.

(1) Includes restructuring charges of $0.1 million, $2.0 million and $45.3 million for 2003, 2002 and 2001, respectively. Results for 2003 includes income of $0.6 million from the receipt of payments under "The Continued Dumping and Subsidy Offset Act of 2000" and a $0.2 million impairment loss on certain long-lived assets.

(2)      Includes restructuring charges of $9.7 million for 2001.

(3) Represents primarily professional fees related to restructuring activities.

2003 COMPARED TO 2002

SUMMARY

         Net sales for 2003 were $259.0 million compared to $192.4 million in 2002, an increase of $66.6 million, or 34.6%.

         The operating loss for 2003 was $18.2 million compared to an operating loss of $34.1 million in 2002, which included $2.0 million of restructuring charges.

         Net loss for 2003 was $17.3 million, or an $0.83 loss per diluted share, compared to a net loss for 2002 of $39.9 million, or a loss of $1.93 loss per diluted share. Included in the 2003 results was $4.0 million of cash receipts from a favorable claim settlement, which reduced the loss by $0.19 per diluted share. Results for 2002 included $2.0 million of restructuring charges, which increased the loss by $0.10 per diluted share.

ENERGY PRODUCTS

         Our net sales in 2003 increased over 2002 primarily as a result of an increase in our energy product shipments. The increase in shipments was caused by higher consumption of OCTG products in light of increased drilling activity in 2003. Changes in our 2003 average revenue per ton were not significant and primarily price driven. Prices in 2003 were suppressed as U.S. and foreign producers competed for the increase in energy tubular product demand.

         Our 2003 gross loss was reduced by $10.6 million from 2002 due to a number of factors, including, but not limited to a higher absorption of fixed costs due to the significantly higher operating levels in 2003; lower variable conversion costs per ton; lower fixed costs, and increased revenue per ton for welded products.

         In 2003, we implemented management process changes to reduce spending and improve prime yield and productivity measures throughout all of our major operations. As a result of these efforts, we estimate that we reduced our variable conversion costs in our major operations by 10% to 25%, depending on the operation. We also reduced our manufacturing fixed costs in 2003 due to lower wage and fringe costs associated with a reduction in salaried personnel as well as other cost reduction measures. Depreciation expense declined by $4.6 million from 2002 as a result of the machinery and equipment placed in service in 1991 for the opening of our seamless operations becoming fully depreciated. These factors were partially offset by higher purchased steel scrap and coil costs of approximately 30% and 9%, respectively.

         Selling, general and administrative expenses in 2003 were lower by $2.8 million compared to 2002. Contributing factors included a reduction in wages and fringe costs associated with a reduction in salaried personnel and a decrease in discretionary spending, primarily pertaining to professional consulting fees for various project work.

2002 COMPARED TO 2001

SUMMARY

         Net sales for 2002 were $192.4 million compared to $315.5 million in 2001, a decrease of $123.1 million, or 39.0%.

         The operating loss for 2002 was $34.1 million compared to an operating loss of $50.2 million in 2001, including restructuring charges of $2.0 million in 2002 and $56.2 million in 2001, respectively.

         In 2002, we reported a $39.9 million net loss, or a $1.93 loss per diluted share, compared to a $56.0 million net loss, or a $2.68 loss per diluted share in 2001. Results for 2002 included restructuring charges which increased the net loss by $2.0 million, or $0.10 per diluted share. Results for 2001 included restructuring charges which increased the net loss by $53.7 million, or $2.57 per diluted share.

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

         The Energy Product segment reported a gross loss of $14.6 million and an operating loss of $34.1 million in 2002, which includes $2.0 million of restructuring charges. In 2001 the segment reported a gross profit of $28.0 million and operating loss of $36.0 million, which includes $45.3 million of restructuring charges. The decline in gross profit from 2001 was primarily the result of the significant decline in shipments, lower pricing for our products and an increase in purchased steel costs. In addition, due to lower operating levels in 2002, our margins were negatively impacted due to lower fixed cost absorption.

         Selling, general and administrative expenses for the Energy Product segment in 2002 decreased $1.2 million, or 6.3%, from 2001 primarily as a result of reduced employee and related costs due to the restructuring, as well as general cost reduction efforts implemented in 2002.

INDUSTRIAL PRODUCTS-SBQ

         As mentioned previously, the Industrial Products-SBQ segment was closed in June 2001. The segment recorded sales of $9.8 million, gross losses of $2.6 million and operating losses of $12.9 million in the first six months of 2001. Included in the operating losses for 2001 are $9.7 million of restructuring charges. SBQ product shipments for the first six months of 2001 were 23,900 tons.

INVESTMENT INCOME, INTEREST EXPENSE, OTHER INCOME

         Our net investment loss was $0.1 million in 2003, compared to income of $0.7 million in 2002 and a loss of $2.1 million in 2001. Impairment losses on long-term investments were $0.1 million, $1.0 million and $6.2 million in 2003, 2002 and 2001, respectively. Interest income before impairment losses decreased in 2003 and 2002 because of lower invested balances as we liquidated our investments to pay down our senior notes and fund operating losses. Interest income was also lower due to by declining interest rates paid on investments.

         During 2003 and 2002, we reduced our interest expense by paying down our 13.5% senior notes by $35.0 million in July 2002 and retiring the remaining principal balance of $33.8 million in the second quarter of 2003. The senior note retirements were funded from existing cash and investment balances and borrowings under our credit facility.

         Other income net, for 2003, 2002 and 2001 includes $4.0 million, $0.8 million and $1.3 million, respectively, of cash receipts from favorable claim settlements with electrode suppliers relating to purchases in prior years. We do not anticipate any additional material receipts related to this issue.

INCOME TAXES

         We exhausted our federal income tax refund capability in fiscal 1999, and as such, tax benefits from operating losses are offset by valuation allowances resulting in no net federal tax benefit being recorded for losses.

         The $0.2 million tax benefit recorded in 2003 resulted from reclassifying to income the deferred tax benefits related to our long-term investments that were sold in 2003. The $0.9 million tax benefit recorded in 2002 resulted primarily from refund claims filed in connection with newly enacted federal income tax law changes. The tax benefit of $3.9 million recorded in 2001 resulted primarily from state income tax benefits associated with the restructuring charges and the investment impairment losses.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

         Our principal sources of liquidity have historically included cash flow from operating activities, our revolving credit facilities and other sources of financing through the capital markets. Our business is highly cyclical in nature, and therefore our cash flows from operating activities can vary significantly. For example, cash flows from operating activities provided $28.9 million in 2001; however, they used $20.6 million and $13.6 million in 2002 and 2003, respectively. We consider working capital items such as accounts receivable, inventory, accounts payable and accrued liabilities as critical components to managing our liquidity.

         Our capital expenditures have totaled $5.8 million over the past three years and have not been a significant liquidity requirement in any one year. We have limited our capital spending in the past three years primarily to non-discretionary spending. We may adjust our capital spending upward as market conditions and financial results allow.

         In the past three years, we have spent $69.8 million to retire the remaining principal portion of our 13.5% senior notes. We funded these retirements principally from existing cash and investment balances as well as borrowings under our revolving credit facility. As of December 31, 2003, we have cash and equivalents of $2.6 million. We are currently dependent on cash flows from operations and our credit facility to fund our working capital needs.

CASH REQUIREMENTS

         The following table summarizes our expected cash outflows resulting from contractual obligations and our commerical commitments under our revolving credit facility. We have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts closely reflect our levels of production and are not long-term in nature (less than three months). Certain obligations are described more fully in of the Notes to the Consolidated Financial Statements.

                                                 Payments Due by Period
                                                 ----------------------
                                               Less than       1-3       3-5    More than
(In thousands)                      Total       1 year        Years     Years    5 years
-----------------------------------------------------------------------------------------
Other notes payable              $     106       $  106     $     -    $     -   $      -
Long-term debt                         501           40          40         40        381
Operating leases                       938          127         238        252        321
Restructuring liabilities            5,562        3,653         360        160      1,389
Employee benefit plans               7,949          721       1,512      1,611      4,105
-----------------------------------------------------------------------------------------
Total                            $  15,056       $4,647     $ 2,150    $ 2,063   $  6,196
=========================================================================================

                                        Amount of Commitment Expirations by Period
                                 --------------------------------------------------------
                                               Less than       1-3       3-5    More than
(In thousands)                      Total       1 year        Years     Years    5 years
-----------------------------------------------------------------------------------------
Revolving credit facility        $  45,000       $    -     $     -    $45,000   $      -
=========================================================================================

         We have a $45.0 million revolving credit facility that expires in March 2007. As of December 31, 2003, we had a balance of $14.9 million outstanding under the credit facility. We also had outstanding letters of credit in the amount of $5.0 million, reducing the amount of funds available under the credit facility to approximately $15.5 million as of December 31, 2003. See Note 6 to the consolidated financial statements for additional information.

         The amount due in less than one year for restructuring liabilities includes our estimate of contract cancellation costs, including those in dispute. Therefore, the ultimate amount and timing of such payments could differ from the amounts and timing reflected in the table.

         We currently purchase electricity for our seamless facility pursuant to long-term contracts. Amounts paid under these contracts are not included in the table because they can vary significantly based on the level of our operations. We paid $7.4 million, $7.1 million and $10.7 million to our electricity providers in 2003, 2002 and 2001, respectively.

         We are subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental matters, workers compensation, health care and product liability (each of which is self-insured to certain levels) as well as commercial and other matters. We accrue for the cost of such matters when the incurrence of such costs is probable and can be reasonably estimated. In 2003 we increased our reserves for warranty claims by $1.2 million for new claims and changes in estimates of existing claims. See Note 13 to the consolidated financial statements for further discussion of product warranty claims. While the ultimate amount and timing of payment for loss contingencies can be difficult to determine, we do not believe that such amounts and the timing of payment will result in a material adverse affect on our cash flows. See Note 4 to the consolidated financial statements for a description of accrued liabilities.

         In October 2003, we entered into a contract to sell a significant portion of our assets held for sale. In accordance with the contract, payments of $7.0 million are scheduled to be received over the first six months of 2004.

         Based upon our current market outlook, we believe income from operations will improve in 2004 due to increased revenues, resulting from both increased shipments and pricing, as well as further reductions in our conversion costs. As such, we believe cash flows from operations, together with our credit facility and other sources, including the capital markets, will be sufficient to meet our anticipated working capital and capital expenditure requirements.

WORKING CAPITAL

         Working capital at December 31, 2003 was $45.1 million compared to $43.0 million at December 31, 2002, and the ratio of current assets to current liabilities at December 31, 2003 was 1.7 to 1 compared to 1.6 to 1 at December 31, 2002. The working capital increase was primarily due to increases in accounts receivable and inventories in excess of increases in accounts payable and accrued liabilities, resulting from a substantial increase in business activity and shipment volumes. We also used existing cash balances and borrowings under our credit facility to repay $33.8 million of our long-term debt and to fund operating losses in 2003. At December 31, 2003 we had cash totaling $2.6 million compared to cash and investments of $33.2 million at December 31, 2002. Our credit facility borrowings at December 31, 2003 were $14.9 million.

OPERATING CASH FLOWS

         Cash used by operating activities in 2003 was $13.6 million. This use of cash was primarily the result of an operating loss of $18.2 million, which included depreciation and amortization charges of $7.3 million. In addition, changes in our operating assets and liabilities resulted in a use of cash of $4.7 million in 2003. Major components of these changes included a $14.6 million increase in accounts receivable and a $10.7 million increase in inventories, partially offset by increases of $15.9 million and $4.7 million in accounts payable and accrued liabilities, respectively. The increase in our accounts receivable balance was the result of higher sales in the fourth quarter of 2003 as compared to sales in the fourth quarter of 2002. The increase in inventories and accounts payable was the result of increased business levels and incremental investments made in anticipation of raw material cost increases. Accrued liabilities increased principally as the result of a $5.3 million increase in deferred revenue resulting from the higher level of business activity. We made $4.5 million in interest payments in 2003, or $4.8 million less than we paid in 2002, due to the payoff of our senior secured notes in 2003. Operating cash flows in 2003 included cash receipts of $4.0 million related to antitrust litigation against manufacturers of graphite electrodes used in the steel-making process.

         Cash used by operating activities in 2002 was $20.6 million. This use of cash was primarily the result of an operating loss of $34.1 million, which included depreciation and amortization charges of $12.3 million. Changes in our operating assets and liabilities generated $5.6 million in cash in 2002. Major components of these changes in 2002 included a decrease in accounts receivable and accounts payable of $10.5 million and $5.7 million, respectively, resulting primarily from a decline in business activity in 2002. Also, we made $9.3 million in interest payments in 2002.

         Cash provided by operating activities totaled $28.9 million in 2001. Although we incurred a $50.2 million operating loss for 2001, it included $14.7 million in depreciation and amortization charges; restructuring charges of $42.8 million, representing charges primarily for the write-down of fixed assets; and $4.7 million in net impairment losses on investments. Changes in our operating assets and liabilities generated $24.1 million of cash in 2001. Major components of these changes included a decrease in accounts receivable and inventories of $22.2 million and $3.2 million, respectively, resulting primarily from a decline in business activity in the second half of 2001 and the effect of exiting the SBQ business. The decrease in accrued liabilities of $9.8 million resulted primarily from a lower balance of deferred revenue at December 31, 2001. Also, we made $9.4 million in interest payments in 2001.

INVESTING CASH FLOWS

         Cash flows from investing activities were $5.0 million in 2003. Proceeds from sales of long-term investments were used for general corporate purposes. Changes in other assets in 2003 included $1.9 million from the cash value of terminated corporate-owned life insurance policies.

         We made capital investments of $1.1 million in 2003, primarily for maintenance capital.

         We made capital investments totaling $2.4 million in 2002 and $2.2 million in 2001. These capital expenditures were primarily related to improvements to our Energy Products segment facilities.

         We currently estimate that 2004 capital spending will be approximately $3.0 million. Our sources of funding for capital expenditures include available cash flows from operations and borrowing availability under our credit facility. The amount ultimately spent will depend upon the availability of these resources.

FINANCING CASH FLOWS

         In the second quarter of 2003, we redeemed the remaining $33.8 million of our outstanding 13 1/2% senior secured notes that were due on July 15, 2003. The notes were redeemed at par plus accrued interest and was funded from existing cash balances and borrowings under our credit facility.

         In the second quarter of 2003, in connection with the redemption of our senior secured notes, we amended our credit facility. The facility provides up to $45.0 million under a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 1.00% to prime plus 1.75% with respect to domestic rate loans, and from the LIBOR rate plus 2.50% to LIBOR plus 3.25% with respect to LIBOR rate loans. In addition, there is a line usage fee imposed in periods in which the outstanding amount of the line exceeds $30.0 million. The credit agreement contains financial and other covenants, including a minimum level of earnings, as defined in the agreement, and limitations on certain types of transactions, including the ability of our subsidiaries to declare and pay dividends.

         As of December 31, 2003, we were not in compliance with the minimum level of defined earnings covenant, which resulted in the imposition of $7.5 million of additional reserves against availability. At December 31, 2003, we had $14.9 million of loans and $5.0 million of letters of credit outstanding under the credit facility and approximately $15.5 million in additional borrowing availability. The letters of credit were issued against the credit facility as collateral on our self-insured workers compensation program. The weighted average interest rate on borrowings as of December 31, 2003 was 3.78%. The facility is secured by a first priority lien on substantially all of our inventories, accounts receivable, property, plant and equipment and related intangibles. This facility expires in March 2007.

         In 2003, we received $0.7 million from the exercise of common stock warrants resulting in the issuance of 187,184 of our common shares.

         On July 15, 2002, we redeemed $35.0 million in principal amount of our 13.5% senior secured notes at par plus accrued interest using existing cash balances. In addition, repayments of long-term debt in 2001 included the early retirement of $0.9 million of principal amount of our senior secured notes.

         Long-term debt maturities for each of the next five years are less than $0.1 million.

         In July 2002 we filed a universal shelf registration statement for the issuance and sale from time to time to the public of up to $100 million in securities, including debt, preferred stock, common stock and warrants. The shelf registration was declared effective by the SEC in September 2002. We have not sold any securities pursuant to the shelf registration. See Note 6 in the accompanying financial statements for more information on the credit facility and shelf registration. We believe the shelf registration affords us the financial flexibility to react to future opportunities in the market.

         During 2001, we repurchased 376,300 of our outstanding shares in open market transactions for $2.3 million.

         At December 31, 2003, we had regular tax net operating loss carryforwards which will fully eliminate the regular tax liability on approximately $153.0 million of future regular taxable income. While we may have alternative minimum tax (AMT) liability, we also have AMT net operating loss carryforwards which will eliminate 90% of the AMT liability on approximately $118.0 million of future AMT income. While future tax provisions will depend in part on our ongoing assessment of our future ability to utilize our tax benefits, we expect that the tax provisions that we record on approximately the next $131.0 million in pre-tax income will be substantially less than the amounts at full statutory rates. You should read Note 12 to the Consolidated Financial Statements for further information concerning our federal tax status.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer claims, allowance for doubtful accounts, inventories, investments, long-lived assets, assets held for sale, income taxes, product liability, workers compensation claims, restructuring liabilities, environmental contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

         We recognize revenue from product sales when the product is shipped from our facilities and risk of loss and title has passed to the customer or, at the customer's request, the goods are set aside in storage and are paid for in full. For transactions where we have not obtained customer acceptance, revenue is deferred until the terms of acceptance are satisfied.

ACCOUNTS RECEIVABLE ALLOWANCES

         We evaluate the collectibility of our receivables based on a combination of factors. We regularly analyze our customer accounts and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration of the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible.

         We also maintain a reserve for customer claims for returns of defective materials. This reserve is recorded as a percentage of sales and estimated based upon historical experience. The adequacy of reserve estimates is periodically reviewed by comparison to actual experience. Claims in any future period could differ from our estimates and impact the net sales we report.

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

LONG-LIVED ASSET IMPAIRMENT

         We evaluate our long-lived assets used in operations, consisting of property, plant and equipment, when indicators of impairment, such as reductions in demand or significant economic factors are present. When such indicators of impairment exist, an evaluation is performed to determine whether the carrying value of an asset is impaired based on a comparison to the undiscounted estimated future cash flows from the asset. The evaluations involve a significant amount of judgment since the results are based on estimated future events. Assets held for sale are reviewed for impairment when we approve the plan to sell, and thereafter while the asset is held for sale. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded. During 2003, 2002 and 2001, we recorded impairment losses on our long-lived assets primarily related to the restructuring of our operations

EMPLOYEE BENEFITS PLANS

         We record liabilities and expense for deferred compensation agreements, salary continuation agreements (SCA) and postretirement health benefit costs based on actuarial valuations. All benefits paid under the agreements are unfunded and benefits are paid from operating cash flows. The net present value of the benefits provided under the deferred compensation agreements were accrued over the period of the employee's active employment from the time the contract was signed to the employee's retirement date using a discount rate of eleven percent, which approximated our incremental borrowing rate at that time.

         Inherent in the valuations for the SCA and postretirement health benefits are key assumptions including assumptions about discount rates. These assumptions are updated on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. To develop our discount rate, we considered the available yields on high-quality fixed-income investments with maturities corresponding to our benefit obligations. We used a discount rate of 6.00% and 6.75% to determine the SCA and postretirement health benefit liability as of December 31, 2003 and 2002, respectively. The decline in the discount rate used to estimate the SCA and postretirement health benefit liability is a result of declining interest rates in the United States. Changes in the related SCA and postretirement health benefit costs may occur in the future due to changes in the assumptions primarily as a result of changes in the discount rate.

RESTRUCTURING RESERVES

         Our restructuring reserves reflect many estimates, including those pertaining to settlements of contractual obligations and environmental remediation obligations. We reassess the reserve requirements for completing the restructuring program at the end of each reporting period. Actual experience has been and may continue to be different from these estimates. For example, we recognized $0.1 million and $0.8 million of restructuring charges in 2003 and 2002, respectively, related to revisions of our estimates for the restructuring plan initiated in 2001. As of December 31, 2003 and 2002, liabilities associated with our restructuring program were $5.6 million and $6.7 million, respectively. Additional charges may be required in the future if the expected results of litigation and estimates of environmental remediation costs are not realized. Refer to Notes 2 and 10 to our consolidated financial statements for more information.

RESERVES FOR CONTINGENCIES

         We have other potential exposures, such as workers compensation claims, environmental claims, product liability, litigation and recoverability of deferred income taxes. Establishing loss reserves or valuation allowances for these matters requires us to estimate and make judgments with regard to risk exposure and ultimate liability. We establish accruals for these exposures; however, if our exposure exceeds our estimates, we could be required to record additional charges.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We have issued no financial instruments that meet the provisions of SFAS No. 150; therefore, adopting the provisions of SFAS No. 150 had no effect on our consolidated financial position, consolidated results of operations, or cash flows.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." ("FIN No. 46"). The interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FASB issued a revised interpretation of FIN No. 46 ("FIN No. 46-R"), which supercededs FIN No. 46 and clarifies and expands current accounting guidance for variable interest entities. FIN No. 46 and FIN No. 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We have not utilized such entities and therefore the adoption of FIN No. 46 and FIN No. 46-R had no effect on our consolidated financial position, consolidated results of operations, or cash flows.

         In December 2003, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132")." This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This statement, which also requires new disclosures for interim periods beginning after December 15, 2003, is effective for fiscal years ending after December 15, 2003. The Company adopted this statement for the year ended December 31, 2003.

OTHER MATTERS

         You should read Note 10 to the Consolidated Financial Statements for information pertaining to commitments and contingencies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have not used derivative financial instruments for any purpose during the periods shown, including trading or speculating on changes in interest rates or commodity prices of materials.

         Purchased steel, in the form of hot-rolled coils and steel scrap, represents the largest portion of our cost of goods sold. The price and availability of steel coils and scrap that we use in our manufacturing processes are highly competitive and volatile. Various factors, most of which are beyond our control, affect the supply and price of steel coils and scrap. We believe that changes in steel coil and scrap costs have had a significant impact on our earnings, and we expect that future changes will continue to significantly impact our earnings. Reference is made to "Recent Developments" in Item 7 of this report for recent developments regarding steel costs.

         We are exposed to market risk for changes in interest rates for borrowings under our revolving credit facility. Borrowings under the credit facility bear interest at variable rates, and the fair value of the borrowings are not significantly affected by changes in market interest rates. If the interest rates on our credit facility were to increase by 1%, assuming our borrowings level at December 31, 2003, the increase in our interest expense would be less than $0.2 million on an annualized basis.

         We purchase natural gas and electricity for our operations and, therefore, have a market risk related to gas and electricity purchases in the open market at spot prices. The prices of such purchases and futures positions are subject to wide fluctuations due to unpredictable factors such as weather, government policies and demand for natural gas and competitive fuels. As a result, our earnings could be affected by changes in the price and availability of gas and electricity. As market conditions dictate, we from time to time will lock in future gas and electricity prices using fixed price contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Consolidated Financial Statements

Report of Management ..........................     27
Independent Auditors' Report ..................     28
Consolidated Statements of Operations .........     30
Consolidated Balance Sheets ...................     31
Consolidated Statements of Cash Flows .........     32
Consolidated Statements of Common
   Shareholders' Equity .......................     33
Notes to Consolidated Financial Statements ....     34

Financial Statement Schedule

Schedule II ...................................     50

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

         In fulfilling its responsibilities for the integrity of financial information, management maintains accounting systems and related controls. These controls provide reasonable assurance that assets are safeguarded against loss and that financial records are reliable for use in preparing financial statements. These systems are enhanced by written policies, an organizational structure that provides division of responsibilities and careful selection and training of qualified people.

         In connection with their annual audit, independent public accountants perform an examination in accordance with auditing standards generally accepted in the United States of America which includes a review of the system of internal accounting control and an expression of an opinion that the consolidated financial statements are fairly presented in all material respects.

         The board of directors, through its audit committee composed solely of independent, non-employee directors, reviews the Company's financial reporting and accounting practices. The Company's independent public accountants and internal auditors meet regularly with, and have access to, the audit committee, with or without management present, to discuss the results of their audit work.


/s/ Rene J. Robichaud

Rene J. Robichaud
President and Chief Executive Officer


/s/ Thomas J. Depenbrock

Thomas J. Depenbrock
Vice President - Finance, Treasurer
and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF NS GROUP, INC.
Newport, Kentucky

We have audited the accompanying consolidated balance sheets of NS Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, common shareholders' equity, and cash flows for the years then ended. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15 for the years ended December 31, 2003 and 2002. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the 2003 and 2002 consolidated financial statements and financial statement schedules based on our audits. The consolidated financial statements and financial statement schedule of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph that stated that the schedule fairly stated in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole in their report dated February 5, 2002 (except for Note 17, as to which the date is March 15, 2002).

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2003 and 2002 consolidated financial statement schedules, when considered in relation to the basic 2003 and 2002 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed above, the consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, those consolidated financial statements have been reclassified to give effect to Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145), which was adopted by the Company on January 1, 2003. We audited the adjustment described in Note 1 that was applied to conform the 2001 consolidated financial statements to the presentation required by SFAS 145. Our audit procedures with respect to the 2001 disclosures in Note 1 included (1) comparing the previously reported loss on extinguishment of debt to the previously issued consolidated financial statements and (2) tracing the reclassification adjustment amount into other income, net in the Company's 2001 consolidated statement of operations. In our opinion, such reclassification has been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such reclassification and, accordingly, we do not express an opinion or any form of assurance on the 2001 financial statements taken as a whole.

/s/ DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 8, 2004

         The following report is a copy of a previously issued Arthur Andersen LLP ("Andersen") report, and the report has not been reissued by Andersen. The Andersen report refers to the consolidated balance sheet as of December 31, 2001 and September 30, 2000 and the consolidated statements of operations, common shareholders' equity and cash flows for the three-month period ended December 31, 2000, and the years ended September 30, 2000 and September 25, 1999, which are no longer included in the accompanying financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS OF NS GROUP, INC.:

         We have audited the accompanying consolidated balance sheets of NS Group, Inc. (a Kentucky corporation) and subsidiaries as of December 31, 2001 and September 30, 2000, and the related consolidated statements of operations, common shareholders' equity and cash flows for the year ended December 31, 2001, and three-month period ended December 31, 2000, and the years ended September 30, 2000 and September 25, 1999. These financial statements and the schedule referred to below, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Cincinnati, Ohio                                          /s/ARTHUR ANDERSEN LLP

February 5, 2002 (except for Note 17, as to which the date is March 15, 2002)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------
    (In thousands, except per share amounts)         2003          2002          2001
=============================================      =========    ==========    ==========
NET SALES                                          $ 258,987    $  192,408    $  315,458
COST OF PRODUCTS SOLD                                262,952       206,993       290,058
                                                   ---------    ----------    ----------
     Gross profit (loss)                              (3,965)      (14,585)       25,400
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          14,721        17,509        19,982
RESTRUCTURING CHARGES                                     77         2,046        55,585
TRADE CASE RECEIPTS                                     (567)            -             -
                                                   ---------    ----------    ----------
     Operating loss                                  (18,196)      (34,140)      (50,167)
INVESTMENT INCOME (LOSS)                                (117)          737        (2,114)
INTEREST EXPENSE                                      (3,391)       (8,180)      (10,342)
OTHER INCOME, NET                                      4,206           795         2,729
                                                   ---------    ----------    ----------
     Loss before income taxes                        (17,498)      (40,788)      (59,894)
PROVISION (BENEFIT) FOR INCOME TAXES                    (169)         (858)       (3,917)
                                                   ---------    ----------    ----------
     Net loss                                      $ (17,329)   $  (39,930)   $  (55,977)
                                                   =========    ==========    ==========

Other comprehensive loss, net of taxes:
     Net unrealized gain on investments                  425           514         5,416
                                                   ---------    ----------    ----------
     Comprehensive loss                            $ (16,904)   $  (39,416)   $  (50,561)
                                                   =========    ==========    ==========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED      $   (0.83)   $    (1.93)   $    (2.68)
                                                   ---------    ----------    ----------
WEIGHTED AVERAGE SHARES OUTSTANDING

          Basic and diluted                           20,774        20,647        20,889

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,
                                                           ---------------------
(In thousands)                                               2003         2002
--------------                                             ---------   ---------
ASSETS
CURRENT ASSETS
   Cash and equivalents                                    $   2,628   $  29,357
   Accounts receivable, less allowances
     of $852 and $591, respectively                           27,261      12,653
   Inventories                                                66,568      55,874
   Operating supplies and prepaids                             9,236      10,968
   Assets held for sale                                        7,000           -
   Deferred income taxes                                         424         332
   Other current assets                                           74         782
                                                           ---------   ---------
       Total current assets                                  113,191     109,966
                                                           ---------   ---------
PROPERTY, PLANT AND EQUIPMENT, NET                            45,954      51,651
LONG-TERM INVESTMENTS                                              -       3,848
                                                           ---------   ---------
OTHER ASSETS                                                   4,981       5,416
                                                           ---------   ---------
ASSETS HELD FOR SALE                                           1,734       9,413
                                                           ---------   ---------
       Total assets                                        $ 165,860   $ 180,294
                                                           =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                        $  24,507   $   8,600
   Accrued liabilities and other                              24,873      20,162
   Revolving credit facility                                  14,936           -
   Other notes payable                                           106           -
   Current portion of restructuring liabilities                3,653       4,656
   Current portion of long-term debt                              40      33,555
                                                           ---------   ---------
       Total current liabilities                              68,115      66,973
                                                           ---------   ---------
LONG-TERM DEBT                                                   461         482
                                                           ---------   ---------
DEFERRED INCOME TAXES                                            424         332
                                                           ---------   ---------
OTHER LONG-TERM LIABILITIES                                    8,252       8,124
                                                           ---------   ---------

COMMON SHAREHOLDERS' EQUITY
   Common stock, no par value, 40,000 shares authorized,
        25,090 and 24,860, shares issued                     284,161     282,935
   Treasury stock, at cost, 4,192 and 4,213 shares           (35,420)    (35,572)
   Common stock options and warrants                             576         759
   Accumulated other comprehensive income (loss)                  97        (328)
   Accumulated deficit                                      (160,806)   (143,411)
                                                           ---------   ---------
     Common shareholders' equity                              88,608     104,383
                                                           ---------   ---------
       Total liabilities and shareholders' equity          $ 165,860   $ 180,294
                                                           =========   =========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                         --------------------------------
                          (In thousands)                                   2003       2002         2001
----------------------------------------------------------------------   --------   ---------   ---------
CASH FLOWS - OPERATING ACTIVITIES
   Net loss                                                              $(17,329)  $ (39,930)  $ (55,977)
        Adjustments to reconcile net loss to net
          cash flows provided (used) by operating activities:
        Depreciation and amortization                                       6,672      11,272      13,604
        Amortization of debt discount and
          finance costs                                                       602       1,009       1,077
        Impairment loss on investments                                        141       1,000       4,718
        Deferred income taxes                                                 (77)     (2,871)     (2,360)
        Restructuring charges, including asset impairment                     308       2,046      42,820
        Deferred costs written off related to extinguishment of debt            -         615          59
        Loss on sales of securities                                           347          86         511
   Other, net                                                                 427         662         308
   Changes in operating assets and liabilities:
        Accounts receivable, net                                          (14,608)     10,508      22,193
        Inventories                                                       (10,694)       (545)      3,155
        Other current assets                                                1,178         808       1,332
        Accounts payable                                                   15,907      (5,703)        941
        Accrued liabilities                                                 4,711         957      (9,789)
        Restructuring liabilities                                          (1,184)       (472)      6,295
                                                                         --------   ---------   ---------
               Net cash flows provided (used) by operating activities     (13,599)    (20,558)     28,887
                                                                         --------   ---------   ---------
CASH FLOWS - INVESTING ACTIVITIES

   Purchases of property, plant and equipment                              (1,137)     (2,422)     (2,198)
   Proceeds from sales of assets held for sale                                479         834       2,144
   Maturities of available-for-sale securities                                  -       2,844           -
   Sales of available-for-sale securities                                   3,751       9,455       3,752
   Changes in other assets                                                  1,947         135         475
                                                                         --------   ---------   ---------
               Net cash flows provided by investing activities              5,040      10,846       4,173
                                                                         ========   =========   =========
CASH FLOWS - FINANCING ACTIVITIES

   Repayments of long-term debt                                           (33,802)    (35,033)       (962)
   Net borrowings under revolving credit facility                          14,936           -           -
   Increase in other notes payable                                            106           -           -
   Proceeds from option and warrant exercises                               1,029          11         328
   Additions to cost of treasury stock                                        (28)          -      (2,721)
   Payment of financing costs                                                (411)       (765)          -
                                                                         --------   ---------   ---------
               Net cash flows used by financing activities                (18,170)    (35,787)     (3,355)
                                                                         ========   =========   =========
Increase (decrease) in cash and equivalents                               (26,729)    (45,499)     29,705
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                29,357      74,856      45,151
                                                                         --------   ---------   ---------
CASH AND EQUIVALENTS AT END OF PERIOD                                    $  2,628   $  29,357   $  74,856
                                                                         ========   =========   =========

Supplemental disclosure of cash flow information:

   Cash paid during the period for interest                              $  4,543   $   9,295   $   9,362
   Cash recovered during the period for income taxes                     $    670   $      50   $   1,326

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                                                         Accumulated
                                       Common Stock       Treasury Stock     Options        Other
                                       ------------       --------------       and      Comprehensive   Accumulated
(In thousands)                      Shares     Amount    Shares    Amount    Warrants   Income (Loss)     Deficit      Total
----------------------------------  ------     ------    ------    ------    --------   -------------     -------      -----
Balance, December 31, 2000          24,786   $ 282,750    3,858   $(33,035)   $  497      $ (6,258)      $ (47,476)   $196,478

Net loss                                                                                                   (55,977)    (55,977)
Net unrealized gain on investments                                                             187                         187
Reclassification of investment
   losses to income statement                                                                5,229                       5,229
Purchase of treasury stock                                  376     (2,721)                                             (2,721)
Stock option plans                      73         178      (20)       178       138                           (28)        466
                                    ------   ---------   ------   --------    ------      --------       ---------    --------
Balance, December 31, 2001          24,859   $ 282,928    4,214   $(35,578)   $  635      $   (842)      $(103,481)   $143,662

Net loss                                                                                                   (39,930)    (39,930)
Net unrealized loss on investments                                                            (552)                       (552)
Reclassification of investment
   losses to income statement                                                                1,066                       1,066
Stock option plans                       1           7       (1)         6       124                                       137
                                    ------   ---------   ------   --------    ------      --------       ---------    --------
Balance, December 31, 2002          24,860   $ 282,935    4,213   $(35,572)   $  759      $   (328)      $(143,411)   $104,383

NET LOSS                                                                                                   (17,329)    (17,329)
NET UNREALIZED LOSS ON INVESTMENTS                                                             (63)                        (63)
RECLASSIFICATION OF INVESTMENT
   LOSSES TO INCOME STATEMENT                                                                  488                         488
EXERCISE OF COMMON STOCK WARRANTS      187         749                          (308)                                      441
STOCK OPTION PLANS                      43         477      (21)       152       125                           (66)        688
                                    ------   ---------   ------   --------    ------      --------       ---------    --------
BALANCE, DECEMBER 31, 2003          25,090   $ 284,161    4,192   $(35,420)   $  576      $     97       $(160,806)   $ 88,608
                                    ======   =========   ======   ========    ======      ========       =========    ========

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

RECLASSIFICATIONS

         Extraordinary charges of $0.6 million in 2002 and $0.1 million in 2001 related to the extinguishment of debt have been reclassified to Other income, net as an effect of the Company adopting SFAS No. 145 as of January 1, 2003.

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

LONG-TERM INVESTMENTS

         Long-term investments consisted of corporate bonds and a retained equity investment in a former subsidiary of the Company that were classified as available for sale and carried at fair value, based on quoted market prices. Realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available for sale securities are included, net of tax, in accumulated other comprehensive income (loss) within common shareholders' equity until sold. The net unrealized gain at December 31, 2003, is related to the Company's $1.8 million of U.S. government securities being held in trust for the payment of environmental remediation costs for its closed landfill in Kentucky.

         Long-term investments are periodically reviewed to determine if declines in fair value below cost basis are other-than-temporary. Significant and sustained decreases in quoted market prices, a series of historic and projected operating losses by the investee or other factors are considered as part of the review. If the decline in fair value has been determined to be other-than-temporary, an impairment loss is recorded in investment income and the individual security is written down to a new cost basis. The Company recognized impairment losses of $0.1 million, $1.0 million and $6.2 million in 2003, 2002 and 2001, respectively. Losses for 2001 include $4.4 million of impairment losses on a retained equity investment in a former subsidiary of the Company.

Other comprehensive income (loss), net of applicable income taxes, if any, consists of the following:

                     (In thousands)                          2003      2002      2001
                     --------------                         -------   -------   -------
Net unrealized holding gains (losses) for the period        $   (63)  $  (552)  $   187
Reclassification adjustment for impairment losses
   included in income, net of income taxes                      141       980     4,718
Reclassification adjustment for losses realized in income       347        86       511
                                                            -------   -------   -------
Other comprehensive income (loss)                           $   425   $   514   $ 5,416
                                                            =======   =======   =======

INVENTORIES

         Inventories are stated at the lower of FIFO (first-in, first-out) cost or market, or the lower of average cost or market. The Company records a provision for excess and obsolete inventory whenever such an impairment has been identified. Inventory costs include labor, material and manufacturing overhead.

         Inventories at December 31, 2003 and 2002 consist of the following:

     (In thousands)         2003       2002
     --------------       --------   --------
Raw materials             $ 20,514   $ 20,108
Finished and semi-
   finished products        46,054     35,766
                          --------   --------
                          $ 66,568   $ 55,874
                          ========   ========

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

         The Company periodically evaluates property, plant and equipment for indicators of potential impairment such as reductions in demand or significant economic factors. When such indicators of impairment exist, a review is performed to determine whether the carrying value of an asset is impaired based on a comparison to the undiscounted estimated future cash flows from the asset. If the comparison indicates that there is impairment, the impaired asset is written down to fair value. See Note 2 regarding asset write-downs and reclassifications as a result of the Company's restructuring initiatives in 2001.

         Property, plant and equipment at December 31, 2003 and 2002 consist of the following:

     (In thousands)           2003         2002
     --------------        ----------   ---------
Land and improvements      $    8,836   $   8,836
Buildings                      16,245      16,195
Machinery and equipment       173,153     171,418
Construction in progress          479       1,302
                           ----------   ---------
                              198,713     197,751
Accumulated depreciation     (152,759)   (146,100)
                           ----------   ---------
                           $   45,954   $  51,651
                           ==========   =========

TREASURY STOCK

         The Company's repurchases of shares of common stock are recorded as treasury stock at cost and result in a reduction of common shareholders' equity. When treasury shares are reissued, the Company uses average cost to value treasury shares and any excess of average cost over reissuance price is treated as a reduction of retained earnings. The Company purchased 376,300 shares in the open market for $2.3 million in the year ended December 31, 2001. See Note 9 for additional information.

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

OTHER INCOME, NET

         The Company received settlements of $4.0 million, $0.8 million and $1.3 million in 2003, 2002 and 2001, respectively, as the result of antitrust litigation against manufacturers of graphite electrodes used in the steel-making process.

STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock options granted during 2003, 2002 and 2001 were exercisable at prices equal to the fair market value of the Company's common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

         If the Company accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", net loss and diluted loss per share would have been as follows:

        (In thousands, except per share amounts)               2003       2002       2001
        ----------------------------------------             --------   --------   --------
Net loss - as reported                                       $(17,329)  $(39,930)  $(55,977)
Less: Stock-based employee compensation
   expense determined under the fair value
   method for all awards, net of related tax effects           (2,281)    (3,034)    (3,687)
                                                             --------   --------   --------
Net loss - pro forma                                         $(19,610)  $(42,964)  $(59,664)
                                                             ========   ========   ========

Diluted loss per share - as reported                         $  (0.83)  $  (1.93)  $  (2.68)
Effect of stock-based employee
   compensation expense determined under the fair
   value method for all awards, net of related tax effects      (0.11)     (0.15)     (0.18)
                                                             --------   --------   --------

Diluted loss per share - pro forma                           $  (0.94)  $  (2.08)  $  (2.86)
                                                             ========   ========   ========

         The fair values of the granted options were determined using the Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001, respectively; no common stock dividends; expected volatility of 77%, 62% and 75%; risk-free interest rates of 3.1%, 4.7% and 5.1%; and an expected life of 7 years for all periods.

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

EARNINGS (LOSS) PER SHARE

         Basic earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive equivalents, which, for the Company, includes stock options and warrants only. Because the Company reported net losses in all periods shown, potentially dilutive securities of 1.8 million, 2.0 million and 2.2 million shares for 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings or loss per share for the periods because they would be antidilutive.

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

         Consequently, in the first quarter of 2001, the Company recorded $56.2 million of restructuring charges, including $43.4 million resulting primarily from asset impairment losses related to machinery, equipment and related spare parts inventories to be sold. The restructuring charges include a $0.6 million write-down of special bar quality finished goods inventories that was included in cost of products sold.

         In the fourth quarter of 2002, the Company recorded $2.0 million of additional restructuring charges related to the March 2001 restructuring. The charges included a $1.2 million impairment loss on assets held for sale and $0.8 million primarily related to an increase in the estimate of post-closure costs for the Company's closed landfill, net of employee separation accrual reversals.

         In the fourth quarter of 2003, the Company recorded $0.1 million of additional restructuring charges resulting from an increase in the estimated cancellation costs of operating contracts.

         Following is a summary of the accrued restructuring liabilities and activity through December 31, 2003:

                                   FACILITY
                       EMPLOYEE     CLOSING
   (In thousands)     SEPARATION   AND OTHER    TOTAL
   --------------     ----------   ---------  --------
Initial reserves       $  4,941    $  7,824   $ 12,765
Cash payments            (4,238)     (2,232)    (6,470)
Accruals (reversals)       (548)        548          -
                       --------    --------   --------
December 31, 2001      $    155    $  6,140   $  6,295
                       --------    --------   --------
Cash payments                (2)       (470)      (472)
Accruals                   (153)        999        846
                       --------    --------   --------
December 31, 2002      $      -    $  6,669   $  6,669
                       --------    --------   --------
CASH PAYMENTS                 -      (1,184)    (1,184)
ACCRUALS                      -          77         77
                       --------    --------   --------
DECEMBER 31, 2003      $      -    $  5,562   $  5,562
                       ========    ========   ========

         In 2001, the Company paid severance to the 205 hourly and 65 salaried employees whose positions were eliminated by the restructuring. The restructuring liabilities for facility closing and other costs consist primarily of estimated cancellation costs of operating contracts and environmental remediation costs. Payments in 2003 were primarily for environmental costs related to the landfill closure. Accrued restructuring liabilities of $1.9 million, primarily related to post-closure costs of the Company's closed landfill, have been classified as Other Long-term Liabilities as the payments will be made over the next thirty years.

ASSETS HELD FOR SALE

         Assets of the closed operations, consisting of machinery and equipment, spare parts and supply inventories, are classified as Assets Held for Sale in the Company's consolidated balance sheet. The assets include the Company's best estimates of the amounts expected to be realized on the sale of the assets. While the estimates are based on an analysis of the facilities, including valuations by independent appraisers, the amounts the Company will ultimately realize could differ materially from the amounts assumed in calculating the impairment loss on the assets at December 31, 2003. The assets have been and are currently being actively marketed by an outside broker.

         In October 2003, the Company entered into a contract to sell a majority of its assets held for sale of its welded tubular operations. The net sales price for the assets approximates their recorded book value and have been reclassified to current Assets Held for Sale in the December 31, 2003 consolidated balance sheet. In accordance with the contract, the Company is scheduled to receive cash payments over the period the assets are removed, which is expected to occur during the first half of 2004.

Note 3: BUSINESS SEGMENT INFORMATION

         The Company has historically reported its operations in two reportable segments. The Company's Energy Products segment consists primarily of (i) welded and seamless tubular goods used primarily in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); and (ii) line pipe used in the transmission of oil, natural gas and other fluids. The Energy Products segment reflects the aggregation of two business units which have similar economic characteristics such as products and services, manufacturing processes, customers and distribution channels and is consistent with both internal management reporting and resource and budgetary allocations. The Company's Industrial Products segment consisted of Special Bar Quality (SBQ) products used primarily in the manufacture of heavy industrial equipment. As discussed in Note 2, the Company exited the SBQ business and as such, the assets of this segment at December 31, 2003 are classified as Assets Held for Sale.

         The Company evaluated performance and allocated resources on operating income before interest and income taxes. The accounting policies of the reportable segments were the same as those described in Note 1. Corporate assets are primarily cash, property, income tax assets and assets held for sale. Corporate general and administrative expenses were fully allocated to the Company's segments.

CONCENTRATIONS

         The operations of the segments are conducted principally in the United States. The Company grants trade credit to customers, the most significant of which are distributors serving the oil and natural gas exploration and production industries which purchase tubular steel products from the Energy Products segment. Sales to a customer of the Company's energy products accounted for approximately 20%, 17% and 16%, respectively, of total Energy Products segment sales for 2003, 2002 and 2001. Another customer of the Company's Energy Products segment accounted for 13%, 12% and 14% of total Energy Products segment sales for 2003, 2002 and 2001.

         The Company's welded tubular operations depends primarily on three suppliers for its steel coils with one supplier accounting for the majority of its purchases. If the Company would suffer the loss of a significant customer or supplier, the effect could result in reduced sales or a delay in manufacturing and would adversely affect operating results.

         Substantially all of the Company's hourly employees are represented by the United Steelworkers of America under contracts that expire in April 2005, May 2006 and May 2007 for the Newport, Koppel and Erlanger operations, respectively.

      The following table sets forth selected financial information by reportable business segment for 2003, 2002 and 2001.

                                    ENERGY     INDUSTRIAL
         (IN THOUSANDS)            PRODUCTS     PRODUCTS    CORPORATE     TOTAL
         --------------            ---------   ----------   ---------   ---------
2003

   NET SALES
     WELDED TUBULAR PRODUCTS       $ 116,631    $      -    $       -   $ 116,631
     SEAMLESS TUBULAR PRODUCTS       142,356           -            -     142,356
                                   ---------    --------    ---------   ---------
                                   $ 258,987    $      -    $       -   $ 258,987
                                   =========    ========    =========   =========
   OPERATING LOSS (1)              $ (18,196)   $      -    $       -   $ (18,196)
   ASSETS                            150,385           -       15,475     165,860
   DEPRECIATION AND AMORTIZATION       6,672           -            -       6,672
   CAPITAL EXPENDITURES                1,137           -            -       1,137
                                   ---------    --------    ---------   ---------

2002

   Net sales
     Welded tubular products       $  87,306    $      -    $       -   $  87,306
     Seamless tubular products       105,102           -            -     105,102
                                   ---------    --------    ---------   ---------
                                   $ 192,408    $      -    $       -   $ 192,408
                                   =========    ========    =========   =========
   Operating loss (2)              $ (34,140)   $      -    $       -   $ (34,140)
   Assets                            128,739           -       51,555     180,294
   Depreciation and amortization      11,272           -            -      11,272
   Capital expenditures                2,422           -            -       2,422
                                   ---------    --------    ---------   ---------

2001

   Net sales
     Welded tubular products       $ 143,540    $      -    $       -   $ 143,540
     Seamless tubular products       162,069           -            -     162,069
     SBQ products                          -       9,849            -       9,849
                                   ---------    --------    ---------   ---------
                                   $ 305,609    $  9,849    $       -   $ 315,458
                                   =========    ========    =========   =========
   Operating loss (3)              $ (36,017)   $(12,949)   $  (1,201)  $ (50,167)
   Assets                            152,034           -      108,450     260,484
   Depreciation and amortization      12,663         941            -      13,604
   Capital expenditures                2,198           -            -       2,198
                                   ---------    --------    ---------   ---------

(1) Includes restructuring charges of $0.1 million, a $0.2 million impairment loss on long-lived assets and and income of $0.6 million from trade case receipts.

(2) Includes restructuring charges of $2.0 million.

(3) Includes restructuring charges of $45.3 million for Energy Products segment, $9.7 million for Industrial Products segment, and $1.2 million for Corporate, for a total of $56.2 million.

Note 4: ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

         Accrued liabilities and other at December 31, 2003 and 2002 consist of the following:

              (In thousands)                    2003      2002
              --------------                  --------  --------
Deferred revenue                              $  8,012  $  2,663
Accrued payroll and benefits                     6,198     5,907
Workers' compensation                            3,403     3,225
Customer claims                                  2,694     1,485
Personal property and sales and use taxes        2,633     2,120
Accrued environmental remediation                1,880     2,081
Accrued interest                                    53     2,089
Other                                                -       592
                                              --------  --------
                                              $ 24,873  $ 20,162
                                              ========  ========

         Other long-term liabilities at December 31, 2003 and 2002 consist of the following:

           (In thousands)                       2003      2002
           --------------                     --------  --------
Accrued employee benefits                     $  6,343  $  6,111
Long-term restructuring liabilities              1,909     2,013
                                              --------  --------
                                              $  8,252  $  8,124
                                              ========  ========

Note 5: LONG-TERM INVESTMENTS

         At December 31, 2002, the Company's long-term investments consisted of corporate bonds and were all classified as available for sale. The investments had a market value of $3.8 million as a result of an amortized cost of $4.5 million and gross unrealized losses of $0.7 million.

Gross realized gains and losses for 2003, 2002 and 2001 were as follows:

 (In thousands)                       2003     2002     2001
 --------------                       ----     ----     ----
Realized gains                        $ 73     $328     $ 69
Realized losses                       $420     $414     $580
                                      ----     ----     ----

         In addition, see Note 1 - Long-term Investments regarding the impairment losses on investments which the Company recognized in 2003, 2002 and 2001 and assets held in trust.

NOTE 6: DEBT AND CREDIT FACILITY

         Borrowings of the Company at December 31, 2003 and 2002 consist of the following:

                  (In thousands)                          2003               2002
--------------------------------------------------  --------------     ---------------
Revolving credit facility                           $       14,936     $             _
                                                    --------------     ---------------
Other notes payable                                 $          106     $             _
                                                    --------------     ---------------
Long-term debt:
     13.5% senior secured notes due July 15, 2003
     (Notes), interest due semi-annually, secured
     by property, plant and equipment (net of
     unamortized discount of $ 247)                 $            -     $        33,521

     Other                                                     501                 516
                                                    --------------     ---------------
                                                               501              34,037
   Less current portion                                        (40)            (33,555)
                                                    --------------     ---------------
Long-term debt                                      $          461     $           482
                                                    ==============     ===============

         In the second quarter of 2003, the Company redeemed the remaining $33.8 million of its outstanding Notes. The Notes were redeemed at par plus accrued interest, and was funded from existing cash balances and borrowings under the Company's credit facility.

         In connection with its Notes redemption, the Company amended its revolving credit facility. The facility provides up to $45.0 million under a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 1.00% to prime plus 1.75% with respect to domestic rate loans, and from the LIBOR rate plus 2.50% to LIBOR plus 3.25% with respect to LIBOR rate loans. In addition, there is a line usage fee imposed in periods in which the outstanding amount of the line exceeds $30.0 million. The credit agreement contains financial and other covenants, including a minimum level of earnings, as defined in the agreement, and limitations on certain types of transactions, including the ability of the Company's subsidiaries to declare and pay dividends. The credit facility expires in March 2007.

         At December 31, 2003, the Company was not in compliance with the minimum level of defined earnings covenant, which resulted in the imposition of $7.5 million of additional reserves against availability. At December 31, 2003, the Company had $14.9 million in loans and $5.0 million of letters of credit outstanding under the credit facility and approximately $15.5 million in additional borrowing availability. The letters of credit were issued against the credit facility as collateral for the Company's self-insured workers compensation program. The weighted average interest rate on the credit facility borrowings at of December 31, 2003 was 3.78%. The facility is secured by a first priority lien on substantially all of the Company's inventories, accounts receivable, property, plant and equipment and related intangibles.

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

         The extraordinary charges related to the extinguishment of debt in 2002 and 2001 have been reclassified to Other income, net in accordance with current accounting rules.

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

NOTE 7:  FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of financial instruments:

         Cash and equivalents, revolving credit facility borrowings, other notes payable and current portion of long-term debt -- The carrying amounts approximate fair value because of the short maturity of these instruments.

         Long-term investments -- The carrying amount is fair value which is based upon quoted market prices.

         Long-term debt -- The fair value of long-term debt was estimated by calculating the present value of the remaining interest and principal payments on the debt to maturity. The present value computation uses a discount rate based upon current market rates.

         The carrying amounts and fair values of the Company's financial instruments, except those noted above for which carrying amounts approximate fair values, at December 31, 2003 and 2002 are as follows:

                                 2003                  2002
                           ------------------  -------------------
                           Carrying    Fair    Carrying      Fair
    (In thousands)          Amount    Value     Amount      Value
---------------------      --------   -----    --------     ------
Long-term investments       $     -   $   -    $  3,848     $3,848
Long-term debt                  461     282         482        326

                            =======   =====    ========     ======

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

         Non-qualified stock options become exercisable according to a vesting schedule determined at the grant date and expire no later than ten years after grant. Non-qualified stock option grants since July 1999 were granted at exercise prices approximating the market price on the date of grant. A summary of transactions in the plans follows:

                                             2003                   2002                     2001
                                    --------------------   ---------------------     --------------------
                                                 AVERAGE                Average                   Average
                                                EXERCISE               Exercise                  Exercise
                                     SHARES      PRICE       Shares      Price         Shares      Price
                                    ---------   --------   ----------  ---------     ----------  --------
Outstanding, beginning of period    1,807,290   $  10.82    1,883,819  $   11.75      2,005,021  $  11.89
     Granted                          152,000       7.97      182,000       8.24        206,250      8.30
     Expired                          (87,265)     12.92     (256,739)     15.85       (146,878)    15.18
     Exercised                        (82,613)      4.77       (1,790)      6.25       (180,574)     7.28
                                    ---------   --------   ----------  ---------     ----------  --------
Outstanding, end of period          1,789,412   $  10.75    1,807,290  $   10.82      1,883,819  $  11.75
                                    ---------   --------   ----------  ---------     ----------  --------
Exercisable, end of period          1,313,161   $  11.31    1,106,247  $   10.91        670,582  $   9.01
                                    ---------   --------   ----------  ---------     ----------  --------
Available for grant                   582,010                 646,745                   572,006
                                    ---------   --------   ----------  ---------     ----------  --------
Weighted average fair value
   of options granted                           $   5.79               $    5.34                 $   6.18
                                    ---------   --------   ----------  ---------     ----------  --------

         A summary of information about stock options outstanding at December 31, 2003 follows:

                            OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                           ---------------------------      ---------------------------------------
                                        AVERAGE              AVERAGE                    AVERAGE
      RANGE OF                          EXERCISE            REMAINING                  EXERCISE
  EXERCISE PRICES            SHARES      PRICE                 LIFE       SHARES        PRICE
-------------------        ---------  ----------------      ---------   ---------  ----------------
$ 2.63 - $     7.30          641,062  $           6.91         5.1        529,288  $           6.83
$ 7.77 - $    16.63          781,350             10.67         6.6        421,273             11.48
 17.63 - $    19.09          367,000             17.64         6.4        362,600             17.64
                           ---------  ----------------      ------      ---------  ----------------
                           1,789,412  $          10.75         6.0      1,313,161  $          11.31
                           =========  ================      ======      =========  ================

         In 2003, the Company issued 187,184 shares of its common shares as a result of the exercise of all remaining outstanding common stock warrants related to the Company's senior notes. The warrants were exercisable at $4.00 per share and resulted in proceeds of $0.7 million.

         In the first quarter of 2003, treasury stock was acquired in consideration for common shares issued as a result of cashless stock option transactions. The options were exercisable at $3.75 per share for 18,720 common shares of the Company resulting in the issuance of 5,359 common shares. In connection with the transactions, the Company incurred certain costs that were included in the cost of treasury shares.

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

NOTE 10: COMMITMENTS AND CONTINGENCIES

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

         In October 2002, the United States Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") to Newport for certain alleged violations dating from 1998 to April 2000 of its Clean Air Act emission permit for Newport's electric arc furnace that was installed in 1999 and shuttered in early 2001. The NOV alleged that the permit issued to Newport in June 1998 was based upon an incorrect analysis as to potential emissions, and thus represented a violation of the Clean Air Act. In addition, the EPA alleged certain violations of the Clean Water Act occurred at Newport's Wilder facility in 1998. Newport and the EPA have settled all of these issues with final Agreed Orders for $0.1 million.

         The Company has a hazardous waste landfill on its property in Wilder, Kentucky, which it no longer uses. In connection with the March 2001 restructuring actions, in which the Company closed Newport's melt shop and hot strip mill operations, the Company accrued the estimated costs for closure and post-closure care of the landfill. These costs were included in restructuring charges in the first quarter of 2001. The Company received final approval of its closure/post-closure plan from the Kentucky Division of Waste Management in December 2002. As a result, the Company increased its estimate of post-closure costs by $1.0 million and they are included in restructuring charges for the fourth quarter of 2002. The closure of the landfill was completed in the fourth quarter of 2003.

         In late 2001, the U.S. Environmental Protection Agency (EPA) designated Imperial Adhesives, Inc., a former subsidiary of the Company, as one of a number of potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by an independent operator. A preliminary study of the site is ongoing. Consequently, it is too early to determine the Company's liability exposure. The Company believes, however, that the reasonably foreseeable resolution of this matter will not have a material adverse effect on our consolidated financial statements.

         The Company had accrued liabilities of $3.9 million and $5.2 million, at December 31, 2003 and 2002, respectively, for environmental remediation obligations. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         The Company leases the real estate for its finishing facilities in Catoosa, Oklahoma. The lease payments amount to $0.1 million per year through 2011.

         The Company has change of control severance agreements (Agreements) with certain of its key employees. The Agreements contain provisions that would entitle each affected employee to receive an amount ranging from two to three times the employee's base salary plus two to three times the employee's five year average bonus, and continuation of certain benefits, if there is a change of control of the Company, as defined, and a termination of employment. If a change of control had occurred as of December 31, 2003, obligations under these Agreements would be approximately $3.8 million. In addition, concurrent with a change of control of the Company, amounts that are sufficient to pay the benefits due under the deferred compensation agreements and salary continuation agreements, would be required to be funded by the Company.

NOTE 11: EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

         The Company has established various profit sharing plans at the operating companies which are based on the earnings of the respective companies. Generally, the plans require mandatory contributions at a specified percentage of pretax profits for the bargaining unit employees, and discretionary contributions for salaried employees. The Company also has defined contribution plans covering substantially all of its employees. The expense of these plans was $0.4 million, $0.7 million and $0.8 million for 2003, 2002 and 2001, respectively.

         Effective January 1, 2003, the Company's bargaining unit employees at its seamless operations in Pennsylvania joined the Steelworkers Pension Trust
(SPT), a multi-employer pension plan, in lieu of continued participation in the Company's retirement savings plan. The Company does not administer this plan and contributions are determined in accordance with provisions of negotiated labor contracts. Based upon current available information, the Company would not have a withdrawal liability if it withdrew from the SPT. Total contributions and expense for this plan in 2003 were $0.6 million.

Deferred Compensation Agreements

         Certain retired employees of the Company have individual deferred compensation agreements that provide for monthly payments that will be paid for life, with payments for a minimum of ten years. The net present value of the benefits expected to be provided to the employee under the agreements was accrued over the period of the employee's active employment from the time the contract was signed to the employee's retirement date using a discount rate of eleven percent, which approximated the Company's incremental borrowing rate at that time. As of December 31, 2003 and 2002, the Company had accrued liabilities for benefits payable under these agreements of $5.0 million and $5.1 million, respectively, and recorded expense of $0.5 million, $0.6 million and $0.6 million, for these agreements in 2003, 2002 and 2001, respectively.

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

         Retirees who are receiving payments under their deferred compensation agreement and the employees who have an SCA are also eligible to receive postretirement health care benefits from their retirement date until age 65.

         SCA and postretirement health expense and other information for the year ended December 31, 2001 was determined by the Company not to be material. SCA and post-retirement benefit costs for 2003 and 2002 are as follows:

                                                               SCA                HEALTH
               (In thousands)                            2003       2002     2003        2002
---------------------------------------------         ---------   --------  ------     -------
Service cost                                          $     286   $     34  $   11     $    10
Interest cost on projected benefit obligation               106         82      23          24
Amortization of:
   Transition obligation                                      -          -      28          28
   Net loss                                                   -        212       -           -
                                                      ---------   --------  ------     -------
Actuarial expense for year                            $     392   $    328  $   62     $    62
                                                      =========   ========  ======     =======

Reconciliation of the beginning and ending balances of the SCA and post-retirement health plans funded status were:

                                                               SCA                  HEALTH
               (In thousands)                            2003       2002       2003        2002
---------------------------------------------         ---------   --------    ------     -------
Change in benefit obligation:
   Benefit obligation at beginning of year            $   1,698   $    747    $  366     $   364
     Service cost                                           286         34        11          10
     Interest cost                                          106         82        23          24
     Actuarial (gain) loss                                   (4)       835       (44)         15
     Benefits paid                                            -          -       (10)        (47)
                                                      ---------   --------    ------     -------
   Benefit obligation at end of year                  $   2,086   $  1,698    $  346     $   366
                                                      =========   ========    ======     =======
Reconciliation to balance sheet:
   Funded (unfunded) status                           $  (2,086)  $ (1,698)   $ (346)    $  (366)
   Unrecognized transition obligation                         -          -       308         336
   Unrecognized net (gain) loss                              92         96       (29)         15
                                                      ---------   --------    ------     -------
     Net liability recognized at December 31          $  (1,994)  $ (1,602)   $  (67)    $   (15)
                                                      =========   ========    ======     =======

         The projected benefit obligations of both the SCA and post-retirement health plans were calculated using a discount rate of 6.0% at December 31, 2003 and 6.75% at December 31, 2002. The Company uses a November 30 measurement date for the SCA and postretirement health plans. The SCA calculations assumed a 3.0% compensation growth rate for 2003 and 2002.

         The assumed health care cost trend rate used to measure the postretirement health benefit obligation at December 31, 2003, was 10.0% and is assumed to decrease gradually to 6.0% by the year 2008. A one-percentage point change in assumed health care cost trend rates would have the following effect on the postretirement costs and obligation:

             (In thousands)                                         1% Increase   1% Decrease
------------------------------------------                          -----------   -----------
Effect on total service and interest costs                            $     3      $      3
Effect on postretirement benefit obligation                           $    23      $     20
                                                                      -------      --------

         In addition, concurrent with a change of control of the Company, amounts that are sufficient to pay the benefits under the deferred compensation agreements and SCAs would be required to be funded by the Company.

         The following table details expected benefit payments for the years 2004 through 2013:

 (In thousands)                                 SCA                HEALTH
-----------------                            -------              -------
2004                                         $     -              $    48
2005                                               -                   41
2006                                              80                   46
2007                                              88                   55
2008                                              88                   38
Years 2009 - 2013                                988                   99
                                             -------              -------

NOTE 12: INCOME TAXES

         The provision (benefit) for income taxes consists of the following:

    (In thousands)                                             2003      2002         2001
-----------------------                                      --------  --------   -------------
Current                                                      $      -  $   (670)  $           -
                                                             --------  --------   -------------
Deferred                                                         (169)     (188)         (3,917)
                                                             --------  --------   -------------
Provision (benefit) for
   income taxes                                              $   (169) $   (858)  $      (3,917)
                                                             ========  ========   =============

         The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss), before income taxes for the following reasons:

                (In thousands)                                    2003       2002         2001
----------------------------------------------               -----------  ---------  --------------
Income tax provision (benefit) at statutory
   tax rate of 35%                                           $    (6,108) $ (14,075) $      (20,963)
Change in taxes resulting from:
     State income taxes, net of federal effect                      (567)    (1,286)         (1,947)
     Change in valuation allowance                                 6,714     15,057          17,010
     Rate differential on reclassification
        of other comprehensive income                                  -          -             899
     Other, net                                                     (208)      (554)          1,084
                                                             -----------  ---------  --------------
Provision (benefit) for income taxes                         $      (169) $    (858) $       (3,917)
                                                             ===========  =========  ==============

         The following represents the components of deferred tax liabilities and assets at December 31, 2003 and 2002:

                      (In thousands)                               2003         2002
---------------------------------------------------------       ----------   ---------
Current deferred tax assets:
   Reserves and accruals                                        $    9,010   $  10,195
   Valuation allowance                                              (8,586)     (9,863)
                                                                ----------   ---------
   Total current deferred tax assets:                           $      424   $     332
                                                                ==========   =========
Noncurrent deferred tax assets:
   Net operating tax loss carryforward                          $   58,529   $  46,757
   Alternative minimum tax and other
     tax credit carryforwards                                        2,628       2,707
   Unrealized loss on investments                                        -       2,076
                                                                ----------   ---------
        Total noncurrent tax assets                                 61,157      51,540
   Valuation allowance                                             (58,495)    (50,504)
                                                                ----------   ---------
             Net noncurrent deferred tax assets                      2,662       1,036
                                                                ==========   =========
Noncurrent deferred tax liabilities:

   Property, plant and equipment                                    (3,086)     (1,368)
                                                                ----------   ---------
             Net noncurrent deferred tax assets (liabilities)   $     (424)  $    (332)
                                                                ==========   =========

         For federal income tax purposes, the Company has alternative minimum tax credit carryforwards of approximately $2.5 million, which are not limited by expiration dates, and net operating tax loss carryforwards of approximately $153.0 million, with expiration dates of 2008 through 2023. The Company has recorded deferred tax assets related to these carryforwards, net of a deferred tax asset valuation allowance. In estimating the amount of the valuation allowance required, the Company has considered future taxable income related to the reversal of temporary differences in the tax financial reporting basis of assets and liabilities.

NOTE 13 : PRODUCT WARRANTIES

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

         The following table identifies changes in warranty reserves for the years ended December 31, 2003 and 2002:

               (In thousands)                                     2003        2002
--------------------------------------------                   ---------  -----------
Balance, January 1                                             $   1,842  $     1,767
   Accruals for warranties during the period                       1,278        1,433
   Accruals related to changes in estimates                          858          235
   Settlements made during the period                               (921)      (1,593)
                                                               ---------  -----------
Balance, December 31                                           $   3,057  $     1,842
                                                               ---------  -----------

         The balance at both December 31, 2003 and 2002 include $0.4 million of valuation accounts that are reported against accounts receivable balances in the consolidated balance sheets.

Note 14: QUARTERLY FINANCIAL DATA (Unaudited)

     Quarterly results of operations for the years ended December 31, 2003 and 2002 were as follows:

(In thousands, except per share amounts)     FIRST         SECOND          THIRD        FOURTH
                 2003                       QUARTER        QUARTER        QUARTER       QUARTER
----------------------------------------   ----------     ---------       -------       -------
Net sales                                  $   50,475     $  65,909       $73,577       $69,026
Gross profit (loss)                            (5,298)       (2,153)        1,210         2,276
Net income (loss)                             (11,215)       (7,370)       (2,210)        3,466

Net income (loss) per common share -
   basic and diluted                            (0.54)        (0.36)        (0.11)         0.17

(In thousands, except per share amounts)     First         Second          Third        Fourth
                 2002                       Quarter        Quarter        Quarter       Quarter
----------------------------------------   ----------     ---------       -------       -------
Net sales                                  $   38,848     $  54,851       $57,297       $41,412
Gross profit (loss)                            (8,233)        2,253          (318)       (8,287)
Net loss                                      (14,307)       (3,919)       (7,458)      (14,246)

Net loss per common share -
   basic and diluted                            (0.69)        (0.19)        (0.36)        (0.69)
                                           ----------     ---------       -------       -------

     The fourth quarter of 2003 and 2002 includes income of $4.0 million, or $0.19 per share, and $0.8 million, or $0.04 per share, respectively, related to a graphite electrode anti-trust settlement. Restructuring charges were recorded in both the fourth quarter of 2003 and 2002. Charges were $0.1 million for 2003 and $2.0 million, or $0.10 per share in 2002.

     The fourth quarter of 2003 includes income of $0.6 million, or $0.03 per share, related to receipts under the "Continued Dumping and Subsidy Offset Act of 2000".

     The fourth quarter of 2003 includes a charge of $0.2 million, or $0.01 per share, for impairment losses on certain long-lived assets.

     The second and third quarter of 2002 include impairment losses related to long-term investments of $0.2 million, or $0.01 per share. The fourth quarter of 2002 includes similar impairment losses of $0.6 million, or $0.03 per share.

                                                                     SCHEDULE II

                         NS GROUP, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                           Reserves Deducted from
                                                          Assets in Balance Sheets
                                                         ------------------------
                                                        Allowance          Allowance
                                                      for Doubtful          for Cash
(In thousands)                                         Accounts(1)        Discounts(1)
------------------------------------------            ------------       -------------
Balance, December 31, 2000                            $        941        $        497
   Additions charged to costs and expenses                   3,229               5,493
   Deductions (2)                                           (3,049)             (5,621)
                                                      ------------        ------------

Balance, December 31, 2001                            $      1,121        $        369
   Additions charged to costs and expenses                   1,596               3,302
   Deductions (2)                                           (2,310)             (3,487)
                                                      ------------        ------------

Balance, December 31, 2002                            $        407        $        184
   Additions charged to costs and expenses                   1,185               4,606
   Deductions (2)                                           (1,136)             (4,394)
                                                      ------------        ------------
Balance, December 31, 2003                            $        456        $        396
                                                      ------------        ------------

(1) Deducted from accounts receivable

(2) Net charges of nature for which reserves were created

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     Our Chief Executive Officer and the Chief Financial Officer have reviewed our disclosure controls and procedures as of December 31, 2003. Based on that review, they have concluded that these controls and procedures were, in design and operation, effective to assure that the information required to be included in this report has been properly collected, processed and timely communicated to those responsible in order that it may be included in this report.

     During our most recent quarter, there were no significant changes, including corrective actions, in our internal controls or in other factors that could significantly affect the disclosure controls and procedures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference from the Proxy under the captions "Proposals of the Board, Item 1 -Election of Three Class III Directors," footnote (5) under "Securities Ownership of Management,"; "The Board of Directors, Board Committees and Meeting Attendance"; and "Securities Ownership of Management, Section 16(a) Beneficial Ownership Reporting Compliance".

     We have adopted a code of ethics that applies to all our directors, officers, and employees. This code is publicly available on our website at http://www.nsgrouponline.com. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our corporate governance guidelines and the charters of our Audit Committee, Nominating/Corporate Governance, Compensation Committee are available on our website under the "Corporate Governance" section. These materials may also be requested in print by writing to our Investor Relations Department at 530 West Ninth Street, Newport, Kentucky 41071.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Proxy under the captions "Compensation of Directors"; and "Compensation of Executive Officers".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the Proxy under the captions "Securities Ownership of Management" and "Securities Ownership of Certain Beneficial Owners". Also refer to "Equity Compensation Plan Information" under
Part II - Item 5 included therein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Proxy under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions."

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Incorporated herein by reference from the Proxy under the caption "Fees Paid to Independent Accountants."

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

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

     (b)  Reports on Form 8-K

     Current Report on Form 8-K dated October 7, 2003 furnishing under Item 12 the Company's press release regarding expected results for the quarter ended September 30, 2003.

     Current Report on Form 8-K dated October 15, 2003 furnishing under Item 9 the Company's press release regarding conference call to review the results for the September 2003 quarter to be held on October 21, 2003.

     Current Report on Form 8-K dated October 20, 2003 furnishing under Item 12 the Company's earnings press release for the quarter ended September 30, 2003.

     Current Report on Form 8-K dated December 2, 2003 furnishing under Item 9 materials to be shown to investors commencing on December 2, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NS GROUP, INC.

Date: March 12, 2004         By: /s/Thomas J. Depenbrock
                                 -----------------------------------------------
                                 Thomas J. Depenbrock, Vice President - Finance, Treasurer and Chief Financial Officer

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

Date: March 12, 2004         By: /s/Rene J. Robichaud
                                 -----------------------------------------------
                                 Rene J. Robichaud, President and
                                 Chief Executive Officer and Director

Date: March 12, 2004         By: /s/Thomas J. Depenbrock
                                 -----------------------------------------------
                                 Thomas J. Depenbrock, Vice President - Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 12, 2004         By:  /s/ Clifford R. Borland
      --------------              ----------------------------------------------
                                  Clifford R. Borland
                                  Chairman of the Board, Director

Date: March 12, 2004         By:  /s/ Paul C. Borland, Jr.
      --------------              ----------------------------------------------
                                  Paul C. Borland, Jr., Director

Date: March 12, 2004         By:  /s/ David A. B. Brown
      --------------              ----------------------------------------------
                                  David A. B. Brown, Director

Date: March 12, 2004         By:  /s/ J. C. Burton
      --------------              ----------------------------------------------
                                  J. C. Burton, Director

Date: March 12, 2004         By:  /s/ Patrick J. B. Donnelly
      --------------              ----------------------------------------------
                                  Patrick J. B. Donnelly, Director

Date: March 12, 2004         By:  /s/ George A. Helland, Jr.
      --------------              ----------------------------------------------
                                  George A. Helland, Jr., Director

Date: March 12, 2004         By:  /s/ Gary L. Kott
      --------------              ----------------------------------------------
                                  Gary L. Kott, Director

Date: March 12, 2004         By:  /s/ John F. Schwarz
      --------------              ----------------------------------------------
                                  John F. Schwarz, Director

                                INDEX TO EXHIBITS

NUMBER                             DESCRIPTION

3.1(a)   Amended and Restated Articles of Incorporation of the Company, filed as
         Exhibit 3.1 to Amendment No. 1 to the Company's Form S-1 dated January 17, 1995, File No. 33-56637, and incorporated herein by this reference.

3.1(b) Articles of Amendment to the Amended and Restated Articles of Incorporation, dated November 4, 1998, filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 30, 2001, File No. 1-9838, and incorporated herein by this reference.

3.2 Amended and Restated By-Laws of the Company, dated July 30, 2003, filed as Exhibit 3.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 2003, File No. 1-9838, and incorporated herein by this reference.

4.1 Rights Agreement dated November 17, 1998 between the Company and Registrar and Transfer Company, filed as Exhibit 1 to the Company's Form 8-K dated November 5, 1998, File No. 1-9838, and incorporated herein by this reference

10.1     The Company's Amended Employee Incentive Stock Option Plan, filed as
         Exhibit 10(a) to the Company's Form 10-K for the fiscal year ended September 30, 1989, File No. 1-9838, and incorporated herein by this reference*

10.2 The Company's Executive Compensation Short-Term Incentive Plan, filed herewith*

10.3 The Company's Non-Qualified Stock Option and Stock Appreciation Rights Plan of 1988, filed as Exhibit 1 to the Company's Proxy Statement dated January 13, 1989, File No. 1-9838, and incorporated herein by this reference*

10.4 The Company's 1993 Incentive Stock Option Plan, filed as Exhibit 1 to the Company's Proxy Statement dated December 22, 1992, File No. 1-9838, and incorporated herein by this reference*

10.5 The Company's Amended and Restated 1995 Stock Option and Stock Appreciation Rights Plan, filed as Exhibit A to the Company's Proxy Statement dated December 21, 1998, File No. 1-9838, and incorporated herein by this reference*

10.6     Form of Change of Control Severance Agreement, filed herewith*

10.7     Form of Salary Continuation Agreement, filed herewith*

10.8 Employment Agreement between the Company and Rene J. Robichaud, dated March 1, 2002, filed as Exhibit 10.1 to the Company's Form 10-Q for quarterly period ended March 31, 2002, File No. 1-9838, and incorporated herein by this reference*

10.9 The Company's Amended and Restated 2000 Non-Employee Director Stock Option Plan (amended and restated as of February 2002) filed as Exhibit
         10.4 to the Company's Form 10-Q for the three months ended June 30, 2002, File No. 1-9838, and incorporated herein by this reference*

10.10 Trust Under NS Group, Inc., Salary Continuation Plan, between NS Group, Inc. and Huntington National Bank, Trustee, dated August 8, 2001 filed as Exhibit 10.1 to the Company's Form 10-Q for the three months ended September 30, 2001, File No. 1-9838, and incorporated herein by this reference*

10.11 Financing and Security Agreement Between Newport Steel Corporation and Koppel Steel Corporation and The CIT Group/Business Credit, Inc. dated March 29, 2002, filed as Exhibit 4.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-9838, and incorporated by this reference

10.12 Amendment No. 1 to Financing and Security Agreement Between The CIT Group/Business Credit, Inc. and Newport Steel Corporation and Koppel Steel Corporation, dated May 19, 2003, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2003, File No. 1-9838, and incorporated by this reference

10.13 Amended and Restated Guaranty Agreement of NS Group, Inc. and Erlanger Tubular Corporation and Northern Kentucky Management, Inc., dated June 20, 2003, filed as Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 2003, File No. 1-9838, and incorporated by this reference

10.14 Amendment No. 2 to Financing and Security Agreement Between The CIT Group/Business Credit, Inc. and Newport Steel Corporation and Koppel Steel Corporation, dated December 29, 2003, filed herewith.

10.15 The Company's Equity Plan, filed as Appendix C to the Company's Proxy Statement dated March 12, 2004, File No. 1-9838, and incorporated herein by this reference*

10.16 The Company's Non-Employee Director Equity Plan, filed as Appendix D to the Company's Proxy Statement dated March 12, 2004, File No. 1-9838, and incorporated herein by this reference*

12.1     Computation of Ratio of Earnings to Fixed Charges, filed herewith

21.1     Subsidiaries of the Company, filed herewith

23.1     Independent Auditor's Consent, filed herewith

23.2 Notice of Inability to Obtain Consent from Arthur Andersen LLP, filed herewith

24.1     Power of Attorney (contained on Signature Page)

31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), filed herewith.

31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), filed herewith.

32.1 Certification Pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b), furnished herewith.

32.2 Certification Pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b), furnished herewith.

99.1     Risk Factors, filed herewith

* Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company participates or is a party.