Form 10-Q
period 2004-03-31
NS GROUP INC
filed 2004-05-06
CIK 745026

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                          COMMISSION FILE NUMBER 1-9838

                                 NS GROUP, INC.
             (Exact name of registrant as specified in its charter)

            KENTUCKY                                    61-0985936
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                 530 WEST NINTH STREET, NEWPORT, KENTUCKY 41071
          (Address, including zip code, of principal executive offices)

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

At May 5, 2004, there were 20,935,318 shares outstanding of the Company's common stock.

                                 NS GROUP, INC.

                                      INDEX

                                                                               Page No.
                                                                               --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations....................      3
         Condensed Consolidated Balance Sheets..............................      4
         Condensed Consolidated Statements of Cash Flows....................      5
         Notes to Condensed Consolidated Financial Statements...............      6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................      15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........      27

Item 4.  Controls and Procedures............................................      28

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................      28

Item 6.  Exhibits and Reports on Form 8-K...................................      29

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts) (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                         2004            2003
                                                       --------        --------
Net sales                                              $ 84,517        $ 50,475

Cost of products sold                                    72,802          55,773
                                                       --------        --------
   Gross profit (loss)                                   11,715          (5,298)

Selling, general and administrative                       4,354           4,478
Restructuring charges                                     1,897               -
                                                       --------        --------
   Operating income (loss)                                5,464          (9,776)

Investment income (loss)                                     36            (116)
Interest expense                                           (318)         (1,361)
Other income (loss), net                                    (38)             38
                                                       --------        --------
   Income (loss) before income taxes                      5,144         (11,215)
Provision (benefit) for income taxes                        103               -
                                                       --------        --------
   Net income (loss)                                   $  5,041        $(11,215)
                                                       ========        ========

Net income (loss) per common share -
   Basic                                               $   0.24        $  (0.54)
                                                       ========        ========
   Diluted                                             $   0.24        $  (0.54)
                                                       ========        ========

Weighted average shares outstanding -
   Basic                                                 20,910          20,657
   Diluted                                               21,204          20,657

See accompanying notes to condensed consolidated financial statements.

                                 NS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             March 31,      December 31,
                                                               2004            2003
                                                            ---------       ---------
                                                            (Unaudited)
ASSETS
Current assets
   Cash and equivalents                                     $     760       $   2,628
   Accounts receivable, net                                    40,256          27,261
   Inventories                                                 79,972          66,568
   Operating supplies and other                                 8,656           9,734
   Assets held for sale                                         3,500           7,000
                                                            ---------       ---------
        Total current assets                                  133,144         113,191
                                                            ---------       ---------

Property, plant and equipment, at cost                        199,021         198,713
   Less accumulated depreciation                             (154,098)       (152,759)
                                                            ---------       ---------
                                                               44,923          45,954
                                                            ---------       ---------
Other assets                                                    5,019           4,981
Assets held for sale                                            1,795           1,734
                                                            ---------       ---------
        Total assets                                        $ 184,881       $ 165,860
                                                            =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                         $  34,591       $  24,507
   Accrued expenses and other liabilities                      19,894          16,861
   Deferred revenue                                            10,347           8,012
   Revolving credit facility                                   11,472          14,936
   Other notes payable                                              -             106
   Current portion of restructuring liabilities                 5,199           3,653
   Current portion of long-term debt                               40              40
                                                            ---------       ---------
        Total current liabilities                              81,543          68,115

Long-term debt                                                    451             461
Deferred income taxes                                             424             424
Postretirement benefits                                         6,527           6,343
Restructuring liabilities                                       2,094           1,909
                                                            ---------       ---------
        Total liabilities                                      91,039          77,252
                                                            ---------       ---------
Shareholders' equity
   Preferred stock, no par value, 2,000 shares authorized           -               -
   Common stock, no par value, 40,000 shares authorized,
     20,930 and 20,675, shares issued                         284,199         284,161
   Treasury stock, at cost, 4,173 and 4,202 shares            (35,264)        (35,420)
   Common stock options and warrants                              607             576
   Accumulated other comprehensive income                          97              97
   Accumulated deficit                                       (155,797)       (160,806)
                                                            ---------       ---------
        Shareholders' equity                                   93,842          88,608
                                                            ---------       ---------
        Total liabilities and shareholders' equity          $ 184,881       $ 165,860
                                                            =========       =========

See accompanying notes to condensed consolidated financial statements.

                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                    2004            2003
                                                                  --------        --------
CASH FLOWS - OPERATING ACTIVITIES
   Net income (loss)                                              $  5,041        $(11,215)
   Adjustments to reconcile net income (loss) to cash flows
   used by operating activities:
     Depreciation and amortization                                   1,339           2,526
     Amortization of debt discount and finance costs                    92             139
     Loss on sales of securities                                         -             313
     Restructuring charges                                           1,897               -
   Changes in operating assets and liabilities:
     Accounts receivable, net                                      (12,995)        (15,142)
     Inventories                                                   (13,404)         (4,850)
     Other current assets                                            1,078             948
     Accounts payable                                               10,084          13,622
     Accrued liabilities                                             5,368           4,164
     Restructuring liabilities                                        (167)            (78)
     Other, net                                                        190             302
                                                                  --------        --------
        Cash used by operating activities                           (1,477)         (9,271)
                                                                  --------        --------
CASH FLOWS - INVESTING ACTIVITIES
   Purchases of property, plant and equipment                         (308)           (191)
   Proceeds from sales of assets held for sale                       3,500               -
   Proceeds from investment sales                                        -           2,558
   Other                                                               (61)              -
                                                                  --------        --------
        Cash provided by investing activities                        3,131           2,367
                                                                  --------        --------
CASH FLOWS - FINANCING ACTIVITIES
   Repayments of long-term debt                                        (10)             (9)
   Net repayments under revolving credit facility                   (3,464)              -
   Decrease in other notes payable                                    (106)              -
   Proceeds from exercise of stock options                             163             105
   Deferred financing costs                                           (105)              -
   Additions to cost of treasury shares                                  -             (26)
                                                                  --------        --------
        Cash provided (used) by financing activities                (3,522)             70
                                                                  --------        --------

Decrease in cash and equivalents                                    (1,868)         (6,834)
Cash and equivalents at beginning of period                          2,628          29,357
                                                                  --------        --------
Cash and equivalents at end of period                             $    760        $ 22,523
                                                                  ========        ========


Supplemental disclosure of cash flow information -
   Cash paid during the period for interest                       $    178        $  2,287
   Cash paid (recovered) during the period for income taxes       $      -        $   (560)

See accompanying notes to condensed consolidated financial statements.

                                 NS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The condensed consolidated financial statements include the accounts of NS Group, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company"). The significant subsidiaries are Newport Steel Corporation ("Newport") and Koppel Steel Corporation ("Koppel"). All significant intercompany balances and transactions have been eliminated.

      The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the financial statements. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year. Reference should be made to NS Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003 for additional footnote disclosure, including a summary of significant accounting policies.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires that management make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those recorded estimates.

      EARNINGS AND LOSS PER SHARE

      Basic earnings and loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share reflects the potential dilution from securities that could result in additional common shares being issued which, for the Company, are comprised of stock options in 2004 and stock options and warrants in 2003.

      For the quarter ended March 31, 2004, 0.7 million of stock options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be antidilutive. Securities that could potentially result in dilution of basic loss per share, through the issuance of 1.9 million of the Company's common shares for the quarter ended March 31, 2003, were not included in the computation of diluted loss per share because to do so would be antidilutive.

      STOCK-BASED COMPENSATION

      The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock options granted in periods prior to 2003 were exercisable at prices equal to the fair market value of the Company's common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted. There were no stock option grants in the first quarter of 2004 and 2003. The fair values of the granted options are determined using the Black-Scholes option pricing model using assumptions that are evaluated and revised, as necessary, to reflect market conditions and experience.

      If the Company accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", net income or loss and diluted income or loss per share would have been as follows:

                                                                      Three Months Ended
                                                                           March 31,
(in thousands, except per share amounts)                             2004           2003
                                                                  ---------       --------
Net income (loss) - as reported                                   $   5,014       $(11,215)

Deduct: Stock-based employee compensation
   expense determined under the fair value
   method for all awards, net of related tax
   effects                                                             (368)          (792)
                                                                  ---------       --------

Net income (loss) - pro forma                                     $   4,646       $(12,007)
                                                                  =========       ========

Diluted income (loss) per share - as reported                     $    0.24       $  (0.54)

Effect of stock-based employee
   compensation expense determined under
   the fair value method for all awards, net of
   related tax effects                                                (0.02)         (0.04)
                                                                  ---------       --------
Diluted income (loss) per share - pro forma                       $    0.22       $  (0.58)
                                                                  =========       ========

NOTE 2: RESTRUCTURING LIABILITIES AND ASSETS HELD FOR SALE

      Restructuring Liabilities

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

      Following is a summary of accrued restructuring liabilities and activity for the three months ended March 31, 2004:

(in thousands)                     Current       Noncurrent     Total
                                   -------       ----------    -------
Balance, December 31, 2003         $ 3,653       $ 1,909       $ 5,562
     Cash payments                    (167)            -          (167)
     Accruals                        1,687           210         1,897
     Reclassifications                  26           (26)            -
                                   -------       -------       -------
Balance, March 31, 2004            $ 5,199       $ 2,093       $ 7,292
                                   =======       =======       =======

      The current liabilities represent the estimated costs to cancel operating contracts and related payments for environmental remediation and monitoring costs. The increase in the balance of the restructuring liabilities reflects the settlement of an operating contract dispute in the first quarter of 2004. Current restructuring liabilities were significantly reduced in April 2004 as a result of the Company's $4.7 million payment in accordance with the above-mentioned settlement. The non-current restructuring liabilities are primarily related to estimated post-closure maintenance and monitoring costs of the landfill over the next thirty years. At March 31, 2004, the Company had $1.7 million of investments being held in a trust account to fund the costs of the closed landfill.

      Assets Held for Sale

      Assets of the closed operations, consisting of machinery and equipment, spare parts and supply inventories, are classified as Assets Held for Sale in the Company's consolidated balance sheet. The assets include the Company's best estimates of the amounts expected to be realized on the sale of the assets. While the estimates are based on an analysis of the facilities, including valuations by independent appraisers, the amounts the Company will ultimately realize could differ materially from the amounts assumed in reviewing for impairment. The assets have been and are currently being actively marketed by an outside broker.

      In October 2003, the Company entered into a contract to sell the majority of its assets held for sale related to welded tubular operations. The net sales price for the assets approximated their recorded book value and was reclassified to current Assets Held for Sale in the December 31, 2003 consolidated balance sheet. In accordance with the contract, the Company is scheduled to receive cash payments over the period the assets are removed, which is expected to occur during the first half of 2004. Through March 31, 2004 the Company had received net proceeds of $3.5 million under this sales agreement.

NOTE 3: COMPREHENSIVE INCOME (LOSS)

      The Company's other comprehensive income (loss) consists of unrealized gains and losses on its available-for-sale securities. Comprehensive income (losses) for the periods presented were as follows:

                                       Three Months Ended
                                            March 31,
(in thousands)                        2004          2003
                                    --------      --------
Net income (loss)                   $  5,041      $(11,215)
Net unrealized gains                       -           472
                                    --------      --------
Comprehensive income (loss)         $  5,041      $(10,743)
                                    ========      ========


NOTE 4: BUSINESS SEGMENT INFORMATION

      The Company reports its operations in one reportable segment - the Energy Products segment. The Energy Products segment consists primarily of welded and seamless tubular products used in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); and welded and seamless line pipe used in the transmission of oil, natural gas and other fluids. The Energy Products segment reflects the aggregation of the Company's welded and seamless business units as they have similar economic characteristics such as products and services, manufacturing processes, customers and distribution channels, and is consistent with both internal management reporting and resource and budgetary allocations.

      Three customers accounted for 26%, 10% and 10%, respectively, of the Energy Products segment's sales for the three months ended March 31, 2004 and the same three customers accounted for 19%, 15% and 15%, respectively, of sales for the three months ended March 31, 2003.

                                                      Three Months Ended
   (in thousands)                                         March 31,
                                                      2004       2003
                                                    --------   --------
Net sales
  Welded tubular products                           $ 39,409   $ 23,108
  Seamless tubular products                           45,108     27,367
                                                    --------   --------
                                                    $ 84,517   $ 50,475
                                                    ========   ========

                                                     March 31,    December 31,
                                                      2004            2003
                                                    --------       --------
Assets
  Energy Products                                   $173,739       $150,385
  Corporate                                           11,142         15,475
                                                    --------       --------
                                                    $184,881       $165,860
                                                    ========       ========

      All corporate selling, general and administrative expenses are fully allocated to the Energy Products segment. Corporate assets consist primarily of cash, real estate, and assets held for sale.

NOTE 5: INVENTORIES

      Inventories consist of the following:

                            March 31,       December 31,
(in thousands)                2004            2003
                             -------         -------
Raw materials                $23,512         $20,514
Semi-finished and
   finished products          56,460          46,054
                             -------         -------
                             $79,972         $66,568
                             =======         =======

NOTE 6: PRODUCT WARRANTIES

      The Company's products are used in applications which are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination or loss of production. The Company warrants its products to meet certain specifications and actual or claimed deficiencies from these specifications may give rise to claims. The Company maintains reserves for asserted and unasserted warranty claims. The warranty claim exposure is evaluated using historical claim trends and information available on specifically known claims. The Company also maintains product and excess liability insurance subject to certain deductibles that may limit the exposure to these claims. The Company considers the extent of insurance coverage in its estimate of the reserve. The incurrence of an unusually large or high number of claims could alter the Company's exposure and the related reserves.

      The following table identifies changes in warranty reserves for 2004 and 2003:

   (in thousands)                                     2004             2003
                                                    -------          -------
Balance, January 1                                  $ 3,057          $ 1,842
  Accruals for warranties during the period             398              326
  Accruals related to changes in estimates                -              642
  Settlements made during the period                   (187)            (248)
                                                    -------          -------
Balance, March 31                                   $ 3,268          $ 2,562
                                                    =======          =======

NOTE 7: PENSION AND OTHER POSTRETIREMENT BENEFITS

      Effective December 31, 2003, the Company adopted SFAS No. 132 (revised
2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods. The components of periodic benefit costs for pension and postretirement benefit expense are as follows:

   (in thousands)                Pension               Health
                             --------------      ----------------
                             2004      2003       2004       2003
                             ----      ----      ------      ----
Service cost                 $ 87      $ 71      $    5      $  2
Interest cost                  33        27           5         6
Amortization of
  transition obligation         -         -           7         7
                             ----      ----      ------      ----
                             $120      $ 98      $   17      $ 15
                             ====      ====      ======      ====

NOTE 8: DEBT AND REVOLVING CREDIT FACILITY

      In the second quarter of 2003, the Company redeemed the remaining $33.8 million of its outstanding notes. The notes were redeemed at par plus accrued interest, and were funded from existing cash balances and borrowings under the Company's credit facility.

      In connection with the lead agent's syndication of a portion of the revolving credit facility in the first quarter of 2004, the Company amended the facility to increase the size from $45.0 million to $50.0 million. The facility has a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 1.00% to prime plus 1.75% with respect to domestic rate loans, and from the LIBOR rate plus 2.50% to LIBOR plus 3.25% with respect to LIBOR rate loans. The credit agreement contains financial and other covenants, including a minimum level of earnings, as defined in the agreement, and limitations on certain types of transactions, including the ability of the Company's subsidiaries to declare and pay dividends. At March 31, 2004, the Company was in compliance with the minimum level of the defined earnings covenant. The credit facility expires in March 2007.

      At March 31, 2004, the Company had $11.5 million in loans and $5.0 million of letters of credit outstanding under the credit facility and approximately $33.5 million in additional borrowing availability. The letters of credit were issued against the credit facility as collateral for the Company's self-insured workers compensation program. The weighted average interest rate on the credit facility borrowings at March 31, 2004 was 3.5% compared to 3.78% at December 31, 2003. The facility is secured by a first priority lien on substantially all of the Company's inventories, accounts receivable, property, plant and equipment and related intangibles.

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

      In March 2001, in connection with its restructuring, Newport closed its electric arc furnace operation and as such, ceased using oxygen and argon that was provided under a supply agreement with Air Products and Chemicals, Inc. ("Air Products"). On December 31, 2001, Air Products filed a civil action against Newport and NS Group, Inc. in the United States District Court for the Eastern District of Pennsylvania, Civil Action No. 01-7227, seeking damages for breach of contract. On March 25, 2004, the Company agreed to a settlement and mutual release of all claims by agreeing to pay $4.7 million to Air Products in April 2004.

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

      The Company operates a steel mini-mill at its Koppel, Pennsylvania facility that produces dust that contains lead, cadmium and chromium, and is classified as a hazardous waste. Dust produced by its electric arc furnace is collected through emission control systems and recycled at EPA-approved facilities

      The Company has a hazardous waste landfill on its property in Wilder, Kentucky that is being monitored according to a post-closure plan that was approved by Kentucky Division of Waste Management. The Company has accrued the estimated costs for the post-closure care of the landfill.

      In late 2001, the U.S. Environmental Protection Agency ("EPA") designated Imperial Adhesives, Inc., a former subsidiary of the Company, as one of a number of potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by an independent operator. A preliminary study of the site is ongoing. Consequently, it is too early to determine the Company's liability exposure.

      The Company had accrued liabilities of $3.4 million and $3.9 million, at March 31, 2004 and December 31, 2003, respectively, for environmental remediation obligations. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                                 NS GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      We make forward-looking statements in this report, which represent our expectations or beliefs about future events and financial performance. You can identify these statements by forward-looking words such as "expect," "believe," "anticipate," "goal," "plan," "intend," "estimate," "may," "will" or similar words. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including:

   -     worldwide and domestic supplies of and demand for natural gas and oil;

   -     fluctuations in industry-wide tubular inventory levels;

   -     domestic competitive pressures;

   - the level and pricing of imports and the presence or absence of governmentally imposed trade restrictions;

   -     steel coil and steel scrap price volatility;

   -     manufacturing efficiencies;

   -     costs of compliance with environmental regulations;

   -     asserted and unasserted claims;

   -     general economic conditions; and

   - other risks and uncertainties described under "Risk Factors" included in Exhibit 99.1 of our Annual Report on Form 10-K for the year ended December 31, 2003.

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

      For a more complete understanding of our business activities and financial results, you should read the analysis of financial condition and results of operations together with the unaudited condensed consolidated financial statements included in this report.

OVERVIEW

      OUR PRODUCTS AND FACILITIES

      We are a domestic producer of seamless and welded tubular steel products serving the energy industry. We conduct our business within a single reportable business segment, which we refer to as the Energy Products segment. Our tubular products, commonly referred to as oil country tubular goods ("OCTG"), are used primarily in oil and natural gas drilling exploration and production operations. We also manufacture line pipe, which is used as gathering lines for the transmission of petrochemicals and hydrocarbons.

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

      You should read Note 4 to the condensed consolidated financial statements included in this report for additional information pertaining to segment data, including concentrations.

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

      The average number of oil and natural gas drilling rigs in operation in the United States is referred to as "rig count". The average rig count for the periods below are as follows:

                                                   Change
            Average Rig Count for Period        2004 vs 2003
            ----------------------------        ------------
Period      2004                 2003          Number     %
------      ----                 ----          ------    ----
 1Q         1,118                 897           221      24.6
 2Q                             1,028
 3Q                             1,088
 4Q                             1,109
Year                            1,029

(Source:    Baker Hughes)


      Natural gas prices rose steadily in the second half of 2002 and into 2003 due to low drilling levels during 2002 and increased demand for natural gas, driven primarily by the winter weather of 2002/2003. These factors, together with an improving U.S. economy, particularly in the second half of 2003 and the first quarter of 2004, have resulted in strong drilling activity continuing into 2004. Based upon current settlement prices for natural gas futures, economists' forecasts of approximately 4% real GDP growth in 2004, as well as other factors, we estimate the rig count will average 1,150 in 2004. The rig count as of April 30, 2004 was 1,161.

      Levels of OCTG inventories in the marketplace are also an indicator of future demand. U.S. end-users obtain OCTG from domestic and foreign tubular producers and from drawdowns of inventory from the end-user, distributor or tubular producers. We believe the current level of inventory per rig is at historically low levels, which will result in incremental demand for OCTG in 2004 from the need to increase inventories.

      IMPORTS

      Imports command a significant portion of the domestic OCTG market. We believe import levels are affected by, among other things:

   -     currency exchange rates;

   -     overall world demand for OCTG;

   -     the trade practices of foreign governments and producers; and

   - the presence or absence of antidumping, countervailing duty or other U.S. government orders that raise the cost or impose limits on imports.

      We estimate imports of OCTG products for the first quarter of 2004 comprised 24% of the total domestic market, compared to 20% in the first quarter of 2003.

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

      COSTS OF OUR PRODUCTS

      As a manufacturer of tubular steel products, the costs of our products includes steel raw material costs, direct and indirect labor, energy costs and other direct and indirect manufacturing costs. The primary raw material used in our seamless operations is steel scrap, which represented approximately 18% of cost of goods sold for our seamless products in the first quarter of 2004. At our welded facility, purchased steel coil is the primary raw material, which represented approximately 65% of cost of goods sold for our welded products in the first quarter of 2004. As a result, the steel industry, which is highly cyclical and volatile in nature, can affect our costs both positively and negatively. Various factors, most of which are beyond our control, affect the price of steel scrap and coils. These factors include:

   -     supply and demand factors, both domestic and global;

   -     freight costs and transportation availability;

   -     inventory levels of brokers and distributors;

   -     the level of imports and exports; and

   -     general economic conditions.

      A number of the above-mentioned economic factors, as well as certain steel industry related factors, have combined to result in significant increases in the cost of steel scrap and hot-rolled coils beginning late in the fourth quarter of 2003 and continuing into 2004. For example, our purchased steel scrap cost for the first quarter of 2004 increased approximately $85 per ton and $110 per ton over the fourth and first quarters of 2003, respectively. We believe steel scrap costs peaked in the first quarter of 2004 and we estimate that purchased steel scrap cost in the second quarter of 2004 will decline by approximately $25 per ton from the first quarter of 2004.

      The increase in steel scrap costs has contributed to an increase in hot-rolled coil costs used in the manufacture of our welded tubular products. Also, steel coils are in high demand as a result of strong global economic growth. U.S. supply has also been reduced due to the lack of imports, which has occurred for several reasons, including (i) the fall in the value of the U.S. dollar, (ii) the high cost of ocean freight transportation, and (iii) a delay in the effect of the lifting of Section 201 tariffs on steel coils, which occurred in December 2003. In addition, there are industry specific factors affecting steel coil supply such as a tight supply of raw materials for integrated steel companies and selected outages within the steel industry. These factors have resulted in the imposition of surcharges and base price increases from steel suppliers to all steel consuming industries, including our industry. As a result of these factors, our first quarter 2004 purchased steel coil costs increased approximately $63 per ton and $75 per ton over the fourth and first quarters of 2003, respectively. We believe that our purchased steel costs for the second quarter of 2004 will be approximately $200 per ton greater than our 2004 first quarter purchased steel coil cost.

      In addition to significantly higher steel prices, buyers of steel products, including the OCTG industry, are experiencing extended lead times on delivery of products and instances of cancellation of steel purchase orders. In order to ensure a portion of our expected steel coil needs for the second half of 2004, we have entered into a supply agreement at fixed volumes and base prices with one of our major suppliers. The total amount of this commitment is approximately $40 million.

      Since January 2004 the OCTG industry has been passing these increases in steel costs through to its customers in the form of base price increases as well as surcharges. These surcharges have essentially matched surcharges imposed by steel coil producers, as they attempt to recover increases in their steel raw material costs. We imposed surcharges on our shipments in January through April 2004 in the amounts of $20, $60, $115 and $140 per ton, respectively. Effective with May 2004 shipments, our invoices for shipments will reflect one price, inclusive of any surcharge.

      Based on our expectation of steel costs and customer orders for our products, we estimate that our average revenue per ton for our welded and seamless products in the second quarter of 2004 will increase by over $260 and $200 per ton, respectively, over the amounts reported for the first quarter of 2004. While our customers are currently placing orders at higher prices, thus compensating us for increases in our raw material costs, there can be no assurance that our customers will continue to pay higher prices for our tubular products, and that raw material supply will be consistently available to meet our customer demand. If either of these factors failed to occur, we may have to curtail or suspend operations for an unknown period of time.

                             RESULTS OF OPERATIONS

      Our financial results and other data for the three months ended March 31, 2004 and 2003 are summarized in the following table. Dollars are in thousands except for per share amounts and revenue per ton.

                                                                     Change
                                  Three Months Ended              2004 vs 2003
                                ----------------------       ----------------------
                                  2004          2003             $              %
                                --------      --------       --------         -----
Net sales
   Welded products              $ 39,409      $ 23,108       $ 16,301          70.5
   Seamless products              45,108        27,367         17,741          64.8
                                --------      --------       --------         -----
                                $ 84,517      $ 50,475       $ 34,042          67.4
                                --------      --------       --------         -----

Gross profit (loss)             $ 11,715      $ (5,298)      $ 17,013         321.1

Selling, general and
   administrative               $  4,354      $  4,478       $   (124)         (2.8)

Operating income (loss)         $  5,464      $ (9,776)      $ 15,240         155.9

Net income (loss)               $  5,041      $(11,215)      $ 16,256         144.9

Net income (loss) per
   diluted share                $   0.24      $  (0.54)      $   0.78         144.4

Revenue per ton
   Welded products              $    568      $    431       $    137          31.8
   Seamless products            $    890      $    773       $    117          15.1

Tons shipped
   Welded products                69,400        53,600         15,800          29.5
   Seamless products              50,700        35,400         15,300          43.2
                                --------      --------       --------         -----
                                 120,100        89,000         31,100          34.9
                                --------      --------       --------         -----

Average rig count                  1,118           897            221          24.6

NET SALES

      The increase in net sales was attributable to the increases in shipments and average revenue per ton for both our welded and seamless products. The increase in shipments was caused by higher consumption of OCTG products in light of increased drilling activity during the first quarter of 2004 as compared to the first quarter of 2003. The increase in the average revenue per ton was primarily due to price increases resulting from the increase in demand for tubular products as well as the pass through of increased steel costs in the form of surcharges.

GROSS PROFIT (LOSS)

      Our 2004 first quarter gross margin improved by $17.0 million from the first quarter of 2003 due to a number of factors, including an increase in revenue per ton, higher absorption of fixed costs due to the higher operating levels in the 2004 period and a $1.2 million decrease in depreciation expense as the result of our initial investment in machinery and equipment of our seamless operations becoming fully depreciated in 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for the quarter ended March 31, 2004 declined by $0.1 million from the comparable quarter in 2003. Decreases in discretionary spending, product claims and wages from the first quarter of 2003 were partially offset by accruals for profit sharing and incentive plans in the first quarter of 2004.

RESTRUCTURING CHARGES

      We recorded restructuring charges of $1.9 million in the first quarter of 2004 related primarily to the final settlement of an operating contract that was cancelled in connection with our restructuring of operations in 2001.

INVESTMENT INCOME AND INTEREST EXPENSE AND INCOME TAXES

      Investment income was negligible in 2004 as we have minimal interest-bearing investments. The net investment loss of $0.1 million for the three months ended March 31, 2003 includes $0.3 million of realized losses on sales of investments.

      Interest expense for the quarter ended March 31, 2004, was $1.0 million lower than the comparable quarter in 2003 because of the redemption of the remaining $33.8 million in principal of our 13 -1/2% senior secured notes in July 2003.

      We exhausted our federal income tax refund capability in 1999, and accordingly, tax benefits from operating losses are offset by valuation allowances, resulting in no net federal tax benefit being recorded for losses. Income tax expense for the first quarter of 2004 is computed at the estimated effective tax rate for 2004 of 2% and assumes utilization of regular and alternative minimum tax net operating loss carryforwards. See Other under Liquidity and Capital Resources, for further discussion regarding our net operating loss carryfowards.

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

      In connection with the lead agent's syndication of a portion of our revolving credit facility in the first quarter of 2004, we amended the facility to increase the size from $45.0 million to $50.0 million. As of March 31, 2004, we had $11.5 million in loans and $5.0 million of letters of credit outstanding under the credit facility and approximately $33.5 million in additional borrowing availability. The facility expires in March 2007. See Note 8 to the condensed consolidated financial statements for additional information.

      We are subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental matters, workers compensation, health care and product liability (each of which is self-insured to certain levels) as well as commercial and other matters. We accrue for the cost of such matters when the incurrence of such costs is probable and can be reasonably estimated. In the first quarter of 2004 we increased our reserves for warranty claims by $0.4 million for new claims and changes in estimates of existing claims. See Note 6 to the condensed consolidated financial statements for further discussion of product warranty claims. While the ultimate amount and timing of payment for loss contingencies can be difficult to determine, we do not believe that such amounts and the timing of payment will result in a material adverse affect on our cash flows.

      In the first quarter of 2004, we reached a settlement agreement pertaining to a dispute over an operating contract cancelled in connection with our restructuring in 2001. This settlement agreement was satisfied with our payment of $4.7 million in April 2004. See Notes 2 and 10 to the condensed consolidated financial statements for further discussion.

      In October 2003, we entered into a contract to sell a significant portion of our assets held for sale. To date, we have received payments of approximately $4.9 million. Approximately $2.1 million is scheduled to be received in the second quarter of 2004.

      Based upon the factors discussed above and our current market outlook, we believe income from operations will continue to improve in 2004. As such, we believe cash flows from operations, together with our credit facility and other sources, including the capital markets, will be sufficient to meet our anticipated working capital and capital expenditure requirements.

WORKING CAPITAL

      Working capital at March 31, 2004 was $51.6 million compared to $45.1 million at December 31, 2003, and the ratio of current assets to current liabilities at March 31, 2004 was 1.6 to 1 compared to 1.7 to 1 at December 31, 2003. The working capital increase was primarily due to increases in accounts receivable and inventories in excess of increases in accounts payable and accrued liabilities, resulting from a substantial increase in business activity and shipment volumes. At March 31, 2004 we had cash totaling $0.8 million and borrowings against our credit facility were $11.5 million.

OPERATING CASH FLOWS

      Cash used by operating activities in the first quarter of 2004 was $1.5 million. We had an operating profit of $5.5 million for the quarter, which included depreciation and amortization charges of $1.4 million and a $1.9 million accrual for restructuring charges. Operating earnings were used to support a net increase of $9.8 million for the quarter in our operating assets and liabilities. Major components of the changes in our operating assets and liabilities included a $13.0 million increase in accounts receivable and a $13.4 million increase in inventories, partially offset by increases of $10.1 million and $5.4 million in accounts payable and accrued liabilities, respectively. The increase in our accounts receivable balance was the result of increased sales volume and pricing in the quarter. The increase in inventories and accounts payable was primarily the result of incremental investments made in our seamless inventory levels in response to anticipated increased business levels. In addition, steel raw material costs contributed to the increase in our inventories and accounts payable. Accrued liabilities increased principally as the result of a $2.3 million increase in deferred revenue resulting from the higher level of business activity and an increase in accruals for profit sharing and incentive plans of $1.7 million.

      Cash used by operating activities in the first quarter of 2003 was $9.6 million. This use of cash was primarily the result of an operating loss of $9.8 million, which included depreciation and amortization charges of $2.7 million. In addition, changes in our operating assets and liabilities resulted in a use of cash of $1.0 million in the first quarter of 2003. Major components of these changes were a $15.1 million increase in accounts receivable, a $4.9 million increase in inventories, partially offset by increases of $13.6 million and $4.2 million in accounts payable and accrued liabilities, respectively. Accounts receivable balances increased as the result of increased sales in the latter part of the first quarter of 2003 as compared to the low levels at the end of 2002. We added to our inventory levels in the first quarter of 2003 to meet anticipated increased customer demand in the second quarter of 2003. Accounts payable increased as the result of higher production levels during the quarter. Accrued liabilities increased principally as the result of a $3.4 million increase in deferred revenue, partially offset by a lower balance of accrued interest because of interest payment dates.

INVESTING CASH FLOWS

      Cash flows from investing activities in the first quarter of 2004 provided $3.1 million as a result of receiving $3.5 million in proceeds from the sale of assets held for sale. For the first three months of 2003, investing cash flows provided $2.4 million primarily as a result of sales of investments. Capital investments were $0.3 million and $0.2 million, for the first three months of 2004 and 2003, respectively, and we currently estimate capital spending for 2004 to be approximately $3.0 million, primarily for maintenance capital.

FINANCING CASH FLOWS

      We have a $50.0 million revolving credit facility that expires in March 2007. The facility has a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 1.00% to prime plus 1.75% with respect to domestic rate loans, and from the LIBOR rate plus 2.50% to LIBOR plus 3.25% with respect to LIBOR rate loans. The facility contains financial and other covenants, including a minimum level of earnings, as defined in the agreement, and limitations on certain types of transactions, including the ability of our subsidiaries to declare and pay dividends. At March 31, 2004, we were in compliance with the minimum level of defined earnings covenant. The facility is secured by a first priority lien on substantially all of our inventories, accounts receivable, property, plant and equipment and related intangibles. We made net repayments against our revolving credit facility of $3.5 million in the first quarter of 2004 and had $11.5 million in outstanding loans under the facility as of March 31, 2004. As of March 31, 2004, we had approximately $33.5 million in borrowing availability under the agreement, based on eligible receivable and inventory balances and net of $5.0 million of outstanding letters of credit on such date.

OTHER

      Our ability to utilize net operating loss carryforwards ("NOL's") to fully offset our taxable income is impacted by Section 382 of the U.S. Internal Revenue Code ("Code"). Under the Code, NOL utilization is limited after a "change in ownership," as defined, occurs. Trading activity by greater than 5% owners of the Company's stock can cause the definition of a "change in ownership" under the Code to be met. Based upon ownership reports recently filed with the SEC, we believe that a "change in ownership" under the Code could occur in the near future; however, we cannot determine if, or when, that may occur. If such a "change in ownership" occurs, the utilization of our NOL's could become limited in future periods, which would impact the recognition of our income tax provision and payments.

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

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for bad debts, inventories, long-lived assets, income taxes, customer claims, product liability, postretirement benefits, restructuring liabilities, assets held for sale, environmental contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are included in Item 7. "Management's Discussion and Analysis of Financial Condition And Results of Operations" of the Company's Form 10-K for the year ended December 31, 2003, and have not changed materially since that time.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

      In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN No. 46"). The interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FASB issued a revised interpretation of FIN No. 46 ("FIN No. 46-R"), which superceded FIN No. 46 and clarifies and expands current accounting guidance for variable interest entities. FIN No. 46 and FIN No. 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities created prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. We have not utilized such entities and therefore the adoption of FIN No. 46 and FIN No. 46-R had no effect on our consolidated financial position, consolidated results of operations, or cash flows.

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

      Purchased steel, in the form of hot-rolled coils and steel scrap, represents the largest portion of our cost of goods sold. The price and availability of steel coils and scrap that we use in our manufacturing processes are highly competitive and volatile. Various factors, most of which are beyond our control, affect the supply and price of steel coils and scrap. We believe that changes in steel coil and scrap costs have had a significant impact on our earnings, and we expect that future changes will continue to significantly impact our earnings. Reference is made to "Recent Developments" in Item 2 for additional comments regarding steel costs.

      We are exposed to market risk for changes in interest rates for borrowings under our revolving credit facility. Borrowings under the credit facility bear interest at variable rates, and the fair value of the borrowings are not significantly affected by changes in market interest rates. If the interest rates on our credit facility were to increase by 1%, assuming our borrowings level at March 31, 2004, the increase in our interest expense would be less than $0.2 million on an annualized basis.

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

ITEM 4.    CONTROLS AND PROCEDURES

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. During the quarter ended March 31, 2004, there was no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      Refer to "Legal Matters" in Note 10 to our condensed consolidated financial statements included in Part I, Item 1 for a discussion of recent developments related to our legal proceedings.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibits - Reference is made to the Index to Exhibits, which is incorporated herein by reference.

   b)    Reports on Form 8-K

         Current Report on Form 8-K dated February 2, 2004 furnishing under Item 9 the Company's press release regarding the dates and times of NS Group, Inc.'s conference call reporting the results for the year ended December 31, 2003.

         Current Report on Form 8-K dated February 10, 2004 furnishing under
         Item 12 the Company's earnings press release for the quarter and the year ended December 31, 2003.

         Current Report on Form 8-K dated March 3, 2004 furnishing under Item 9 the Company's materials in the form of a slide show presentation and/or printed charts to various individual and institutional investors commencing March 3, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NS GROUP, INC.

Date:  May 6, 2004                        By:  /s/ Rene J. Robichaud
------------------                        --------------------------
                                          Rene J. Robichaud
                                          President and Chief Executive Officer

Date:  May 6, 2004                        By:  /s/ Thomas J. Depenbrock
------------------                        -----------------------------
                                          Thomas J. Depenbrock
                                          Vice President - Finance,
                                          Treasurer and Chief Financial Officer

                                INDEX TO EHIBITS

Number         Description
------         -----------

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

10.1 Amendment No. 3 to Financing and Security Agreement Between The CIT Group/Business Credit, Inc. and Newport Steel Corporation and Koppel Steel Corporation, dated March 31, 2004, filed herewith.

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