Form 10-Q
period 2004-06-30
NS GROUP INC
filed 2004-08-05
CIK 745026

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

At July 30, 2004, there were 21,005,818 shares outstanding of the Company's common stock.

                                 NS GROUP, INC.

                                     INDEX

                                                                   Page No.
                                                                   --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations........       3
         Condensed Consolidated Balance Sheets..................       4
         Condensed Consolidated Statements of Cash Flows........       5
         Notes to Condensed Consolidated Financial Statements...       6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................      15

Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk...........................................      26

Item 4.  Controls and Procedures................................      27

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings......................................      27

Item 4.  Submission of Matters to a Vote of Security Holders....      27

Item 6.  Exhibits and Reports on Form 8-K.......................      28

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 NS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts) (Unaudited)

                                           Three Months Ended      Six Months Ended
                                               June 30,               June 30,
                                          2004         2003        2004         2003
                                        ---------    --------    ---------    ---------
Net sales                               $ 109,433    $ 65,909    $ 193,950    $ 116,384

Cost of products sold                      83,807      68,062      156,609      123,835
                                        ---------    --------    ---------    ---------
  Gross profit (loss)                      25,626      (2,153)      37,341       (7,451)

Selling, general and administrative         3,990       3,805        8,344        8,283
Restructuring charges                           -           -        1,897            -
                                        ---------    --------    ---------    ---------
  Operating income (loss)                  21,636      (5,958)      27,100      (15,734)

Investment income (loss)                       19         (47)          55         (163)
Interest expense                             (353)     (1,434)        (671)      (2,795)
Other income (expense), net                    20          69          (18)         107
                                        ---------    --------    ---------    ---------
  Income (loss) before income taxes        21,322      (7,370)      26,466      (18,585)
Provision for income taxes                    718           -          821            -
                                        ---------    --------    ---------    ---------
   Net income (loss)                    $  20,604    $ (7,370)   $  25,645    $ (18,585)
                                        =========    ========    =========    =========

Net income (loss) per common share -
   Basic                                $    0.98    $  (0.36)   $    1.23    $   (0.90)
                                        =========    ========    =========    =========
   Diluted                              $    0.96    $  (0.36)   $    1.20    $   (0.90)
                                        =========    ========    =========    =========

Weighted average shares outstanding -
   Basic                                   20,941      20,684       20,925       20,671
   Diluted                                 21,463      20,684       21,333       20,671

See accompanying notes to condensed consolidated financial statements.

                                 NS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                         June 30,     December 31,
                                                                           2004             2003
                                                                       -----------    ------------
ASSETS                                                                 (Unaudited)
Current assets
 Cash and equivalents                                                    $   1,116    $   2,628
 Accounts receivable, net                                                   43,972       27,261
 Inventories                                                                90,903       66,568
 Operating supplies and other                                                9,638        9,734
 Assets held for sale                                                            -        7,000
                                                                         ---------    ---------
  Total current assets                                                     145,629      113,191
                                                                         ---------    ---------
 Property, plant and equipment, at cost                                    199,535      198,713
  Less accumulated depreciation                                           (155,435)    (152,759)
                                                                         ---------    ---------
                                                                            44,100       45,954
                                                                         ---------    ---------
 Other assets                                                                4,909        4,981
 Assets held for sale                                                        1,799        1,734
                                                                         ---------    ---------
  Total assets                                                           $ 196,437    $ 165,860
                                                                         =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                       $  31,461    $  24,507
  Accrued expenses and other liabilities                                    21,863       16,861
  Deferred revenue                                                          15,341        8,012
  Revolving credit facility                                                  2,226       14,936
  Other notes payable                                                          867          106
  Current portion of restructuring liabilities                                 488        3,653
  Current portion of long-term debt                                             40           40
                                                                         ---------    ---------
    Total current liabilities                                               72,286       68,115

Long-term debt                                                                 441          461
Deferred income taxes                                                          424          424
Postretirement benefits                                                      6,625        6,343
Restructuring liabilities                                                    2,068        1,909
                                                                         ---------    ---------
  Total liabilities                                                         81,844       77,252
                                                                         ---------    ---------

Shareholders' equity
  Preferred stock, no par value, 2,000 shares authorized                         -            -
  Common stock, no par value, 40,000 shares authorized,
   20,953 and 20,719, shares issued                                        285,239      284,787
  Treasury stock, at cost, 4,155 and 4,200 shares                          (35,112)     (35,420)
  Unearned compensation                                                       (370)         (50)
  Accumulated other comprehensive income                                        64           97
  Accumulated deficit                                                     (135,228)    (160,806)
                                                                         ---------    ---------
   Shareholders' equity                                                    114,593       88,608
                                                                         ---------    ---------
    Total liabilities and shareholders' equity                           $ 196,437    $ 165,860
                                                                         =========    =========

See accompanying notes to condensed consolidated financial statements.

                                 NS GROUP, INC.
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                               Six Months Ended
                                                                     June 30,
                                                               2004          2003
                                                             --------    --------
CASH FLOWS - OPERATING ACTIVITIES
  Net income (loss)                                          $ 25,645    $(18,585)
  Adjustments to reconcile net income (loss) to cash flows
  provided (used) by operating activities:
        Depreciation and amortization                           2,676       3,926
        Amortization of debt discount and finance costs           138         459
        Loss on sales of securities                                 -         453
        Restructuring charges                                   1,897           -
  Changes in operating assets and liabilities:
        Accounts receivable, net                              (16,711)    (19,514)
        Inventories                                           (24,335)     (2,942)
        Other current assets                                      963         (16)
        Accounts payable                                        6,133      14,937
        Accrued liabilities                                    12,330       5,680
        Income taxes payable                                      821           -
        Restructuring liabilities                              (4,903)        119
        Other, net                                                374         212
                                                             --------    --------
         Cash provided (used) by operating activities           5,028     (15,271)
                                                             --------    --------

CASH FLOWS - INVESTING ACTIVITIES
  Purchases of property, plant and equipment                     (822)       (438)
  Proceeds from sales of assets held for sale                   6,914           -
  Proceeds from investment sales                                    -       3,693
  Other                                                             -       2,406
                                                             --------    --------
        Cash provided by investing activities                   6,092       5,661
                                                             --------    --------

CASH FLOWS - FINANCING ACTIVITIES
  Repayments of long-term debt                                    (20)    (33,787)
  Net borrowing (repayments) under credit facility            (12,710)     17,890
  Increase (decrease) in other notes payable                     (106)        838
  Proceeds from exercise of stock options                         315         271
  Deferred financing costs                                       (111)       (367)
  Additions to cost of treasury shares                              -         (28)
                                                             --------    --------
        Cash used by financing activities                     (12,632)    (15,183)
                                                             --------    --------

Decrease in cash and equivalents                               (1,512)    (24,793)
Cash and equivalents at beginning of period                     2,628      29,357
                                                             --------    --------
Cash and equivalents at end of period                        $  1,116    $  4,564
                                                             ========    ========
Supplemental disclosure of cash flow information -
  Cash paid during the period for interest                   $    369    $  3,983
  Cash recovered during the period for income taxes          $      -    $    560
  Note issued for payment of insurance premium               $    973    $      -

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

      The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the financial statements. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year. Reference should be made to NS Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003 for additional footnote disclosure, including a summary of significant accounting policies. Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires that management make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those recorded estimates.

      EARNINGS AND LOSS PER SHARE

      Basic earnings and loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share reflects the potential dilution from securities that could result in additional common shares being issued which, for the Company, are comprised of stock options and restricted stock units in 2004 and stock options and warrants in 2003.

      The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share for the three and six months ended June 30, 2004:

                                                                    Three Months           Six Months
                                                                    Ended June 30,       Ended June 30,
                                                                    --------------       --------------
(in thousands)                                                          2004                 2004
                                                                    --------------       --------------
Basic weighted average common shares outstanding                       20,941               20,925
Effect of dilutive securities - stock options and
 restricted stock units                                                   522                  408
                                                                       ------               ------

Diluted weighted average common shares outstanding                     21,463               21,333
                                                                       ======               ======

      For the quarter and six months ended June 30, 2004, 0.7 million of stock options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be antidilutive. Securities that could potentially result in dilution of basic loss per share, through the issuance of 2.0 million of the Company's common shares for the quarter and six months ended June 30, 2003, were not included in the computation of diluted loss per share because to do so would be antidilutive.

      STOCK-BASED COMPENSATION

      The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock options granted in all periods shown were exercisable at prices equal to the fair market value of the Company's common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted. There were 89,500 and 152,000 stock options granted in the first six months of 2004 and 2003, respectively. The fair values of the granted options are determined using the Black-Scholes option pricing model using assumptions that are evaluated and revised, as necessary, to reflect market conditions and experience.

      In May 2004, the Company awarded 31,500 restricted stock units ("RSU") to certain officers of the Company under the NS Group, Inc. Equity Plan. The units vest in annual increments over three years. The market value of the RSUs on the date of grant was $380,000 and is being amortized on a straight-line basis to expense over the vesting period. The unamortized balance of unearned compensation is included as a separate component of shareholders' equity.

      If the Company accounted for stock-based compensation using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", net income (loss) and diluted net income (loss) per common share would have been as follows:

                                                    Three Months Ended      Six Months Ended
                                                         June 30,                June 30,
                                                    -------------------    --------------------
(in thousands, except per share amounts)              2004        2003       2004        2003
                                                    --------    -------    --------    --------
Net income (loss) - as reported                     $ 20,604    $(7,370)   $ 25,645    $(18,585)

Add: Stock-based employee compensation
     included in reported net income (loss)               30         32          61          63
Deduct: Stock-based employee compensation
     expense determined under the fair value
     method for all awards, net of related tax
     effects                                            (367)      (624)       (766)     (1,447)
                                                    --------    -------    --------    --------

Net income (loss) - pro forma                       $ 20,267    $(7,962)   $ 24,940    $(19,969)
                                                    ========    =======    ========    ========

Diluted net income (loss) per common
     share - as reported                            $   0.96    $ (0.36)   $   1.20    $  (0.90)

Effect of stock-based employee
     compensation expense determined under
     the fair value method for all awards, net of
     related tax effects                               (0.02)     (0.02)      (0.04)      (0.07)
                                                    --------    -------    --------    --------
Diluted net income (loss) per common
     share - pro forma                              $   0.94    $ (0.38)   $   1.16    $  (0.97)
                                                    ========    =======    ========    ========

NOTE 2: RESTRUCTURING LIABILITIES AND ASSETS HELD FOR SALE

      Restructuring Liabilities

      In 2001, the Company completed certain restructuring initiatives involving certain operations of its businesses. The Company discontinued the manufacturing of hot-rolled coils at its welded tubular facilities in Wilder, Kentucky and exited the special bar quality business that was operated from its Koppel, Pennsylvania facility. As a result of these actions, in March 2001, the Company recorded restructuring charges of $56.2 million, including $42.8 million of asset impairment losses and $12.8 million of accruals for estimated employee related costs and facilities closing costs.

      Following is a summary of accrued restructuring liabilities and activity for the six months ended June 30, 2004:

(in thousands)               Current    Noncurrent      Total
                            --------    ----------     -------
Balance, December 31, 2003   $ 3,653    $ 1,909        $ 5,562
  Cash payments               (4,903)         -         (4,903)
  Accruals                     1,687        210          1,897
  Reclassifications               51        (51)             -
                             -------    -------        -------
Balance, June 30, 2004       $   488    $ 2,068        $ 2,556
                             =======    =======        =======


      In the first quarter of 2004, the Company recorded $1.9 million in additional restructuring charges primarily related to the settlement of an operating contract dispute. The restructuring liabilities were significantly reduced in April 2004 as a result of the Company's $4.7 million payment in accordance with the above-mentioned settlement. The current restructuring liabilities at June 30, 2004 represent the estimated costs for environmental remediation and monitoring costs and an operating contract. The non-current restructuring liabilities are primarily related to estimated post-closure maintenance and monitoring costs of the landfill over the next thirty years. At June 30, 2004, the Company had $1.7 million of investments being held in a trust account to fund the estimated costs of the closed landfill.

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

      In October 2003, the Company entered into a contract to sell the majority of its assets held for sale related to its welded tubular operations. The $7.0 million net sales price for the assets approximated the recorded book value of the assets and was reclassified to current Assets Held for Sale in the December 31, 2003 consolidated balance sheet. In accordance with the contract, the Company received the proceeds during the first six months of 2004.

NOTE 3: COMPREHENSIVE INCOME (LOSS)

      The Company's other comprehensive income (loss) consists of unrealized gains and losses on its available-for-sale securities. Comprehensive income (losses) for the periods presented were as follows:

                                Three Months Ended        Six Months Ended
                                      June 30,                June 30,
                                -------------------    ----------------------
(in thousands)                    2004       2003        2004        2003
                                --------    -------    --------    ----------
Net income (loss)               $ 20,604    $(7,370)   $ 25,645    $(18,585)
Net unrealized gains (losses)        (33)       198         (33)        670
                                --------    -------    --------    --------
Comprehensive income (loss)     $ 20,571    $(7,172)   $ 25,612    $(17,915)
                                ========    =======    ========    ========

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

      Three customers accounted for 30%, 11% and 10%, respectively, of the Energy Products segment's sales for the six months ended June 30, 2004 and the same three customers accounted for 19%, 14% and 11%, respectively, of sales for the six months ended June 30, 2003.

                                                Three Months Ended                  Six Months Ended
(in thousands)                                        June 30,                            June 30,
                                           -----------------------------        ----------------------------
                                                2004              2003              2004             2003
                                           ------------      -----------        -----------      -----------
Net sales
  Welded tubular products                  $     44,544      $    30,238        $    83,953      $    53,346
  Seamless tubular products                      64,889           35,671            109,997           63,038
                                           ------------      -----------        -----------      -----------
                                           $    109,433      $    65,909        $   193,950      $   116,384
                                           ============      ===========        ===========      ===========

                                              June 30,       December 31,
                                               2004              2003
                                           ------------      ------------
Assets
  Energy Products                          $    187,866      $   150,385
  Corporate                                       8,571           15,475
                                           ------------      -----------
                                           $    196,437      $   165,860
                                           ============      ===========

      All corporate selling, general and administrative expenses are fully allocated to the Energy Products segment. Corporate assets consist primarily of cash, real estate, and assets held for sale.

NOTE 5: INVENTORIES

      Inventories consist of the following:

                                          June 30,          December 31,
(in thousands)                               2004              2003
                                         ----------        --------------
Raw materials                            $   26,291        $    20,514
Semi-finished and
  finished products                          64,612             46,054
                                         ----------        -----------
                                         $   90,903        $    66,568
                                         ==========        ===========

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

      The following table identifies changes in warranty reserves for 2004 and 2003:

                                              Three Months Ended     Six Months Ended
                                                  June 30,              June 30,
                                              ------------------    -------------------
(in thousands)                                 2004       2003       2004        2003
                                              -------    -------    -------     -------
Balance, beginning of period                  $ 3,268    $ 2,562    $ 3,057     $ 1,842
  Accruals for warranties during the period       364        354        762         680
  Accruals (reversals) related to changes
   in estimates                                  (395)       220       (395)        862
  Settlements made during the period           (1,164)      (230)    (1,351)       (478)
                                              -------    -------    -------     -------
Balance, end of period                        $ 2,073    $ 2,906    $ 2,073     $ 2,906
                                              =======    =======    =======     =======

NOTE 7: PENSION AND OTHER POSTRETIREMENT BENEFITS

      The components of periodic benefit costs for pension and postretirement benefit expense are as follows:

                                               Three Months Ended                 Six Months Ended
(in thousands)                                       June 30,                         June 30,
                                          -----------------------------      --------------------------
                                              2004             2003             2004           2003
                                          ------------       ----------      ---------       ----------
Pension
Service cost                              $         88       $    72         $     175       $    143
Interest cost                                       32            26                65             53
                                          ------------       -------         ---------       --------
                                          $        120       $    98         $     240       $    196
                                          ============       ======          =========       ========

                                               Three Months Ended                 Six Months Ended
(in thousands)                                       June 30,                         June 30,
                                          -----------------------------      --------------------------
                                               2004           2003              2004           2003
                                          ------------       ----------      ---------       ----------
Postretirement Benefits
Service cost                              $          4       $     4         $       9       $      6
Interest cost                                        6             6                11             12
Amortization of
 transition obligation                               7             7                14             14
                                          ------------       -------         ---------       --------
                                          $         17       $    17         $      34       $     32
                                          ============       =======         =========       =========

NOTE 8: DEBT AND REVOLVING CREDIT FACILITY

      In the second quarter of 2003, the Company redeemed the remaining $33.8 million of its outstanding notes. The notes were redeemed at par plus accrued interest, and were funded from existing cash balances and borrowings under the Company's credit facility.

      The Company has a revolving credit facility that provides up to $50 million under a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 1.00% to prime plus 1.75% with respect to domestic rate loans, and from the LIBOR rate plus 2.50% to LIBOR plus 3.25% with respect to LIBOR rate loans. The credit agreement contains financial and other covenants, including a minimum level of earnings, as defined in the agreement, and limitations on certain types of transactions, including the ability of the Company's subsidiaries to declare and pay dividends. At June 30, 2004, the Company was in compliance with these covenants. The credit facility expires in March 2007.

      At June 30, 2004, the Company had $2.2 million in loans and $6.6 million of letters of credit outstanding under the credit facility and approximately $41.1 million in additional borrowing availability. The letters of credit were issued against the credit facility as collateral for the Company's self-insured workers compensation program. The weighted average interest rate on the credit facility borrowings at June 30, 2004 was 5.0% compared to 3.78% at December 31, 2003. The facility is secured by a first priority lien on substantially all of the Company's inventories, accounts receivable, property, plant and equipment and related intangibles.

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

      In March 2001, in connection with its restructuring, Newport closed its electric arc furnace operation and as such, ceased using oxygen and argon that was provided under a supply agreement with Air Products and Chemicals, Inc. ("Air Products"). In connection with a suit in 2001 brought by Air Products against Newport for breach of contract, the Company agreed in March 2004 to a settlement and mutual release of all claims and paid $4.7 million to Air Products in April 2004.

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

      The Company had accrued liabilities of $3.4 million and $3.9 million at June 30, 2004 and December 31, 2003, respectively, for environmental remediation obligations. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

ECONOMIC AND INDUSTRY-WIDE FACTORS THAT AFFECT OUR BUSINESS

      DEMAND FOR OUR PRODUCTS

      Approximately 90% of our revenues are derived from the sale of OCTG. Therefore, our revenue is directly dependent on the demand for OCTG, which is highly cyclical in nature. There are a number of factors that we monitor to assist us in estimating the future demand for our OCTG product. Demand for our OCTG products is dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is, among other things, dependent on the current and anticipated supply and demand for oil and natural gas. Oil and natural gas prices are volatile and can have a substantial effect upon drilling levels and resulting demand for our energy related products. In addition, shipments by domestic producers of OCTG products may be positively or negatively affected by the amount of inventory held by producers, distributors and end-users, as well as by imports of OCTG products.

      The average number of oil and natural gas drilling rigs in operation in the United States is referred to as "rig count". For the periods presented, on average, approximately 85% of the rigs were drilling for natural gas. The average rig count for the periods below are as follows:

                                                                 Change
                     Average Rig Count for Period             2004 vs 2003
                     -----------------------------      ------------------
Period                2004                 2003           Amount       %
--------             ------              ---------      --------   ------
1Q                    1,118                 897            221       24.6
2Q                    1,165               1,028            137       13.3
3Q                                        1,088
4Q                                        1,109
Year                                      1,029

(Source: Baker Hughes)

      Natural gas prices rose steadily in the second half of 2002 and into 2003 due to low drilling levels during 2002 and increased demand for natural gas, driven primarily by the winter weather of 2002/2003. These factors, together with an improving U.S. economy, particularly in the second half of 2003 and continuing into the first half of 2004, have resulted in strong drilling activity. The rig count as of July 30, 2004 was 1,229. Based upon current settlement prices for natural gas futures, we expect the current high level of drilling activity will continue through the second half of 2004.

      Levels of OCTG inventories in the marketplace are also an indicator of future demand for our products. U.S. end-users obtain OCTG from domestic and foreign tubular producers and from drawdowns of inventory held by the end-user, distributor or tubular producers. Based on published inventory reports, while inventory levels increased in the first six months of 2004, the current level of inventory per rig remains near historically low levels.

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

      We estimate imports of OCTG products for the first six months of 2004 comprised approximately 26% of the total domestic market, compared to 23% in the comparable period in 2003.

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

      COSTS OF OUR PRODUCTS

      As a manufacturer of tubular steel products, the costs of our products includes steel raw material costs, direct and indirect labor, energy costs and other direct and indirect manufacturing costs. The primary raw material used in our seamless operations is purchased steel scrap, which represented approximately 20% of cost of goods sold for our seamless products in the first six months of 2004. At our welded facility, purchased steel coil is the primary raw material, which represented approximately 70% of cost of goods sold for our welded products in the first six months of 2004. The steel industry, which is highly cyclical and volatile in nature, can affect our costs both positively and negatively. Various factors, most of which are beyond our control, affect the price of steel scrap and coils. These factors include:

      -     steel supply and demand factors, both domestic and global;

      -     freight costs and transportation availability;

      -     steel inventory levels of brokers and distributors;

      -     the level of steel imports and exports; and

      -     general economic conditions.

      A number of the above-mentioned economic factors have combined to result in significant increases in the cost of steel scrap and hot-rolled coils beginning late in the fourth quarter of 2003 and continuing into 2004. The following table illustrates the rise in our purchased steel scrap costs per ton for the periods presented.

             2004                                     2003
---------------------------    -------------------------------------------
1Q                   2Q          1Q          2Q             3Q         4Q
-----               ----       -----        ----           ----       ----
$222                $180       $111         $115           $120        $138

      The cost of purchased steel scrap declined in the second quarter of 2004 as compared to the first quarter of 2004 due to several supply-related factors. We currently estimate that our cost of purchased steel scrap in the third quarter of 2004 will approximate $254 per ton and would be an all-time high for our seamless business.

      The increase in steel scrap costs has contributed to an increase in hot-rolled coil costs used in the manufacture of our welded tubular products. Also, steel coils are in high demand as a result of strong global economic growth. U.S. supply has also been reduced due to the relatively low level of imports, which has occurred for several reasons, including the low value of the U.S. dollar relative to certain foreign currencies, and the high cost of ocean freight. In addition, there are industry specific factors affecting steel coil supply such as a tight supply of raw materials for integrated steel companies and selected manufacturing outages within the steel industry. These factors have resulted in the imposition of surcharges and base price increases from steel suppliers to all steel consuming industries, including our industry.

      As a result of these factors, our second quarter 2004 purchased steel coil costs were approximately $173 per ton and $257 per ton greater than the first quarter of 2004 and the second quarter of 2003, respectively. We believe that our purchased steel coil costs for the third quarter of 2004 will be approximately $104 per ton greater than our 2004 second quarter purchased steel coil cost.

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

      Since January 2004 the OCTG industry has been passing these increases in steel costs through to its customers in the form of base price increases as well as surcharges. These surcharges have essentially matched surcharges imposed by steel coil producers, as they attempt to recover increases in their steel raw material costs. We imposed surcharges on our shipments in January through April 2004 in the amounts of $20, $60, $115 and $140 per ton, respectively. Effective with May 2004 shipments, our invoices for shipments have reflected one price, inclusive of any surcharge.

      Our second quarter average revenue per ton for our welded and seamless products increased $294 per ton and $162 per ton, respectively, over the first quarter of 2004. Based on our expectation of customer demand for our products, we estimate that our average revenue per ton for our welded and seamless products in the third quarter of 2004 will increase by over $50 and $200 per ton, respectively, over the amounts reported for the second quarter of 2004. While our customers are currently placing orders at higher prices, there can be no assurance that they will continue to pay higher prices for our tubular products or that raw material supply will be consistently available to meet demand. A decline in demand for our product could result in lower selling prices which could result in an inability to fully recover our investment in inventory.

      OTHER

      We ship the majority of our tubular products to the southwest region of the United States. Substantially all of these products are shipped via barge. During the third quarter of 2004, the U.S. Army Corps of Engineers has scheduled repairs on a lock that our products must pass through on the Ohio River at Louisville, Kentucky. The scheduled repairs will close barge traffic for an estimated two-week period. We do not believe that our shipments will be negatively affected in the third quarter of 2004 by this event due to contingency plans in place; however, there can be no assurance that our shipments will not be negatively affected in the event that the planned closure is longer than two weeks.

                              RESULTS OF OPERATIONS

      Our financial results and other data for the three and six months ended June 30, 2004 and 2003 are summarized in the following table. Dollars are in thousands except for per share amounts and revenue per ton.

                          Three Months Ended           Change             Six Months Ended           Change
                               June 30,             2004 vs 2003               June 30,           2004 vs 2003
                         --------------------   ---------------------   --------------------   --------------------
                           2004        2003         $           %         2004       2003         $           %
                         ---------  ---------   ---------   ---------   ---------  ---------   ---------  ---------
Net sales
    Welded products      $  44,544  $  30,238   $  14,306        47.3   $  83,953  $  53,346   $  30,607       57.4
    Seamless products       64,889     35,671      29,218        81.9     109,997     63,038      46,959       74.5
                         ---------  ---------   ---------   ---------   ---------  ---------   ---------  ---------
                         $ 109,433  $  65,909   $  43,524        66.0   $ 193,950  $ 116,384   $  77,566       66.6
                         ---------  ---------   ---------   ---------   ---------  ---------   ---------  ---------
Gross profit (loss)      $  25,626  $  (2,153)  $  27,779     1,290.2   $  37,341  $  (7,451)  $  44,792      601.2

Selling, general and
    administrative       $   3,990  $   3,805   $     185         4.9   $   8,344  $   8,283   $      61        0.7

Operating income (loss)  $  21,636  $  (5,958)  $  27,594       463.1   $  27,100  $ (15,734)  $  42,834      272.2

Net income (loss)        $  20,604  $  (7,370)  $  27,974       379.6   $  25,645  $ (18,585)  $  44,230      238.0

Net income (loss) per
    diluted share        $    0.96  $   (0.36)  $    1.32       366.7   $    1.20  $   (0.90)  $    2.10      233.3

Revenue per ton
    Welded products      $     862  $     449   $     413        92.0   $     693  $     441   $     252       57.1
    Seamless products    $   1,052  $     784   $     268        34.2   $     979  $     779   $     200       25.7

Tons shipped
    Welded products         51,700     67,400     (15,700)      (23.3)    121,100    121,000         100        0.1
    Seamless products       61,700     45,500      16,200        35.6     112,400     80,900      31,500       38.9
                         ---------  ---------   ---------   ---------   ---------  ---------   ---------  ---------
                           113,400    112,900         500         0.4     233,500    201,900      31,600       15.7
                         ---------  ---------   ---------   ---------   ---------  ---------   ---------  ---------

Average rig count            1,165      1,028         137        13.3       1,144        959         185       19.3

NET SALES

      The increase in net sales for the three-month comparable period was attributable to the significant increase in revenue per ton for both our welded and seamless products, as well as a change in product mix toward higher-priced seamless products. Net sales for the comparable six month periods increased for the same reasons, as well as an increase in shipments. The increase in shipments was caused by higher consumption of OCTG products in light of increased drilling activity during the first six months of 2004 as compared to the first six months of 2003. The increase in the average revenue per ton was primarily due to price increases resulting from the increase in demand for tubular products as well as the pass through of increased steel costs in the form of surcharges and base price increases. The change in mix to a higher level of seamless product shipments is partially the result of a product shift from our welded manufacturing facility to our seamless manufacturing facility, as well as a decline in demand for our welded products, which we believe resulted, in part, from the significant increase in selling prices.

GROSS PROFIT (LOSS)

      Our gross margins for the three and six months ended June 30, 2004 improved by $27.8 million and $44.8 million, respectively, from the comparable periods of 2003 due to a number of factors. The three and six month periods benefited from lower-priced inventory on hand at the beginning of the periods relative to current replacement cost which, coupled with significantly higher selling prices, resulted in higher than normal margins. We expect gross margins for our welded operations to decline in the second half of 2004 as higher-priced inventory costs are charged to cost of goods sold. Also, the periods benefited from higher absorption of fixed costs due to the higher operating levels in 2004 and, for the six-month comparable periods, a $1.2 million decrease in depreciation expense as the result of our initial investment in machinery and equipment of our seamless operations becoming fully depreciated in the second quarter of 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for the three and six months ended June 30, 2004 were relatively unchanged from the comparable periods in 2003, but represented 3.6% and 5.8% of 2004 and 2003 second quarter sales, respectively, and 4.3% and 7.1% of 2004 and 2003 six month sales, respectively. Decreases experienced in discretionary spending, product claims and wages from the first half of 2003 were offset by $1.5 million of accruals for profit sharing and incentive plans in the first six months of 2004.

RESTRUCTURING CHARGES

      We recorded additional restructuring charges of $1.9 million in the first quarter of 2004 related primarily to an increase in the accrued liability for the settlement of an operating contract that was cancelled in 2001 in connection with the restructuring of our operations.

INVESTMENT INCOME, INTEREST EXPENSE AND INCOME TAXES

      Investment income was negligible in 2004 as we have had minimal interest-bearing investments. The net investment loss for the six months ended June 30, 2003 includes $0.5 million of realized losses on sales of investments.

      Interest expense for the three and six months ended June 30, 2004, was $1.1 million and $2.1 million lower, respectively, than the comparable periods in 2003 because of the redemption of the remaining $33.8 million in principal of our 13 -1/2% senior secured notes in July 2003.

      We exhausted our federal income tax refund capability in 1999, and accordingly, tax benefits from operating losses are offset by valuation allowances, resulting in no net federal tax benefit being recorded for losses. Income tax expense for the first six months of 2004 is computed at an estimated combined federal and state effective tax rate for 2004 of approximately 3% and assumes utilization of regular and alternative minimum tax net operating loss carryforwards. See Other under Liquidity and Capital Resources, for further discussion regarding our net operating loss carryfowards.

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

      As of June 30, 2004, we had $2.2 million in loans and $6.6 million of letters of credit outstanding under our $50.0 million revolving credit facility and approximately $41.1 million in additional borrowing availability. The facility expires in March 2007. See Note 8 to the condensed consolidated financial statements for additional information.

      We are subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental matters, workers' compensation, health care and product liability (each of which is self-insured to certain levels) as well as commercial and other matters. We accrue for the cost of such matters when the incurrence of such costs is probable and can be reasonably estimated. See Note 6 to the condensed consolidated financial statements for further discussion of product warranty claims. While the ultimate amount and timing of payment for loss contingencies can be difficult to determine, we do not believe that such amounts and the timing of payment will result in a material adverse affect on our cash flows.

      In the first quarter of 2004, we reached a settlement agreement pertaining to a dispute over an operating contract cancelled in connection with our restructuring in 2001. This settlement agreement was satisfied with our payment of $4.7 million in April 2004. See Notes 2 and 10 to the condensed consolidated financial statements for further discussion.

      In 2003, we entered into a contract to sell a significant portion of our assets held for sale. In accordance with the contract, through June 30, 2004, we have received proceeds of $7.0 million for these assets.

      Based upon our current outlook, we believe cash flows from operations, together with our credit facility and other sources, including the capital markets, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

WORKING CAPITAL

      Working capital at June 30, 2004 was $73.3 million compared to $45.1 million at December 31, 2003, and the ratio of current assets to current liabilities at June 30, 2004 was 2.0 to 1 compared to 1.7 to 1 at December 31, 2003. The increase in working capital was primarily due to increases in accounts receivable and inventories in excess of increases in accounts payable and accrued liabilities, resulting from a substantial increase in business activity and shipment volumes. At June 30, 2004 we had cash totaling $1.1 million and borrowings against our credit facility were $2.2 million, down from $14.9 million at December 31, 2003.

OPERATING CASH FLOWS

      Cash provided by operating activities in the first six months of 2004 was $5.0 million. We had an operating profit of $27.1 million for the period, which included depreciation and amortization charges of $2.7 million. Operating earnings were used to support a net increase of $25.3 million for the first six months of 2004 in our operating assets and liabilities. Major components of the changes in our operating assets and liabilities included a $16.7 million increase in accounts receivable and a $24.3 million increase in inventories, partially offset by increases of $6.1 million and $12.3 million in accounts payable and accrued liabilities, respectively. The increase in our accounts receivable balance was primarily the result of increased pricing, as well as an increase in shipment levels. Our inventory balance increased because of higher quantities of our seamless products on hand to meet increased shipment levels as well as an overall increase in the steel raw material costs component of inventory, particularly in our welded operations. Steel raw material costs also contributed to the increase in our accounts payable. Accrued liabilities increased principally as the result of a $7.3 million increase in deferred revenue resulting from significantly increased selling prices, as well as the higher level of business activity. Accrued liabilities also increased as a result of an increase in accruals for profit sharing and incentive plans of $2.9 million. The majority of the Company's profit sharing and incentive plans are based on annual results, and therefore, will not be paid until the first quarter of 2005.

      Cash used by operating activities in the first six months of 2003 was $15.3 million. This use of cash was primarily the result of an operating loss of $15.7 million, which included depreciation and amortization charges of $3.9 million. In addition, changes in our operating assets and liabilities resulted in a use of cash of $1.6 million in the first six months of 2003. Major components of these changes were a $19.5 million increase in accounts receivable, a $2.9 million increase in inventories, partially offset by increases of $14.9 million and $5.7 million in accounts payable and accrued liabilities, respectively. Accounts receivable balances increased as the result of increased sales in the second quarter of 2003 as compared to the low levels at the end of 2002. We added to our finished goods inventory levels in the first six months of 2003 to meet anticipated increased customer demand. Accounts payable increased as the result of higher production levels during the period. Accrued liabilities increased principally as the result of a $5.2 million increase in deferred revenue, partially offset by a lower balance of accrued interest.

INVESTING CASH FLOWS

      Cash flows from investing activities in the first six months of 2004 provided $6.1 million as a result of receiving $6.9 million in net proceeds from the sale of assets held for sale. For the first six months of 2003, investing cash flows provided $5.7 million primarily as a result of sales of investments. Capital investments were $0.8 million and $0.4 million for the first six months of 2004 and 2003, respectively, and we currently estimate capital spending for 2004 to be approximately $5.0 million, primarily for cost improvement projects and maintenance capital.

FINANCING CASH FLOWS

      We have a $50.0 million revolving credit facility that expires in March 2007. The facility has a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 1.00% to prime plus 1.75% with respect to domestic rate loans, and from the LIBOR rate plus 2.50% to LIBOR plus 3.25% with respect to LIBOR rate loans. The facility contains financial and other covenants, including a minimum level of earnings, as defined in the agreement, and limitations on certain types of transactions, including the ability of our subsidiaries to declare and pay dividends. At June 30, 2004, we were in compliance with these covenants. The facility is secured by a first priority lien on substantially all of our inventories, accounts receivable, property, plant and equipment and related intangibles. We made net repayments against our revolving credit facility of $12.7 million in the first six months of 2004 and had $2.2 million in outstanding loans under the facility as of June 30, 2004. As of June 30, 2004, we had approximately $41.1 million in borrowing availability under the agreement, based on eligible receivable and inventory balances and net of $6.6 million of outstanding letters of credit on such date.

OTHER

      Our ability to utilize net operating loss carryforwards ("NOL's") to fully offset our taxable income is impacted by Section 382 of the U.S. Internal Revenue Code ("Code"). Under the Code, NOL utilization is limited after a "change in ownership," as defined, occurs. Trading activity by greater than 5% owners of the Company's stock can cause the definition of a "change in ownership" under the Code to be met. Based upon ownership reports currently filed with the SEC, while we do not expect that a "change in ownership" under the Code will occur in the near future, we cannot determine with certainty if, or when, such a change may occur. If such a "change in ownership" occurs, the utilization of our NOL's could become limited in future periods, which would impact the recognition of our income tax provision and payments.

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

      Purchased steel, in the form of hot-rolled coils and steel scrap, represents the largest portion of our cost of goods sold. The price and availability of steel coils and scrap that we use in our manufacturing processes are highly competitive and volatile. Various factors, most of which are beyond our control, affect the supply and price of steel coils and scrap. We believe that changes in steel coil and scrap costs have had a significant impact on our earnings, and we expect that future changes will continue to significantly impact our earnings. Reference is made to "Overview - Economic and Industry-Wide Factors that Affect our Business - Costs of Our Products" in Item 2 for additional comments regarding steel costs.

      We are exposed to market risk for changes in interest rates for borrowings under our revolving credit facility. Borrowings under the credit facility bear interest at variable rates, and the fair value of the borrowings are not significantly affected by changes in market interest rates. If the interest rates on our credit facility were to increase by 1%, assuming our borrowings level at June 30, 2004, the increase in our interest expense would be less than $0.1 million on an annualized basis.

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

ITEM 4. CONTROLS AND PROCEDURES

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. During the quarter ended June 30, 2004, there was no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Refer to "Legal Matters" in Note 10 to our condensed consolidated financial statements included in Part I, Item 1 for a discussion of recent developments related to our legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of shareholders was held on May 12, 2004. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following actions were taken:

      The shareholders elected Mr. Clifford R. Borland, Mr. Patrick J. B. Donnelly and Mr. Rene J. Robichaud as Class III Directors, to serve until the May 2007 annual meeting. All Class I and II Directors continued in office after the meeting. Mr. C. R. Borland, Mr. Donnelly and Mr. Robichaud were elected by a vote of 19,372,436 shares, 19,401,036 shares and 19,400,436 shares, respectively, and 195,135 shares, 166,535 shares and 166,635 shares, respectively, withheld authority to vote.

      A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors to conduct the annual audit of the financial statements of the Company and its subsidiaries for the year ending December 31, 2004, was approved by the shareholders. The shareholders cast 18,598,349 votes in favor of this proposal and 951,203 votes against. There were 18,019 abstentions.

      A proposal by the Board of Directors to adopt the NS Group, Inc. Equity Plan was approved by the shareholders. The shareholders cast 12,427,087 votes in favor of this proposal and 2,111,469 votes against. There were 71,048 abstentions and 4,957,967 broker non-votes.

      A proposal by the Board of Directors to adopt the NS Group, Inc. Non-Employee Equity Plan was approved by the shareholders. The shareholders cast 12,604,888 votes in favor of this proposal and 1,931,223 votes against. There were 73,493 abstentions and 4,957,967 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits - Reference is made to the Index to Exhibits, which is incorporated herein by reference.

      b)    Reports on Form 8-K

            Current Report on Form 8-K dated April 6, 2004 furnishing under Item 9 the Company's press release regarding the dates and times of NS Group, Inc.'s conference call reporting the results for the quarter ended March 31, 2004.

            Current Report on Form 8-K dated April 26, 2004 furnishing under
            Item 12 the Company's earnings press release for the quarter ended March 31, 2004.

            Current Report on Form 8-K dated June 28, 2004 furnishing under Item 9 the Company's materials in the form of a slide show presentation and/or printed charts to various individual and institutional investors commencing June 28, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NS GROUP, INC.

Date:  August 4, 2004                      By: /s/ Rene J. Robichaud
                                           -------------------------------------
                                           Rene J. Robichaud
                                           President and Chief Executive Officer

Date:  August 4, 2004                      By: /s/ Thomas J. Depenbrock
                                           -------------------------------------
                                           Thomas J. Depenbrock
                                           Vice President - Finance,
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)

Date:  August 4, 2004                      By: /s/ Gerard J. Brinkman
                                           ---------------------------
                                           Gerard J. Brinkman
                                           Corporate Controller
                                           (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Number                                  Description
------    ----------------------------------------------------------------------
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