Form 10-Q
period 2004-09-30
NS GROUP INC
filed 2004-11-05
CIK 745026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

COMMISSION FILE NUMBER 1-9838

NS GROUP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-0985936
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

530 West Ninth Street, Newport, Kentucky 41071
(Address, including zip code, of principal executive offices)

Registrant’s telephone number, including area code (859) 292-6809

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

At October 29, 2004, there were 21,548,097 shares outstanding of the Company’s common stock.

NS GROUP, INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 6.	Exhibits	27
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$122,120	$73,577	$316,070	$189,961
Cost of products sold	92,414	72,367	249,023	196,202

Gross profit (loss)	29,706	1,210	67,047	(6,241)
Selling, general and administrative	4,176	3,233	12,520	11,516
Restructuring charges	—	—	1,897	—

Operating income (loss)	25,530	(2,023)	52,630	(17,757)
Investment income (loss)	37	41	92	(122)
Interest expense	(197)	(280)	(868)	(3,075)
Other income, net	212	52	194	159

Income (loss) before income taxes	25,582	(2,210)	52,048	(20,795)
Provision for income taxes	870	—	1,691	—

Net income (loss)	$24,712	$(2,210)	$50,357	$(20,795)

Net income (loss) per common share -
Basic	$1.17	$(0.11)	$2.40	$(1.00)

Diluted	$1.14	$(0.11)	$2.35	$(1.00)

Weighted average shares outstanding -
Basic	21,160	20,859	21,004	20,735
Diluted	21,740	20,859	21,469	20,735

See accompanying notes to condensed consolidated financial statements.

NS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2004	2003
ASSETS	(Unaudited)
Current assets
Cash and equivalents	$16,818	$2,628
Accounts receivable, net	47,834	27,261
Inventories	109,645	66,568
Operating supplies and other	9,963	9,734
Assets held for sale	—	7,000

Total current assets	184,260	113,191

Property, plant and equipment, at cost	200,350	198,713
Less accumulated depreciation	(156,384)	(152,759)

	43,966	45,954

Other assets	4,462	4,981
Assets held for sale	1,795	1,734

Total assets	$234,483	$165,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$35,513	$24,507
Accrued expenses and other liabilities	24,435	16,861
Deferred revenue	18,603	8,012
Revolving credit facility	—	14,936
Other notes payable	653	106
Current portion of restructuring liabilities	762	3,653
Current portion of long-term debt	40	40

Total current liabilities	80,006	68,115
Long-term debt	431	461
Deferred income taxes	424	424
Postretirement benefits	6,749	6,343
Restructuring liabilities	2,043	1,909

Total liabilities	89,653	77,252

Shareholders’ equity	—	—
Preferred stock, no par value, 2,000 shares authorized	—	—
Common stock, no par value, 40,000 shares authorized, 25,110 and 25,090, shares issued	285,966	284,787
Treasury stock, at cost, 3,591 and 4,192 shares	(30,347)	(35,420)
Unearned compensation	(339)	(50)
Accumulated other comprehensive income	64	97
Accumulated deficit	(110,514)	(160,806)

Shareholders’ equity	144,830	88,608

Total liabilities and shareholders’ equity	$234,483	$165,860

See accompanying notes to condensed consolidated financial statements.

NS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS — OPERATING ACTIVITIES
Net income (loss)	$50,357	$(20,795)
Adjustments to reconcile net income (loss) to cash flows provided (used) by operating activities:
Depreciation and amortization	4,029	5,299
Amortization of debt discount and finance costs	303	531
Loss on sales of securities	—	453
Restructuring charges	1,897	—
Gain on sale of long term investment	(279)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(20,573)	(16,188)
Inventories	(43,077)	(6,345)
Other current assets	851	2,163
Accounts payable	11,006	19,770
Accrued liabilities	6,521	124
Deferred revenue	10,591	5,497
Income taxes payable	1,041	—
Restructuring liabilities	(4,788)	(878)
Other, net	584	644

Cash provided (used) by operating activities	18,463	(9,725)

CASH FLOWS — INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,041)	(728)
Proceeds from sales of assets held for sale	6,918	479
Proceeds from sales of long term investments	653	3,693
Other	—	1,947

Cash provided by investing activities	5,530	5,391

CASH FLOWS — FINANCING ACTIVITIES
Repayments of long-term debt	(30)	(33,793)
Net borrowing (repayments) under credit facility	(14,936)	12,504
Repayment of other notes payable	(533)	(520)
Proceeds from exercise of stock options	5,806	949
Deferred financing costs	(110)	(351)
Additions to cost of treasury shares	—	(28)

Cash used by financing activities	(9,803)	(21,239)

Increase (decrease) in cash and equivalents	14,190	(25,573)
Cash and equivalents at beginning of period	2,628	29,357

Cash and equivalents at end of period	$16,818	$3,784

Supplemental disclosure of cash flow information -
Cash paid during the period for interest	$393	$4,137
Cash paid (recovered) during the period for income taxes	$650	$(560)
Note issued for payment of insurance premium	$1,080	$943

See accompanying notes to condensed consolidated financial statements.

NS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The condensed consolidated financial statements include the accounts of NS Group, Inc. and its wholly owned subsidiaries (collectively referred to as the “Company”). The significant subsidiaries are Newport Steel Corporation (“Newport”) and Koppel Steel Corporation (“Koppel”). All significant intercompany balances and transactions have been eliminated.

     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the financial statements. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year. Reference should be made to NS Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional footnote disclosure, including a summary of significant accounting policies. Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those recorded estimates.

     Earnings and Loss Per Share

     Basic earnings and loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share reflects the potential dilution from common shares issuable through stock options, restricted stock units and warrants, as appropriate.

     The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2004:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(in thousands)	2004	2004
Basic weighted average common shares outstanding	21,160	21,004
Effect of dilutive securities	580	465

Diluted weighted average common shares outstanding	21,740	21,469

     For the quarter and nine months ended September 30, 2004, 0.2 million of stock options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be antidilutive. Securities that could potentially result in dilution of basic loss per share, through the issuance of 1.8 million of the Company’s common shares for the quarter and nine months ended September 30, 2003, were not included in the computation of diluted loss per share because to do so would be antidilutive.

     Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options granted in all periods shown were exercisable at prices equal to the fair market value of the Company’s common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted. The fair values of the granted options are determined using the Black-Scholes option pricing model using assumptions that are evaluated and revised, as necessary, to reflect market conditions and experience.

     The following table sets forth grants made during the nine months ended September 30, 2004 and 2003:

	Nine Months Ended
	September 30, 2004		September 30, 2003
		Restricted
	Stock	Stock	Stock
	Options	Units	Options
Non-employee directors	32,000	—	32,000
Executive officers	—	31,500	65,000
Senior managers	57,500	—	55,000

	89,500	31,500	152,000

     The restricted stock units (“RSU’s) vest in annual increments over three years. The market value of the RSUs on the date of grant was $380,000 and is being amortized on a straight-line basis to expense over the vesting period. The unamortized balance of the unearned compensation is included as a separate component of shareholders’ equity.

     If the Company accounted for stock-based compensation using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, net income (loss) and diluted net income (loss) per common share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income (loss) — as reported	$24,712	$(2,210)	$50,357	$(20,795)
Add: Stock-based employee compensation included in reported net income (loss)	31	31	92	94
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(425)	(455)	(1,191)	(1,902)

Net income (loss) — pro forma	$24,318	$(2,634)	$49,258	$(22,603)

Net income (loss) per common share:
Basic — as reported	$1.17	$(0.11)	$2.40	$(1.00)
Basic — pro forma	$1.15	$(0.13)	$2.35	$(1.09)
Diluted — as reported	$1.14	$(0.11)	$2.35	$(1.00)
Diluted — pro forma	$1.12	$(0.13)	$2.29	$(1.09)

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

     Following is a summary of accrued restructuring liabilities and activity for the nine months ended September 30, 2004:

(in thousands)	Current	Noncurrent	Total
Balance, December 31, 2003	$3,653	$1,909	$5,562
Cash payments	(4,654)	—	(4,654)
Accruals	1,687	210	1,897
Reclassifications	76	(76)	—

Balance, September 30, 2004	$762	$2,043	$2,805

     In the first quarter of 2004, the Company recorded $1.9 million in additional restructuring charges primarily related to the settlement of an operating contract. The restructuring liabilities were significantly reduced in April 2004 as a result of the Company’s $4.7 million payment related to the above-mentioned settlement. The current restructuring liabilities at September 30, 2004 represent the estimated costs for environmental remediation and monitoring costs of a closed landfill and an operating contract. The non-current restructuring liabilities are primarily related to estimated post-closure maintenance and monitoring costs of the landfill over the next thirty years. At September 30, 2004, the Company had $1.7 million of investments being held in a trust account to fund the costs of the closed landfill.

Assets Held for Sale

     Assets of the closed operations, consisting of machinery and equipment, spare parts and supply inventories, are classified as Assets Held for Sale in the Company’s condensed consolidated balance sheets. The assets include the Company’s best estimates of the amounts expected to be realized on the sale of the assets. While the estimates are based on an analysis of the facilities, including valuations by independent appraisers, the amounts the Company will ultimately realize could differ materially from the amounts assumed in reviewing for impairment. The assets have been and are currently being actively marketed by an outside broker.

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

NOTE 3: COMPREHENSIVE INCOME (LOSS)

     The Company’s other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities. Comprehensive income (losses) for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Net income (loss)	$24,712	$(2,210)	$50,357	$(20,795)
Net unrealized gains (losses)	—	(70)	(33)	600

Comprehensive income (loss)	$24,712	$(2,280)	$50,324	$(20,195)

NOTE 4: BUSINESS SEGMENT INFORMATION

     The Company reports its operations in one reportable segment – the Energy Products segment. The Energy Products segment consists primarily of welded and seamless tubular products used in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG) and welded and seamless line pipe used in the transmission of oil, natural gas and other fluids. The Energy Products segment reflects the aggregation of the Company’s welded and seamless business units as they have similar economic characteristics such as products and services, manufacturing processes, customers and distribution channels, and is consistent with both internal management reporting and resource and budgetary allocations.

     Three customers accounted for 32%, 12% and 12%, respectively, of the Energy Products segment’s sales for the nine months ended September 30, 2004 and four customers accounted for 19%, 12%, 11% and 10%, respectively, of sales for the nine months ended September 30, 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Net sales
Welded products	$50,589	$34,314	$134,542	$87,660
Seamless products	71,531	39,263	181,528	102,301

	$122,120	$73,577	$316,070	$189,961

	September 30,	December 31,
	2004	2003
Assets
Energy Products	$208,880	$150,385
Corporate	25,603	15,475

	$234,483	$165,860

     All corporate selling, general and administrative expenses are fully allocated to the Energy Products segment. Corporate assets consist primarily of cash, real estate, and assets held for sale.

NOTE 5: INVENTORIES

Inventories consist of the following:
	September 30,	December 31,
(in thousands)	2004	2003
Raw materials	$32,497	$20,514
Semi-finished and finished products	77,148	46,054

	$109,645	$66,568

NOTE 6: PRODUCT WARRANTIES

     The Company’s products are used in applications which are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination or loss of production. The Company warrants its products to meet certain specifications and actual or claimed deficiencies from these specifications may give rise to claims. The Company maintains reserves for asserted and unasserted warranty claims. The warranty claim exposure is evaluated using historical claim trends and information available on specifically known claims. The Company also maintains product and excess liability insurance subject to certain deductibles that may limit the exposure to these claims. The Company considers the extent of insurance coverage in its estimate of the reserve. The incurrence of an unusually large or high number of claims could alter the Company’s exposure and the related reserves.

The following table identifies changes in warranty reserves for 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Balance, beginning of period	$2,073	$2,906	$3,057	$1,842
Accruals for warranties during the period	294	153	1,056	833
Accruals related to changes in estimates	(54)	1	(449)	863
Settlements made during the period	(736)	(209)	(2,087)	(687)

Balance, end of period	$1,577	$2,851	$1,577	$2,851

NOTE 7: PENSION AND OTHER POSTRETIREMENT BENEFITS

     The components of periodic benefit costs for pension and postretirement benefit expense are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
Pension	2004	2003	2004	2003
Service cost	$88	$72	$263	$215
Interest cost	32	26	97	79

	$120	$98	$360	$294

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Postretirement Benefits	2004	2003	2004	2003
Service cost	$4	$4	$13	$10
Interest cost	6	5	17	17
Amortization of transition obligation	7	6	21	20

	$17	$15	$51	$47

NOTE 8: DEBT AND REVOLVING CREDIT FACILITY

     The Company has a revolving credit facility that provides up to $50 million under a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 1.00% to prime plus 1.75% with respect to domestic rate loans, and from the LIBOR rate plus 2.50% to LIBOR plus 3.25% with respect to LIBOR rate loans. The credit agreement contains financial and other covenants, including a minimum level of earnings, as defined in the agreement, and limitations on certain types of transactions, including the ability of the Company’s subsidiaries to declare and pay dividends. At September 30, 2004, the Company was in compliance with these covenants. The credit facility expires in March 2007.

     At September 30, 2004, the Company had no loans and $6.6 million of letters of credit outstanding under the credit facility and approximately $42.9 million in additional borrowing availability based on the borrowing formula. The letters of credit were issued against the credit facility as collateral for the Company’s self-insured workers compensation program. The weighted average interest rate on the credit facility borrowings was 3.78% at December 31, 2003. The facility is secured by a first priority lien on substantially all of the Company’s inventories, accounts receivable, property, plant and equipment and related intangibles.

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

     Legal Matters

     The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental matters, workers’ compensation, health care and product liability coverages (each of which is self-insured to certain levels), as well as commercial and other matters. The Company accrues for the cost of such matters when the incurrence of such costs is probable and can be reasonably estimated. Based upon its evaluation of available information, management does not believe that any such matters will have, individually or in the aggregate, a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

     In March 2001, in connection with its restructuring, Newport closed its electric arc furnace operation and as such, ceased using oxygen and argon that was provided under a supply agreement with Air Products and Chemicals, Inc. (“Air Products”). In connection with a suit in 2001 brought by Air Products against Newport for breach of contract, the Company agreed in March 2004 to a settlement and mutual release of all claims and paid $4.7 million to Air Products in April 2004.

     Environmental Matters

     The Company is subject to federal, state and local environmental laws and regulations, including, among others, the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act, the 1990 Amendments to the Clean Air Act and the Clean Water Act, and all regulations promulgated in connection therewith. Such laws and regulations include those concerning the discharge of contaminants as air emissions or waste water effluents and the disposal of solid and/or hazardous wastes such as electric arc furnace dust. As such, the Company is from time to time involved in administrative and judicial proceedings and administrative inquiries related to environmental matters.

     The Company operates a steel mini-mill at its Koppel, Pennsylvania facility that produces dust that contains lead, cadmium and chromium, and is classified as a hazardous waste. Dust produced by its electric arc furnace is collected through emission control systems and recycled at EPA-approved facilities.

     The Company has a hazardous waste landfill on its property in Wilder, Kentucky that is being monitored according to a post-closure permit that was approved by Kentucky Division of Waste Management. The Company has accrued the estimated costs for the post-closure care of the landfill.

     In late 2001, the U.S. Environmental Protection Agency (“EPA”) designated Imperial Adhesives, Inc., a former subsidiary of the Company, as one of a number of potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by an independent operator. A preliminary study of the site is ongoing. Consequently, it is too early to determine the Company’s ultimate liability exposure.

     The Company had accrued liabilities of $3.4 million and $3.9 million at September 30, 2004 and December 31, 2003, respectively, for environmental remediation obligations. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NS GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We make forward-looking statements in this report, which represent our expectations or beliefs about future events and financial performance. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” or similar words. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including:

•	worldwide and domestic supplies of and demand for natural gas and oil;

•	fluctuations in industry-wide tubular inventory levels;

•	domestic competitive pressures;

•	the level and pricing of imports and the presence or absence of governmentally imposed trade restrictions;

•	steel coil and steel scrap price volatility;

•	manufacturing efficiencies;

•	costs of compliance with environmental regulations;

•	asserted and unasserted claims;

•	the ability to maintain an internal control framework compliant with Sarbanes-Oxley Section 404;

•	general economic conditions; and

•	other risks and uncertainties described under “Risk Factors” included in Exhibit 99.1 of our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     For a more complete understanding of our business activities and financial results, you should read the analysis of financial condition and results of operations together with the condensed consolidated financial statements included in this report.

OVERVIEW

     Our Products and Facilities

     We are a domestic producer of seamless and welded tubular steel products serving the energy industry. We conduct our business within a single reportable business segment, which we refer to as the Energy Products segment. Our tubular products, commonly referred to as oil country tubular goods (“OCTG”), are used primarily in oil and natural gas drilling exploration and production operations. We also manufacture line pipe, which is used as gathering lines for the transmission of petrochemicals and hydrocarbons.

     Our products are manufactured and sold under two brands. Our Koppel brand is our seamless tubular product manufactured at our facility located near Koppel, Pennsylvania. Our Newport brand is our welded tubular product manufactured at our facilities located near Newport, Kentucky. The primary geographic market for our products is the southwestern and Appalachian regions of the United States and western regions of Canada. We also operate tubular finishing facilities in the southwest United States, where we can provide further finishing processes to our product.

     You should read Note 4 to the condensed consolidated financial statements included in this report for additional information pertaining to segment data, including concentrations.

Economic and Industry-Wide Factors that Affect our Business

     Demand for Our Products

     Approximately 86% of our revenues are derived from the sale of OCTG. Therefore, our revenue is directly dependent on the demand for OCTG, which is highly cyclical in nature. There are a number of factors that we monitor to assist us in estimating the future demand for our OCTG product. Demand for our OCTG products is dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is, among other things, dependent on the current and anticipated supply and demand for oil and natural gas. Oil and natural gas prices are volatile and can have a substantial effect upon drilling levels and resulting demand for our energy related products. In addition, shipments by domestic producers of OCTG products may be positively or negatively affected by the amount of inventory held by producers, distributors and end-users, as well as by imports of OCTG products.

     The average number of oil and natural gas drilling rigs in operation in the United States is referred to as “rig count”. For the periods presented, on average, approximately 86% of the rigs were drilling for natural gas. The average rig counts for the periods below are as follows:

			Change
	Average Rig Count for Period		2004 vs 2003
Period	2004	2003	Amount	%
1Q	1,118	897	221	24.6
2Q	1,165	1,028	137	13.3
3Q	1,229	1,088	141	13.0
4Q		1,109
Year		1,029

(Source: Baker Hughes)

     Historically strong natural gas prices, driven by natural gas supply/demand fundamentals, have resulted in improving rig count during 2004. The rig count as of October 29, 2004 was 1,251. Based upon current settlement prices for natural gas futures, we expect the current high level of drilling activity will continue through the remainder of 2004 and into 2005.

     Levels of OCTG inventories in the marketplace are also an indicator of future demand for our products. U.S. end-users obtain OCTG from domestic and foreign tubular producers and from drawdown of inventory held by the end-user, distributor or tubular producers. Based on published inventory reports, while inventory levels increased in the first nine months of 2004, the current level of inventory per rig remains near historically low levels.

     Imports

     Imports command a significant portion of the domestic OCTG market. We believe import levels are affected by, among other things:

•	currency exchange rates;

•	overall world demand for OCTG;

•	the trade practices of foreign governments and producers; and

•	the presence or absence of antidumping, countervailing duty or other U.S. government orders that raise the cost or impose limits on imports.

     We estimate imports of OCTG products for the first nine months of 2004 comprised approximately 28% of the total domestic market, compared to 24% in the comparable period in 2003.

     Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from Argentina, Italy, Japan, Korea and Mexico in response to antidumping and countervailing duty cases filed by several U.S. companies. In June 2001, the ITC voted to continue these duties for five more years.

     We cannot predict the U.S. government’s future actions regarding duties and tariffs or any other future actions regarding import duties or other trade restrictions on imports of OCTG and line pipe products. We expect to continue to experience high levels of competition from imports.

     Costs of Our Products

     As a manufacturer of tubular steel products, the costs of our products includes steel raw material costs, direct and indirect labor, energy costs and other direct and indirect manufacturing costs. The primary raw material used in our seamless operations is purchased steel scrap, which represented approximately 20% of cost of goods sold for our seamless products in the first nine months of 2004. At our welded facility, purchased steel coil is the primary raw material, which represented approximately 73% of cost of goods sold for our welded products in the first nine months of 2004. The steel industry, which is highly cyclical and volatile in nature, can affect our costs both positively and negatively. Various factors, most of which are beyond our control, affect the price of steel scrap and coils. These factors include:

•	steel supply and demand factors, both domestic and global;

•	freight costs and transportation availability;

•	steel inventory levels of brokers and distributors;

•	the level of steel imports and exports; and

•	general economic conditions.

     A number of the above-mentioned economic factors have combined to result in significant increases in the cost of steel scrap and hot-rolled coils beginning late in the fourth quarter of 2003 and continuing into 2004. Our purchased steel scrap costs per ton were as follows:

	Quarter
Year	1Q	2Q	3Q	4Q
2004	$222	$180	$239	$—
2003	$111	$115	$120	$138

     The cost of purchased steel scrap increased significantly in the third quarter of 2004 as compared to the second quarter of 2004 due to several supply/demand related factors. We currently estimate that our cost of purchased steel scrap in the fourth quarter of 2004 will approximate $276 per ton, which would represent an all-time high for our seamless business.

     The increase in steel scrap costs has contributed to an increase in hot-rolled coil costs used in the manufacturing of our welded tubular products. Also, steel coils are in high demand as a result of strong global economic growth. U.S. supply has also been reduced due to the relatively low level of imports, which has occurred for several reasons, including the low value of the U.S. dollar relative to certain foreign currencies, and the high cost of ocean freight. In addition, there are industry specific factors that have constrained steel coil supply such as a tight supply of raw materials for integrated steel companies. These factors have contributed to the imposition of surcharges and base price increases from steel suppliers to all steel consuming industries, including our industry.

     As a result of these factors, our third quarter 2004 purchased steel coil costs were approximately $97 per ton and $370 per ton greater than the second quarter of 2004 and the third quarter of 2003, respectively. We believe that our purchased steel coil costs for the fourth quarter of 2004 will be approximately $65 per ton and $398 per ton greater than the third quarter of 2004 and the fourth quarter of 2003, respectively.

     In addition to significantly higher steel prices, buyers of steel products, including the OCTG industry, have experienced extended lead times on delivery of products and instances of cancellation of steel purchase orders. In order to ensure a portion of our expected steel coil needs for the second half of 2004, we entered into a supply agreement at fixed volumes and base prices with our major supplier. The base amount of this commitment is approximately $40 million. Similarly, we entered into a fixed volume and base price contract with the same supplier for a portion of our estimated requirements for 2005. The base amount of the 2005 commitment is approximately $89 million, excluding raw material surcharges and extras.

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

     Our third quarter average revenue per ton for our welded and seamless products increased $58 per ton and $158 per ton, respectively, over the second quarter of 2004. Based on our expectation of customer demand for our products, we estimate that our average revenue per ton for our welded and seamless products in the fourth quarter of 2004 will increase by over $80 and $160 per ton, respectively, over the amounts reported for the third quarter of 2004. While our customers are currently placing orders at higher prices, there can be no assurance that they will continue to pay higher prices for our tubular products or that raw material supply will be consistently available to meet demand. A decline in demand for our product could result in lower selling prices which could result in an inability to fully recover our investment in inventory.

RESULTS OF OPERATIONS

     Our financial results and other data for the three and nine months ended September 30, 2004 and 2003 are summarized in the following table. Dollars are in thousands except for per share amounts and revenue per ton.

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		2004 vs 2003		September 30,		2004 vs 2003
	2004	2003	$	%	2004	2003	$	%
Net sales
Welded products	$50,589	$34,314	$16,275	47.4	$134,542	$87,660	$46,882	53.5
Seamless products	71,531	39,263	32,268	82.2	181,528	102,301	79,227	77.4

	$122,120	$73,577	$48,543	66.0	$316,070	$189,961	$126,109	66.4

Gross profit (loss)	$29,706	$1,210	$28,496	2,355.0	$67,047	$(6,241)	$73,288	1,174.3
Selling, general and administrative	$4,176	$3,233	$943	29.2	$12,520	$11,516	$1,004	8.7
Operating income (loss)	$25,530	$(2,023)	$27,553	1,362.0	$52,630	$(17,757)	$70,387	396.4
Net income (loss)	$24,712	$(2,210)	$26,922	1,218.2	$50,357	$(20,795)	$71,152	342.2
Net income (loss) per diluted share	$1.14	$(0.11)	$1.25	1,136.4	$2.35	$(1.00)	$3.35	335.0
Revenue per ton
Welded products	$920	$467	$453	97.0	$764	$451	$313	69.4
Seamless products	$1,210	$837	$373	44.6	$1,058	$800	$258	32.3
Tons shipped
Welded products	55,000	73,400	(18,400)	(25.1)	176,100	194,400	(18,300)	(9.4)
Seamless products	59,100	46,900	12,200	26.0	171,500	127,800	43,700	34.2

	114,100	120,300	(6,200)	(5.2)	347,600	322,200	25,400	7.9

Average rig count	1,229	1,088	141	13.0	1,173	1,001	172	17.2

Net Sales

     The increase in net sales for the three-month comparable period was attributable to the significant increase in revenue per ton for both our welded and seamless products, as well as a change in product mix toward higher-priced seamless products. Net sales for the comparable nine month periods increased for the same reasons, as well as an increase in shipments. The increase in shipments was caused by higher consumption of OCTG products in light of increased drilling activity during the first nine months of 2004 as compared to the first nine months of 2003. The increase in the average revenue per ton was primarily due to price increases resulting from the increase in demand for tubular products as well as the pass through of increased steel costs in the form of surcharges and base price increases. The change in mix to a higher level of seamless product shipments is partially the result of a product shift from our welded manufacturing facility to our seamless manufacturing facility, as well as a decline in demand for our welded products, which we believe resulted in part from the significant increase in selling prices.

Gross Profit (Loss)

     Our gross margins for the three and nine months ended September 30, 2004 improved by $28.5 million and $73.3 million, respectively, from the comparable periods of 2003 due to a number of factors. The three and nine month periods benefited from lower-priced inventory on hand at the beginning of the periods relative to current replacement cost which, when coupled with significantly higher selling prices, resulted in higher than normal margins. However, 2004 third quarter gross margins for our welded operations declined from the 2004 second quarter, and we expect a further decline in gross margins for our welded operations in the 2004 fourth quarter, as higher-priced inventory costs are charged to cost of goods sold. Also, the periods benefited from higher absorption of fixed costs due to the higher operating levels in 2004 and, for the nine-month comparable periods, a $1.2 million decrease in depreciation expense as the result of our initial investment in machinery and equipment of our seamless operations becoming fully depreciated in the second quarter of 2003.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three and nine months ended September 30, 2004 increased from the comparable periods in 2003, but represented 3.4% and 4.4% of 2004 and 2003 third quarter sales, respectively, and 4.0% and 6.1% of 2004 and 2003 nine month sales, respectively. Decreases experienced in discretionary spending, product claims and wages from the first nine months of 2003 were more than offset by $4.8 million of accruals for profit sharing and incentive plans, as well as increases in professional fees pertaining to Sarbanes-Oxley requirements, in the first nine months of 2004.

Restructuring Charges

     We recorded additional restructuring charges of $1.9 million in the first quarter of 2004 related primarily to an increase in the accrued liability for the settlement of an operating contract that was cancelled in 2001 in connection with the restructuring of our operations.

Investment Income, Interest Expense and Other Income, Net

     Investment income was negligible in 2004 as we have had minimal interest-bearing investments. The net investment loss for the nine months ended September 30, 2003 includes $0.5 million of realized losses on sales of investments.

     Interest expense for the three and nine months ended September 30, 2004, was $0.1 million and $2.2 million lower, respectively, than the comparable periods in 2003 because of the payoff of the revolving credit facility in 2004 and redemption of the remaining $33.8 million in principal of our 13 1/2% senior secured notes in July 2003.

     Other income, net for the three months ended September 30, 2004, includes a $0.3 million gain on the sale of land held as investment property.

Income Taxes

     We exhausted our federal income tax refund capability in 1999, and accordingly, tax benefits from operating losses are offset by valuation allowances, resulting in no net federal tax benefit being recorded for losses. Income tax expense for the first nine months of 2004 is computed at an estimated combined federal and state effective tax rate of approximately 3.2% and assumes utilization of regular and alternative minimum tax net operating loss carryforwards. See “Liquidity and Capital Resources – Other” for further discussion regarding our net operating loss carryforwards.

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

     As of September 30, 2004, we had $6.6 million of letters of credit outstanding under our $50.0 million revolving credit facility and approximately $42.9 million in borrowing availability based on the borrowing formula. The facility expires in March 2007. See Note 8 to the condensed consolidated financial statements for additional information.

     We are subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental matters, workers’ compensation, health care and product liability (each of which is self-insured to certain levels) as well as commercial and other matters. We accrue for the cost of such matters when the incurrence of such costs is probable and can be reasonably estimated. See Note 6 to the condensed consolidated financial statements for further discussion of product warranty claims. While the ultimate amount and timing of payment for loss contingencies can be difficult to determine, we do not believe that such amounts and the timing of payment will result in a material adverse effect on our cash flows.

     In the first quarter of 2004, we reached a settlement agreement pertaining to a dispute over an operating contract cancelled in connection with our restructuring in 2001. This settlement agreement was satisfied with our payment of $4.7 million in April 2004. See Notes 2 and 10 to the condensed consolidated financial statements for further discussion.

     In 2003, we entered into a contract to sell a significant portion of our assets held for sale. In accordance with the contract, we received full proceeds of approximately $7.0 million for these assets in the first six months of 2004.

     Based upon our current outlook, we believe cash flows from operations, together with our credit facility and other sources, including the capital markets, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

Working Capital

     Working capital at September 30, 2004 was $104.3 million compared to $45.1 million at December 31, 2003, and the ratio of current assets to current liabilities at September 30, 2004 was 2.3 to 1.0 compared to 1.7 to 1.0 at December 31, 2003. The increase in working capital was primarily due to increases in accounts receivable and inventories in excess of increases in accounts payable and accrued liabilities, resulting from a substantial increase in business activity, shipment volumes, pricing and inventory costs. At September 30, 2004, we had cash of $16.8 million and no borrowings against our credit facility, compared to cash of $2.6 million and borrowings of $14.9 million at December 31, 2003.

Operating Cash Flows

     Cash provided by operating activities in the first nine months of 2004 was $18.5 million. We had operating income of $52.6 million for the period, which included depreciation and amortization charges of $4.0 million. Operating earnings were used to support a $37.8 million net increase in our operating assets and liabilities, including an increase in cash of $14.2 million. Major components of the changes in our operating assets and liabilities included a $20.6 million increase in accounts receivable and a $43.1 million increase in inventories, partially offset by increases of $11.0 million, $6.5 million and $10.6 million in accounts payable, accrued liabilities and deferred revenue, respectively. The increase in our accounts receivable balance was primarily the result of increased pricing, as well as an increase in shipment levels. Our inventory balance increased because of higher quantities of our seamless products on hand to meet increased shipment levels as well as an overall increase in the steel raw material costs component of inventory, particularly in our welded operations. Higher steel raw material costs also contributed to the increase in our accounts payable. Accrued liabilities increased as a result of an increase in accruals for profit sharing and incentive plans of $4.8 million. Most of our profit sharing and incentive plans are based on annual results, and therefore, will not be paid until the first quarter of 2005. The increase in deferred revenue resulted from significantly increased selling prices and a higher level of business activity. Restructuring liabilities decreased $4.8 million primarily as a result of a settlement payment on a contract.

     Cash used by operating activities for the nine months ended September 30, 2003 was $9.7 million. This use of cash was primarily the result of an operating loss of $17.8 million, which included depreciation and amortization charges of $5.3 million. In addition, changes in our operating assets and liabilities resulted in net sources of cash of $4.8 million in the first nine months of 2003. Major components of these changes were a $16.2 million increase in accounts receivable and a $6.3 million increase in inventories, offset by increases of $19.8 million and $5.5 million in accounts payable and deferred revenue, respectively. The increases in our accounts receivable and deferred revenue balances were the result of higher sales in the third quarter of 2003 as compared with sales in the fourth quarter of 2002. The increase in inventories was to meet increases in customer demand. The increase in accounts payable was directly related to the higher production levels experienced in third quarter of 2003.

Investing Cash Flows

     Cash flows from investing activities in the first nine months of 2004 provided $5.5 million, resulting from $7.6 million in net proceeds from the sales of assets held for sale and investments. For the first nine months of 2003, investing cash flows provided $5.4 million primarily as a result of sales of investments. Capital investments were $2.0 million and $0.7 million for the first nine months of 2004 and 2003, respectively, and we currently estimate capital spending for 2004 to be approximately $4.0 million, primarily for cost improvement projects and maintenance capital.

Financing Cash Flows

     We paid off all existing loans under our credit facility during the first nine months of 2004. We had no outstanding loans under the facility as of September 30, 2004. In addition, in the first nine months of 2004, we received $5.8 million in cash proceeds from the exercise of stock options, $5.5 million of which was received in the third quarter. In the second quarter of 2003 we redeemed the remaining $33.8 million of our outstanding 13 1/2% senior secured notes that were due on July 15, 2003. The notes were redeemed at par plus accrued interest and were funded from existing cash balances and borrowings under our credit facility.

Other

     Our ability to utilize net operating loss carryforwards (“NOL’s”) to fully offset our taxable income is impacted by Section 382 of the U.S. Internal Revenue Code (“Code”). Under the Code, NOL utilization is limited after a “change in ownership,” as defined, occurs. Trading activity by greater than 5% owners of our stock can cause the definition of a “change in ownership” under the Code to be met. While we do not expect that a “change in ownership” under the Code will occur in the near future. However, we cannot determine with certainty if, or when, such a change may occur. If such a “change in ownership” occurs, the utilization of our NOL’s could become limited in future periods, which would impact the recognition of our income tax provision and payments.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for bad debts, inventories, long-lived assets, income taxes, customer claims, product liability, postretirement benefits, restructuring liabilities, assets held for sale, environmental contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are included in Item 7. “Management’s Discussion And Analysis of Financial Condition And Results of Operations” of our Form 10-K for the year ended December 31, 2003, and have not changed materially since that time.

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

     Purchased steel, in the form of hot-rolled coils and steel scrap, represents the largest portion of our cost of goods sold. The price and availability of steel coils and scrap that we use in our manufacturing processes are highly competitive and volatile. Various factors, most of which are beyond our control, affect the supply and price of steel coils and scrap. We believe that changes in steel coil and scrap costs have had a significant impact on our earnings, and we expect that future changes will continue to significantly impact our earnings. Reference is made to “Overview – Economic and Industry-Wide Factors that Affect our Business – Costs of Our Products” in Item 2 for additional comments regarding steel costs.

     We are exposed to market risk for changes in interest rates for borrowings under our revolving credit facility. Borrowings under the credit facility bear interest at variable rates, and the fair value of the borrowings are not significantly affected by changes in market interest rates. At September 30, 2004, we had no borrowings against our credit facility.

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

ITEM 4. CONTROLS AND PROCEDURES

     Disclosure controls and procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective for gathering, recording, analyzing, summarizing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

     Internal control over financial reporting: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Refer to “Legal Matters” in Note 10 to our condensed consolidated financial statements included in Part I, Item 1 for a discussion of recent developments related to our legal proceedings.

ITEM 6. EXHIBITS

a)	Exhibits — Reference is made to the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NS GROUP, INC.

Date: November 3, 2004	By: /s/ René J. Robichaud
René J. Robichaud
President and Chief Executive Officer

Date: November 3, 2004	By: /s/ Thomas J. Depenbrock
Thomas J. Depenbrock
Vice President — Finance,
Treasurer and Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2004	By: /s/ Gerard J. Brinkman
Gerard J. Brinkman
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description

3.1(a)	Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Form S-1 dated January 17, 1995, File No. 33-56637, and incorporated herein by this reference.

3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated November 4, 1998, filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9838, and incorporated herein by this reference.

3.2	Amended and Restated By-Laws of the Company, dated July 30, 2003, filed as Exhibit 3.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2003, File No. 1-9838, and incorporated herein by this reference.

10.1(1)	Letter Agreement with Nucor Corporation dated October 8, 2004, filed herewith

10.2	Form of NS Group, Inc. Non-Employee Director Equity Plan Nonqualified Stock Option Agreement, filed herewith

10.3	Form of NS Group, Inc. Equity Plan Restricted Stock Units Agreement, filed herewith

10.4	Form of NS Group, Inc. Equity Plan Nonqualified Stock Option Agreement, filed herewith

10.5	Form of NS Group, Inc. Equity Plan Incentive Stock Option Agreement, filed herewith

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b), filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b), filed herewith.

(1)	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.