Form 10-K
period 2004-12-31
NS GROUP INC
filed 2005-03-09
CIK 745026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2004

Commission File Number 1-9838

NS GROUP, INC.

(Exact name of registrant as specified in its charter)

Kentucky (State of Incorporation)	61-0985936 (I.R.S. Employer Identification Number)

530 West Ninth Street, Newport, Kentucky 41071
(Address of principal executive offices)

Registrant’s telephone number, including area code (859) 292-6809

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, no par value Preferred Stock Purchase Rights	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. YES ☑ NO ☐

Based on the closing sales price of June 30, 2004, as reported in The Wall Street Journal, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $313.5 million.

The number of shares outstanding of the registrant’s Common Stock, no par value, was 22,183,387 at February 28, 2005.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated into Part III.

     The matters discussed or incorporated by reference in this Report on Form 10-K that are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) involve risks and uncertainties. These risks and uncertainties may cause the actual results or performance of NS Group, Inc. to differ materially from any future results or performance expressed or implied by such forward-looking statements. See the introductory paragraph of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report and Exhibit 99.1 to this Form 10-K for a discussion of risks and uncertainties.

PART I

ITEM 1. BUSINESS

     NS Group, Inc. was incorporated in Kentucky in 1980. As used herein, the terms “Company,” “NS Group,” “we,” “us” and “our” refer to NS Group, Inc. and its wholly-owned subsidiaries — Newport Steel Corporation (Newport or Welded), Koppel Steel Corporation (Koppel or Seamless), Erlanger Tubular Corporation (Erlanger), and Northern Kentucky Management, Inc.

Restructuring

     During the quarter ended March 31, 2001, we implemented restructuring initiatives involving certain operations of our businesses. One initiative was to purchase hot-rolled coils rather than manufacture them at our welded tubular operations. As a result, we discontinued the production of hot-rolled coils by closing the melt shop and hot strip mill operations at our welded tubular facilities in Wilder, Kentucky effective March 31, 2001. In addition, on June 30, 2001 we ceased the manufacturing of special bar quality products which was operated from our Koppel, Pennsylvania facility. See Note 2 to the Consolidated Financial Statements.

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

     OCTG products are produced in numerous diameters, gauges, grades and end finishes. We manufacture most of our OCTG products to American Petroleum Institute (“API”) specifications. The grade of pipe used in a particular application depends on technical requirements for strength, corrosion resistance and other performance qualities. OCTG products are generally classified into groupings of carbon and alloy grades. Carbon grades of OCTG products have lower yield strength than alloy grades and, therefore, are generally used in shallower oil and natural gas wells than alloy grades. The majority of our welded tubular products are carbon grade and the majority of our seamless products are alloy grade. In 2004, approximately 56% of our sales of energy products were alloy grade compared to 50% and 51% in 2003 and 2002, respectively.

     OCTG products are manufactured by both welded and seamless producers. Welded products are produced by processing flat rolled steel into strips that are cold-formed, welded, seam-annealed, heat-treated, and end-finished with threads and couplings. Seamless products are produced by individually heating and piercing solid steel billets into pipe and then end finishing the pipe. The seamless manufacturing process involves higher conversion costs than the welded process and, as a result, seamless products are generally priced higher than comparable welded products.

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

     Demand for line pipe is only partially dependent on oil and natural gas drilling activities. Line pipe demand is also dependent on factors such as the level of pipeline construction activity, line pipe replacement requirements, new residential construction and gas utility purchasing programs. Overall, total domestic shipments of line pipe (excluding exports) were 1.1 million tons in 2004, 1.2 million tons in 2003, and 1.5 million tons in 2002. Total domestic shipments of line pipe product 16 inches in diameter and smaller, the product sizes that we produce, were 0.6 million tons in 2004, 0.6 million tons in 2003 and 0.7 million tons in 2002. (Source for line pipe data: Preston Pipe and Tube Report)

     Import levels of OCTG into the United States significantly affect the U.S. OCTG market. High levels of imports reduce the volume sold by U.S. producers and tend to put downward pressure on selling prices. We believe import levels are affected by, among other things, currency exchange rates, overall world demand for OCTG, the trade practices of foreign governments and producers and the presence or absence of antidumping, countervailing duty or other U.S. government orders that raise the cost or impose limits on imports.

     Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from Argentina, Italy, Japan, Korea and Mexico in response to antidumping and countervailing duty cases filed by several U.S. companies. In June 2001, the ITC voted to continue these duties for five more years.

     Under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA), tariffs collected on dumped imports are required to be directed to the industries harmed. These payments are made to cover certain operating expenses and investment in manufacturing facilities. In September 2002, the World Trade Organization (WTO) ruled that such payments violate international trade rules. The U.S. Trade Representative appealed this ruling; however, the WTO upheld the ruling in January 2003. The impact of the CDSOA to our results in 2004 was negligible. We received $0.6 million in CDSOA payments in 2003 and cannot predict the impact under the CDSOA in the future.

     We cannot predict the U.S. government’s future actions regarding these duties and tariffs or any other future actions regarding import duties or other trade restrictions on imports of OCTG and line pipe products. We expect to see continued high levels of competition from imports.

Products

     Our seamless OCTG products are used as production tubing, casing and drill pipe. Production tubing is placed within the well and is used to convey oil and natural gas to the surface. Casing forms the structural wall of oil and natural gas wells to provide support and prevent caving during drilling operations and is generally not removed after it has been installed in a well. Drill pipe is used and may be reused to drill several wells. Our seamless OCTG products are primarily sold as a finished upset, threaded and coupled product in both carbon and alloy grades. Seamless production tubing and casing are commonly used in hostile drilling environments, such as deeper wells or off-shore drilling. The majority of our seamless OCTG product sales are of production tubing. Our seamless products range in size from 1.9 inches to 5 inches in outside diameter.

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

Markets and Distribution

     We market and sell our energy related tubular products throughout the active drilling and production areas of North America, including the southwest, western and Appalachian regions of the United States, as well as the western regions of Canada. Our sales team of account and product managers focus on customer service and value added products.

Customers

     Our OCTG and line pipe products are used by major and independent oil and natural gas exploration and production companies in drilling and production applications. Line pipe products are also used by gas utility and transmission companies. Substantially all of our OCTG products are sold to domestic distributors. Line pipe products are sold to both domestic distributors and directly to end users. Our business strategy is to provide on-time delivery of competitively priced, quality products. We have long-standing relationships with many of our larger customers. Three of our customers, Bourland and Leverich Supply Co. Inc., Pyramid Tubular Products, Inc. and Champions Pipe & Supply, Inc. accounted for approximately 32%, 12% and 11%, respectively, of total sales in 2004.

Competition

     The markets for our tubular products are highly competitive and cyclical. Principal competitors in our primary markets include domestic and foreign integrated producers, mini-mills and welded OCTG tubular product processing companies. We believe that the principal competitive factors affecting our business are price, quality and customer service.

     Our principal competitors include Lone Star Steel Company, Maverick Tube Corporation, IPSCO Steel, Inc., U.S. Steel and a number of foreign producers.

Manufacturing

     Our seamless tubular products are manufactured at our facilities located in Ambridge, Pennsylvania. We manufacture welded tubular products at our facilities located in Wilder, Kentucky. During 2004, we made capital investments of $3.8 million in our Energy Products segment, which primarily represented replacement and rehabilitation projects. The rated annual capacities of our welded and seamless tubular facilities are 570,000 tons and 250,000 tons, respectively. Capacity utilization of the welded tubular facilities during 2004 was 39% compared to 47% in 2003 and capacity utilization for the seamless tubular facilities was 98% during 2004 compared to 77% in 2003.

     We process and finish our tubular products at our facilities located at (i) the Port of Catoosa, near Tulsa, Oklahoma; (ii) Baytown, Texas, located near Houston, Texas; and (iii) the Seamless facilities located in Ambridge, Pennsylvania. Our finishing processes include upsetting, which is a forging process that thickens tube ends; heat treating, which is a furnace operation designed to strengthen the steel; straightening; non-destructive testing; coating for rust prevention; and threading. We also utilize a number of third party facilities to process and finish our tubular products.

     All of our tube-making and finishing facilities are located on or near major rivers or waterways, enabling us to transport our tubular products into the southwest by barge. We ship substantially all of our seamless and welded OCTG products destined for the southwest region by barge, which is normally a lower cost alternative to shipping by rail or truck.

     We manufacture our seamless tubular products in a mini-mill environment. The term mini-mill connotes a mill that typically uses steel scrap as its basic raw material and offers a limited range of products. At our Seamless facilities, steel scrap is melted in an electric arc furnace and poured into continuous casting machines which cast 5 1/2 inch round billets. These billets are reheated, pierced and rolled to specific size and wall thickness. With our current operations producing 5 1/2 inch round billets only, the estimated annual capacity of the Seamless facility’s melt shop is 450,000 tons. Capacity utilization during 2004 was 63% compared to 49% in 2003. Our environmental air permit provides for annual melt shop production up to 598,000 tons.

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

     At our Welded facility, purchased hot-rolled coils are the primary raw material used. We purchase hot-rolled steel coil primarily from three domestic steel producers, the majority of which is purchased from Nucor Corporation. We order steel coils according to our business forecasts for our Welded operations. Purchased steel coil represents the major cost component of cost of sales for our welded products. The steel industry is highly cyclical in nature and steel coil prices are influenced by numerous factors beyond our control, including general economic conditions, raw material costs, energy costs, import duties and other trade restrictions. While the potential for periodic disruptions in supply exists, we believe that supplies of steel coils will be available in sufficient quantities for the foreseeable future. In addition, in order to ensure a portion of our expected steel coil needs for 2005, we entered into a fixed volume and basic price contract with Nucor Corporation for a portion of our estimated requirements for 2005. The base amount of the 2005 commitment is approximately $89 million, excluding raw material surcharges and extras.

     The melt shop at our Seamless facility consumes a significant amount of electricity. We currently purchase electricity for our Seamless facility pursuant to a contract that provides for unlimited power demand and discounted rates in return for the utilities’ right to periodically curtail service during periods of peak demand. These curtailments are generally limited to a few hours and historically have had a negligible impact on our operations.

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

     We have a hazardous waste landfill on our property in Wilder, Kentucky that is being monitored according to a post-closure permit that was approved by Kentucky Division of Waste Management. We have accrued the estimated costs for the post-closure care of the landfill.

     We operate a steel mini-mill that produces dust that contains lead, cadmium and chromium, and is classified as a hazardous waste. Dust produced by our electric arc furnace is collected through emission control systems and recycled at EPA-approved facilities.

     In late 2001, the EPA designated Imperial Adhesives, Inc., a former subsidiary of the Company, as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by an independent operator. A preliminary study of the site is ongoing. Consequently, it is too early to determine our ultimate liability exposure. We believe that the reasonably foreseeable resolution of this matter will not have a material adverse effect on our financial statements.

     We believe that we are currently in compliance in all material respects with all applicable environmental regulations. We cannot predict the level of required capital expenditures or operating costs that may result from compliance with future environmental regulations.

     Capital expenditures for the next twelve months relating to environmental control facilities are expected to be immaterial. However, such expenditures could be influenced by new or revised environmental regulations and laws or new information or developments with respect to our operating facilities.

     We have accrued liabilities of $3.7 million and $3.9 million for environmental remediation obligations at December 31, 2004 and 2003, respectively. Based upon evaluation of available information, we do not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon our consolidated financial position, results of operations or cash flows. However, we cannot predict with certainty that new information or developments with respect to our environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Employees

     As of December 31, 2004, we had 1,174 employees comprised of 211 salaried employees with the remainder being hourly employees. Substantially all of our hourly employees are represented by the United Steelworkers of America under contracts which expire in April 2005, May 2006 and May 2007 for the Newport, Erlanger and Koppel operations, respectively.

Available Information

     We file annual, quarterly and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including NS Group, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

Operating Properties

     Koppel, Pennsylvania — We own approximately 227 acres of real estate upon which are located a melt shop, machine and fabricating shops, storage and repair facilities and administrative offices aggregating approximately 500,000 square feet. The melt shop and administrative offices support the Seamless operations in Ambridge, Pennsylvania. The facilities are served by rail lines.

     Ambridge, Pennsylvania — We own approximately 45 acres of real estate upon which are located a seamless tube making facility and seamless tube finishing facilities aggregating approximately 659,000 square feet. The facilities are located adjacent to rail lines and river barge facilities.

     Baytown, Texas — We own approximately 55 acres of real estate upon which are located a tubular processing facility and barge facilities. Located on the property are eight buildings aggregating approximately 82,000 square feet which house the various finishing operations.

     Wilder, Kentucky — We own approximately 250 acres of real estate upon which are located two welded pipe mills, a river barge facility, machine and fabricating shops and storage and repair facilities aggregating approximately 675,000 square feet, as well as administrative offices. The facilities are served by rail lines.

     Tulsa, Oklahoma — We lease approximately 36 acres of real estate upon which is located our Erlanger tubular processing facility. The facility is located at the Tulsa Port of Catoosa where barge facilities are in close proximity. Located on this property are six buildings aggregating approximately 119,000 square feet, which house the various finishing operations. The facilities are served by rail lines.

Other

     Newport, Kentucky — We own approximately 11 acres of partially developed land near Newport, Kentucky, which is held as investment property. The property is currently under a sales contract which is expected to close in 2005.

Assets Held for Sale

     In connection with our restructuring decisions in 2001, certain equipment and facilities were designated as held for sale. In 2003, we entered into a contract to sell our Newport, Kentucky melt shop, which included an electric arc furnace, continuous slab caster and related storeroom supplies and spare parts. This equipment was dismantled and removed in 2004. In 2002, we sold the related hot strip mill equipment. As of December 31, 2004, there were $2.1 million in assets remaining to be sold. An outside company is currently marketing all of these assets.

     Information regarding encumbrances on our properties is included in Note 6 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     We are subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to workers compensation, health care and product liability coverage, each of which is self-insured to certain levels, as well as commercial and other matters. Reference is made to Part I, Item 1, Environmental Matters, concerning certain proceedings we are involved in with the EPA. Based upon evaluation of available information, we do not believe that any such matters will have, individually or in the aggregate, a material adverse effect upon our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock and associated preferred stock purchase rights are listed on the New York Stock Exchange under the trading symbol NSS. As of February 28, 2005, there were approximately 138 holders of record of our common stock. The following table sets forth, for the calendar quarters indicated, the high and low sales prices of our common stock as reported on the New York Stock Exchange.

	Stock Price
	2004		2003
	High	Low	High	Low
1st Quarter	$13.63	$8.57	$8.55	$6.15
2nd Quarter	16.91	11.04	10.80	7.27
3rd Quarter	19.50	14.59	9.85	6.15
4th Quarter	29.94	16.10	9.90	6.50

     We have not declared or paid cash dividends on our common stock since 1992.

Equity Compensation Plan Information

     Securities authorized for issuance under equity compensation plans at December 31, 2004 are as follows:

			Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding options	outstanding options	compensation plans
Plan Category	and rights	and rights	(a)
Equity compensation plans approved by security holders (b)	787,786	$10.81	1,079,000

Equity compensation plans not approved by security holders	84,002	$9.74	—

Total	871,788	$10.70	1,079,000

(a) Excludes securities reflected in the first column, “Number of Securities to be issued upon exercise of outstanding options and rights”.

(b) Includes 31,500 restricted stock units granted in May 2004.

See Note 9 to the consolidated financial statements for additional information.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

					Three
					Months
					Ended	Fiscal Year
					December	Ended in
	Year Ended December 31				31,	September
(Dollars in thousands, except per share amounts)	2004	2003	2002	2001	2000	2000

Summary of Operations

Net sales	$467,262	$258,987	$192,408	$315,458	$73,357	$358,705
Restructuring charges	(1,897)	(77)	(2,046)	(56,224)	—	—
Operating income (loss)	79,017	(18,196)	(34,140)	(50,167)	(4,960)	(18,566)
Income (loss) from continuing operations	74,633	(17,329)	(39,930)	(55,977)	(4,065)	(24,048)
Income (loss) before extraordinary items	74,633	(17,329)	(39,930)	(55,977)	6,890	(22,899)
Net income (loss)	74,633	(17,329)	(39,930)	(55,977)	7,790	(22,899)
Per common share - diluted
Income (loss) from continuing operations	3.45	(0.83)	(1.93)	(2.68)	(0.19)	(1.11)
Income (loss) before extraordinary items	3.45	(0.83)	(1.93)	(2.68)	0.32	(1.06)
Net income (loss)	3.45	(0.83)	(1.93)	(2.68)	0.36	(1.06)
Dividends per common share	—	—	—	—	—	—
Average shares outstanding - diluted (000’s)	21,638	20,774	20,647	20,889	21,620	21,651

Other Financial and Statistical Data

Working capital	$136,791	$45,076	$42,993	$126,690	$129,186	$121,527
Total assets	266,902	165,860	180,294	260,484	318,926	345,337
Revolving credit facility	—	14,936	—	—	—	—
Current portion of long-term debt	41	40	33,555	33	110	110
Long-term debt	421	461	482	68,070	68,207	72,915
Shareholders’ equity	174,323	88,608	104,383	143,662	196,478	198,845
Capital expenditures	3,760	1,137	2,422	2,198	586	7,499
Depreciation and amortization	5,687	7,274	12,281	14,681	6,060	22,691
Cash flows provided (used) by:
Operating activities	29,010	(13,599)	(20,558)	28,887	3,226	(24,587)
Investing activities	3,572	5,040	10,846	4,173	26,706	22,323
Financing activities	(4,266)	(18,170)	(35,787)	(3,355)	(14,397)	1,996
Product tons shipped
Energy tubular products	474,500	428,900	323,300	478,900	101,700	574,200
Industrial products	—	—	—	23,900	14,200	136,200
Employees	1,174	1,115	1,150	1,198	1,624	1,636

(1)	See Note 1 to the consolidated financial statements regarding income from graphite electrodes anti-trust settlements in 2003 and 2002. See Note 5 to the consolidated financial statements regarding impairment losses on long-term investments in 2003 and 2002.

(2)	The extraordinary credit in the quarter ended December 31, 2000 was the result of the removal of an accrued liability that originally was recorded as extraordinary charges in 1992 and 1993.

(3)	The selected consolidated financial and other data has been restated to reflect the disposition of Imperial Adhesives, Inc. in October 2000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We make forward-looking statements in this report which represent our expectations or beliefs about future events and financial performance. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” or similar words. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including:

•	world-wide and domestic supplies of and demand for natural gas and oil;

•	fluctuations in industry-wide tubular inventory levels;

•	domestic competitive pressures;

•	the level and pricing of imports and the presence or absence of governmentally imposed trade restrictions;

•	steel coil and steel scrap price volatility;

•	manufacturing efficiencies;

•	costs of compliance with environmental regulations;

•	asserted and unasserted claims;

•	the ability to maintain an internal control framework compliant with Sarbanes-Oxley Section 404;

•	general economic conditions; and

•	other risks and uncertainties described under “Risk Factors” included in Exhibit 99.1 of this report.

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

     Our products are manufactured and sold under two brands. Our Koppel brand is our seamless tubular product manufactured at our facility located near Koppel, Pennsylvania. Our Newport brand is our welded tubular product manufactured at our tubular facilities located near Newport, Kentucky. The primary geographic market for our products is the southwestern, western and Appalachian regions of the United States, as well as western regions of Canada. We also operate tubular finishing facilities in the southwest United States, where we can provide further finishing processes to our product.

Economic and Industry-Wide Factors that Affect our Business

Demand for Our Products

     Over 90% of our revenues are derived from the sale of OCTG. Therefore, our revenue is directly dependent on the demand for OCTG, which is highly cyclical in nature. There are a number of factors that we monitor to assist us in estimating the future demand for our OCTG product. Demand for our OCTG products is dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is, among other things, dependent on the current and anticipated supply and demand for oil and natural gas. Oil and natural gas prices are volatile and can have a substantial effect upon drilling levels and resulting demand for our energy related products. Shipments by domestic producers of OCTG products may also be positively or negatively affected by the amount of inventory held by producers, distributors and end-users, as well as by imports of OCTG products.

5

     The average number of oil and gas drilling rigs operating in the United States (rig count), domestic shipments of OCTG products (excluding exports), OCTG imports and inventories for 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Average natural gas price per mcf	$6.14	$5.39	$3.22

Average U.S. rig count	1,192	1,029	830

Domestic OCTG shipments	2.6	2.2	1.6
(millions of tons)

OCTG imports	1.1	0.8	0.5
(millions of tons)

OCTG inventories	1.7	1.4	1.3
(millions of tons at year-end)

Inventory tons per rig	1,341	1,254	1,540
(at year-end)

Source: Baker Hughes, Preston Pipe and Tube Report and Company estimates

     The following charts provide graphic illustration of certain information in the above table.

Source: Baker Hughes, NYMEX	Source: Preston Pipe and Tube Report

     A weak economy and mild weather in the latter part of 2001 resulted in historically high levels of natural gas in storage at the beginning of 2002, thereby depressing natural gas prices, particularly in the first half of 2002. Natural gas prices rose steadily in the latter months of 2002 and into 2003 due to the low drilling levels during 2002, which negatively impacted natural gas supply going into 2003, while demand for natural gas improved, driven primarily by the winter weather of 2002/2003. These factors, together with an improving U.S. economy, particularly in the second half of 2003, resulted in an increase in the 2003 rig count of 24% over 2002. Natural gas prices improved further in 2004 on improved demand, based in part on a U.S. economy that experienced real GDP growth of 4.4%. As a result, rig count in 2004 rose 16% over 2003, thereby positively impacting shipments and pricing of our OCTG products. Based upon current settlement prices for natural gas futures, economists’ forecasts of real GDP growth in 2005, as well as other factors, we estimate the rig count will average 1,240 in 2005. The rig count as of February 25, 2005 was 1,281.

     The amount of OCTG inventory in the marketplace also affects demand for our products. U.S. end-users obtain OCTG from domestic and foreign tubular producers and from draw-downs of inventory from the end-user, distributor or tubular producers. While the absolute levels of OCTG inventories at December 31, 2004 increased to 1.7 million tons, or 21%, over 2003, the amount of inventory tons per rig increased only 7%, to 1,341, which we believe represents a historically low level of inventory relative to active rigs. Therefore, we believe that current OCTG inventory levels in the marketplace will not have a detrimental effect on our 2005 shipments assuming our estimate of 2005 drilling levels.

Imports

     Imports command a significant portion of the domestic OCTG market. We believe import levels are affected by, among other things:

•	currency exchange rates;

•	overall world-wide demand for OCTG;

•	freight costs;

•	the trade practices of foreign governments and producers; and

•	the presence or absence of antidumping, countervailing duty or other U.S. government orders that raise the cost or impose limits on imports.

     According to published industry reports, imports of OCTG products in 2004 comprised an estimated 30% of the total domestic market, compared to 26% in 2003 and 24% in 2002.

     Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from Argentina, Italy, Japan, Korea and Mexico in response to antidumping and countervailing duty cases filed by several U.S. companies. In June 2001, the ITC voted to continue these duties for five more years.

     Under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA), tariffs collected on dumped imports are required to be directed to the industries harmed. These payments are made to cover certain operating expenses and investment in manufacturing facilities. In September 2002, the World Trade Organization (WTO) ruled that such payments violate international trade rules. The U.S. Trade Representative appealed this ruling; however, the WTO upheld the ruling in January 2003. Tariffs under the CDSOA had a negligible impact on us in 2004. We received $0.6 million in CDSOA payments in 2003.

     We cannot predict the U.S. government’s future actions regarding duties and tariffs or any other future actions regarding import duties or other trade restrictions on imports of OCTG and line pipe products. We expect to continue to experience high levels of competition from imports.

Costs of Our Products

     As a manufacturer of tubular steel products, the costs of our products include steel raw material costs, direct and indirect labor, energy costs and other direct and indirect manufacturing costs. We have followed a strategy of being a low cost, quality producer of energy tubular products by focusing on reducing fixed costs; lowering our variable conversion costs by applying continuous process improvement measures within our manufacturing and management processes; and inventory cost management.

     The primary raw material used in our seamless operations is steel scrap, which in 2004 represented approximately 26% of cost of goods sold for our seamless products. At our welded facility, purchased steel coil is the primary raw material, which represented approximately 74% of cost of goods sold for our welded products. As a result, the steel industry, which is highly cyclical and volatile in nature, can affect our costs both positively and negatively. Various factors, most of which are beyond our control, affect the price of steel scrap and coils. These factors include:

•	supply and demand factors, both domestic and global;

•	freight costs and transportation availability;

•	inventory levels of brokers and distributors;

•	the level of imports and exports; and

•	general economic conditions.

     Our quarterly average cost per net ton of purchased steel scrap over the past three years was as follows:

	Average Cost Per Net Ton of Purchased Steel Scrap
Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2004	$222	$180	$239	$266	$228
2003	$111	$115	$120	$138	$121
2002	$80	$99	$101	$95	$93

     A number of the above-mentioned factors combined to result in significant increases in the cost of steel scrap and hot-rolled coils beginning late in the fourth quarter of 2003 and continuing into 2004. Strong U.S. and international economic growth, led by China, significantly increased demand for steel scrap. Demand by foreign countries and the fall in the value of the U.S. dollar have resulted in historically high levels of U.S. exports of steel scrap. In addition, export restrictions placed on steel scrap by certain foreign countries has affected worldwide supply. Based upon our view of the factors that impact the price of steel scrap, we believe our 2005 steel scrap costs will remain near the high levels of 2004.

     The increase in steel scrap costs in 2004 also contributed to an increase in hot-rolled coil costs used in the manufacturing of our welded tubular products. Also, steel coils are in high demand as a result of strong global economic growth. U.S. supply has also been affected due to the relatively low level of imports, which has occurred for several reasons, including the low value of the U.S. dollar relative to certain foreign currencies, and the high cost of ocean freight. In addition, there are steel industry specific factors that have contributed to increased steel coil costs such as rising costs of raw materials used by integrated steel companies. These factors have contributed to the imposition of surcharges and base price increases from steel suppliers to all steel consuming industries, including the OCTG industry. Our average 2003 purchased hot-rolled coil costs increased by $25 per ton over 2002. Our average 2004 purchased hot-rolled coil costs increased by $292 per ton over 2003. Based upon our view of the factors that impact the price of hot-rolled coils, we believe our 2005 hot-rolled coil costs will remain near the high levels of late 2004.

     In addition to significantly higher steel prices, buyers of steel products, including the OCTG industry, have experienced instances of extended lead times on delivery of products and cancellation of steel purchase orders. In order to ensure a portion of our expected steel coil needs for the second half of 2004, we entered into a supply agreement at fixed volumes and base prices with our major supplier. The base amount of this commitment was approximately $40 million. Similarly, we entered into a fixed volume and base price contract with the same supplier for a portion of our estimated requirements for 2005. The base amount of the 2005 commitment is approximately $89 million, excluding raw material surcharges and extras.

     Since January 2004 the OCTG industry has been passing the increase in steel costs through to its customers in the form of base price increases as well as surcharges. We imposed surcharges on our shipments in January through April 2004 in the amounts of $20, $60, $115 and $140 per ton, respectively. Effective with May 2004 shipments, our invoices for shipments have reflected one price.

     While our customers are currently placing orders at higher prices, thus compensating us for increases in our raw material costs, there can be no assurance that our customers will continue to pay higher prices for our tubular products, and that raw material supply will be consistently available to meet our customer demand. A decline in demand for our product may result in lower selling prices which could result in an inability to fully recover our investment in inventory.

     The effects of inflation did not have a material effect on our results of operations in the past three years.

Restructuring of Operations

     In 2001, we implemented restructuring initiatives involving certain operations of our business. One initiative was to purchase hot-rolled coils rather than manufacture them at our welded tubular operations. As a result, we discontinued the production of hot-rolled coils and closed our melt shop and hot strip mill operations at our welded tubular facilities in Wilder, Kentucky, and effective March 31, 2001. In addition, we decided to exit the special bar quality business by June 30, 2001, which was operated from our Koppel, Pennsylvania facility.

     Consequently, in the first quarter of 2001, we recorded $56.2 million of restructuring charges, including $43.4 million resulting primarily from asset impairment losses related to machinery, equipment and related spare parts inventories to be sold. The restructuring charges included a $0.6 million write-down of special bar quality finished goods inventories that was included in cost of products sold. See Note 2 of Notes to Consolidated Financial Statements for additional information

     In the first quarter of 2004, we recorded $1.9 million in additional restructuring charges primarily related to the settlement of an operating contract for $4.7 million in April 2004.

     In the fourth quarter of 2003, we recorded $0.1 million of additional restructuring charges resulting from an increase in the estimated cancellation costs of operating contracts.

     In the fourth quarter of 2002, we recorded $2.0 million of additional restructuring charges related to the 2001 restructuring. The charges included a $1.2 million impairment loss on assets held for sale and $0.8 million primarily related to an increase in the estimate of post-closure costs for our closed landfill, net of employee separation accrual reversals.

     Since our restructuring in 2001, we have conducted our operations solely within one segment.

RESULTS OF OPERATIONS

     A summary of our results of operations, revenue per ton and tons shipped for the years ended December 31, 2004, 2003 and 2002 are included in the following table. (dollars in thousands except for revenue per ton.)

			Change			Change
			2004 vs 2003			2003 vs 2002
	2004	2003	$	%	2002	$	%
Net sales
Welded products	$199,908	$116,631	$83,277	71.4	$87,306	$29,325	33.6
Seamless products	267,354	142,356	124,998	87.8	105,102	37,254	35.4

	$467,262	$258,987	$208,275	80.4	$192,408	$66,579	34.6

Gross profit (loss)	$99,174	$(3,965)	$103,139	2,601.2	$(14,585)	$10,620	72.8

Selling, general and administrative	$18,260	$14,721	$3,539	24.0	$17,509	$(2,788)	(15.9)

Operating income (loss) (1)	$79,017	$(18,196)	$97,213	534.3	$(34,140)	$15,944	46.7

Net income (loss)	$74,633	$(17,329)	$91,962	530.7	$(39,930)	$22,601	56.6

Net income (loss) per diluted share	$3.45	$(0.83)	$4.28	515.7	$(1.93)	$1.10	57.0

Revenue per ton
Welded products	$830	$458	$372	81.2	$445	$13	2.9
Seamless products	$1,144	$816	$328	40.2	$826	$(10)	(1.2)

Tons shipped
Welded products	240,900	254,500	(13,600)	(5.3)	196,100	58,400	29.8
Seamless products	233,600	174,400	59,200	33.9	127,200	47,200	37.1

	474,500	428,900	45,600	10.6	323,300	105,600	32.7

Average rig count	1,192	1,029	163	15.8	830	199	24.0

(1)	Includes restructuring charges of $1.9 million, $0.1 million, and $2.0 million for 2004, 2003 and 2002, respectively. See Note 2: Restructuring Charges to the Consolidated Financial Statements.

Results of Operations - 2004 Compared to 2003

Summary

     Net sales for 2004 were $467.3 million compared to $259.0 million in 2003, an increase of $208.3 million, or 80.4%.

     Operating income for 2004 was $79.0 million compared to an operating loss of $18.2 million in 2003, which included $1.9 million and $0.1 million of restructuring charges, respectively.

     Net income for 2004 was $74.6 million, or $3.45 per diluted share, compared to a net loss for 2003 of $17.3 million, or an $0.83 loss per diluted share. Included in the 2003 results was $4.0 million of cash receipts from a favorable claim settlement, which reduced the loss by $0.19 per diluted share.

Net Sales

     The increase in net sales in 2004 of 80.4% over 2003 was primarily attributable to significant increases in revenue per ton for both our welded and seamless tubular products and a 10.6% increase in shipments, which included a change in product mix toward higher priced seamless product. The increase in average revenue per ton was primarily due to price increases resulting from the increase in demand for tubular products as well as the pass through of increased steel costs in the form of surcharges and base price increases. The increase in shipments was caused by higher consumption of OCTG products as a result of increased drilling activity during the year.

Gross Profit (Loss)

     Our gross profit for 2004 was $99.2 million, as compared to a gross loss for 2003 of $4.0 million, an increase of $103.2 million. Our gross profit percent in 2004 was 21.2%. Gross profit improved over 2003 as a result of significant increases in prices as well as higher production and shipment levels, which benefited gross profit and gross profit percent through higher absorption of fixed costs. Generally, we were able to achieve increased pricing during the year in advance of incurring, through cost of sales, the dramatic increases that we experienced throughout the year in raw material costs, particularly, hot-rolled coil costs. Our overall gross profit percent began to moderate beginning in the fourth quarter of 2004 as peak purchased coil costs, used in manufacturing our welded tubular products, began to be recognized in cost of sales.

     Our gross profit percentage by quarter in 2004, 2003 and 2002 was as follows:

	Gross Profit (Loss) %
Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2004	13.9%	23.4%	24.3%	21.2%	21.2%
2003	(10.5)%	(3.3)%	1.6%	3.3%	(1.5)%
2002	(21.2)%	4.1%	(0.6)%	(20.0)%	(7.6)%

Restructuring Charges

     We recorded $1.9 million of restructuring charges in 2004 related primarily to the settlement of an operating contract that was cancelled in connection with the restructuring of our operations in 2001.

Selling General and Administrative Expenses

     Selling, general and administrative expenses in 2004 were higher by $3.5 million compared to 2003, but decreased as a percentage of net sales to 3.9% in 2004 from 5.7% in 2003. Decreases experienced in discretionary spending and product claims were more than offset by $2.9 million of accruals for profit sharing and incentive plans, as well as increases in professional fees pertaining to Sarbanes-Oxley requirements in 2004.

Results of Operations — 2003 Compared to 2002

Summary

     Net sales for 2003 were $259.0 million compared to $192.4 million in 2002, an increase of $66.6 million, or 34.6%.

     The operating loss for 2003 was $18.2 million compared to an operating loss of $34.1 million in 2002, which included $2.0 million of restructuring charges.

     Net loss for 2003 was $17.3 million, or an $0.83 loss per diluted share, compared to a net loss for 2002 of $39.9 million, or a loss of $1.93 per diluted share. Included in the 2003 results was $4.0 million of cash receipts from a favorable claim settlement, which reduced the loss by $0.19 per diluted share. Results for 2002 included $2.0 million of restructuring charges, which increased the loss by $0.10 per diluted share.

Net Sales

     Our net sales in 2003 increased over 2002 primarily as a result of an increase in both our welded and seamless tubular product shipments. The increase in shipments was caused by higher consumption of OCTG products in light of increased drilling activity in 2003. Changes in our 2003 average revenue per ton were not significant and primarily price driven. Prices in 2003 were suppressed as U.S. and foreign producers competed for the increase in energy tubular product demand.

Gross Loss

     Our 2003 gross loss was reduced by $10.6 million from 2002 due to a number of factors, including, but not limited to, a higher absorption of fixed costs due to the significantly higher operating levels in 2003; lower variable conversion costs per ton; lower fixed costs, and increased revenue per ton for welded products.

     In 2003, we implemented management process changes to reduce spending and improve prime yield and productivity measures throughout all of our major operations. As a result of these efforts, we estimate that we reduced our variable conversion costs in our major operations by 10% to 25%, depending on the operation. We also reduced our manufacturing fixed costs in 2003 due to lower wage and fringe costs associated with a reduction in salaried personnel as well as other cost reduction measures. Depreciation expense declined by $4.6 million from 2002 as a result of the machinery and equipment placed in service in 1991 for the opening of our seamless operations becoming fully depreciated. These factors were partially offset by higher purchased steel scrap and coil costs over 2002.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses in 2003 were lower by $2.8 million compared to 2002. Contributing factors included a reduction in wages and fringe costs associated with a reduction in salaried personnel and a decrease in discretionary spending, primarily pertaining to professional consulting fees for various project work.

Investment Income, Interest Expense, Other, Net

     Our net investment income was $0.2 million in 2004, compared to a loss of $0.1 million in 2003 and income of $0.7 million in 2002. Investment income increased in 2004 over 2003 as a result of an increase in average invested cash balances. Investment income before impairment losses decreased in 2003 compared to 2002 because of lower invested balances as we liquidated our investments to pay down our senior notes and fund operating losses. Investment income was also lower due to declining interest rates paid on investments. Impairment losses on long-term investments were $0.1 million and $1.0 million in 2003 and 2002, respectively.

     During 2004, 2003 and 2002, we reduced our interest expense by paying down our revolving credit facility in 2004 and redeeming $33.8 million and $35.0 million in principal of our 13 1/2% senior secured notes in July 2003 and in July 2002, respectively. The pay off of the revolving credit facility in 2004 was funded from operations. The senior note retirements in 2003 were funded from existing cash and investment balances and borrowings under our credit facility.

     Other income, net for 2004 includes a $0.3 million gain on the sale of land held as investment property and losses on the disposal of equipment. Other income, net for 2003 and 2002 includes $4.0 million and $0.8 million, respectively, of cash receipts from favorable claim settlements with electrode suppliers relating to purchases in prior years.

Income Taxes

     Income tax expense for 2004 is computed at a combined federal and state effective tax rate of approximately 4.4% as a result of the utilization of regular tax net operating loss carryforwards. See “Liquidity and Capital Resources – Other” for further discussion regarding our net operating loss carryforwards.

     We exhausted our federal income tax refund capability in 1999, and accordingly, tax benefits from operating losses are offset by valuation allowances, resulting in no net federal tax benefit being recorded for losses in 2003 and 2002. The $0.2 million tax benefit recorded in 2003 resulted from reclassifying to income the deferred tax benefits related to our long-term investments that were sold in 2003. The $0.9 million tax benefit recorded in 2002 resulted primarily from refund claims filed in connection with the then newly enacted federal income tax law changes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

     Our principal sources of liquidity have historically included cash flow from operating activities, our revolving credit facility and other sources of financing through the capital markets. Our business is highly cyclical in nature, and therefore our cash flows from operating activities can vary significantly. For example, cash flows from operating activities provided $29.0 million in 2004; however, they used $13.6 million and $20.6 million in 2003 and 2002, respectively. We consider working capital items such as accounts receivable, inventory, accounts payable and accrued liabilities as critical components to managing our liquidity. We currently depend on cash flows from operations and our credit facility to fund our working capital needs.

     Our capital expenditures have totaled $7.3 million over the past three years and have not been a significant liquidity requirement in any one year. We have limited our capital spending in the past three years primarily to non-discretionary spending. Our capital spending will be adjusted as market conditions and financial results allow.

     In October 2003, we entered into a contract to sell a significant portion of our assets held for sale. In accordance with the contract, payments of $6.7 million were received in 2004.

     In the past three years, we have spent $68.9 to retire the remaining principal portion of our 13.5% senior secured notes. We funded these retirements principally from existing cash and investment balances as well as borrowings under our revolving credit facility. During 2004 we paid off our revolving credit facility and we received $10.9 million in cash proceeds from the exercise of stock options.

     Based upon our current market outlook, we believe income from operations will improve in 2005 due to increased revenues, resulting from both increased shipments and pricing, as well as further improvements in our conversion costs. As such, we believe cash flows from operations, together with our credit facility and other sources, including the capital markets, will be sufficient to meet our anticipated working capital and capital expenditure requirements.

Working Capital

     Working capital at December 31, 2004 was $136.8 million, an increase of $91.7 million from the $45.1 million at December 31, 2003, and the ratio of current assets to current liabilities at December 31, 2004 was 2.7 to 1 compared to 1.7 to 1 at December 31, 2003. Increases in our cash and equivalents balances and the elimination of all credit facility loans accounted for $43.2 million of the increase in working capital. The remaining working capital increase of $48.5 million was primarily due to increases in accounts receivable and inventories in excess of increases in accounts payable and accrued liabilities, resulting from a significant increase in business activity, product pricing and higher steel raw material costs.

     At December 31, 2004 we had cash and equivalents totaling $30.9 million compared to cash and equivalents of $2.6 million at December 31, 2003. There were no borrowings on our credit facility at December 31, 2004 as compared to borrowings of $14.9 million at December 31, 2003.

Operating Cash Flows

     Cash provided by operating activities in 2004 was $29.0 million. We had operating income of $79.0 million, which included depreciation and amortization charges of $5.7 million. Operating cash flows supported a $51.7 million net increase in our operating assets and liabilities. Major components of the changes in our operating assets and liabilities included a $26.9 million increase in accounts receivable and a $53.2 million increase in inventories, partially offset by increases of $16.6 million, $9.1 million and $5.6 million in accounts payable, accrued liabilities and deferred revenue, respectively. The increase in our accounts receivable balance was primarily the result of increased pricing, as well as an increase in shipment levels. Our investment in inventory increased because of higher quantities of our seamless products on hand to meet increased shipment levels as well as an overall increase in the steel raw material costs component of inventory, particularly in our welded operations. Higher steel raw material costs also contributed to the increase in our accounts payable. Accrued liabilities increased $6.3 million as a result of accruals for hourly and salaried profit sharing and incentive plans at December 31, 2004. Most of our profit sharing and incentive plans are based on annual results, and therefore will not be paid until the first quarter of 2005. The increase in deferred revenue resulted from significantly increased selling prices and a higher level of business activity. Restructuring liabilities decreased $2.9 million primarily as a result of a contract settlement payment.

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

Investing Cash Flows

     Cash flows from investing activities were $3.6 million in 2004, $5.0 million in 2003 and $10.8 million in 2002. Proceeds from sales of assets held for sale and long-term investments were used for general corporate purposes.

     We made capital investments of $3.8 million in 2004, $1.1 million in 2003 and $2.4 million in 2002. These capital expenditures were primarily related to maintenance and improvements to our tubular manufacturing facilities.

     We currently estimate that our capital spending in 2005 will be approximately $17.0 million, the majority of which is estimated for maintenance and improvement projects. Our sources of funding for capital expenditures include available cash on hand, cash flows from operations and borrowing availability under our credit facility. The amount ultimately spent will depend upon the availability of these resources.

Financing Cash Flows

     We paid off all existing loans under our credit facility during 2004 and had no outstanding loans under the facility as of December 31, 2004. We also benefited from the increase in the value of our stock in 2004 as participants in our benefit plans exercised stock options which generated cash of $10.9 million. In the second quarter of 2003 we redeemed the remaining $33.8 million of our outstanding 13 1/2% senior secured notes that were due on July 15, 2003. The notes were redeemed at par plus accrued interest and were funded from existing cash balances and borrowings under our credit facility. On July 15, 2002, we redeemed $35.0 million in principal amount of our 13.5% senior secured notes at par plus accrued interest using existing cash balances.

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

     At December 31, 2004, we had regular tax net operating loss carryforwards which will fully eliminate the regular tax liability on approximately $87.0 million of future regular taxable income. While we may have alternative minimum tax (AMT) liability, we also have AMT net operating loss carryforwards which will eliminate 90% of the AMT liability on approximately $84.8 million of future AMT income. While future tax provisions will depend in part on our ongoing assessment of our future ability to utilize our tax benefits, we expect that the tax provisions that we record on approximately the next $124.0 million in pre-tax income will be substantially less than the amounts at full statutory rates. You should read Note 12 to the Consolidated Financial Statements for further information concerning our federal tax status.

Contractual Obligations and Other Cash Requirements

     The following table summarizes our expected cash outflows resulting from contractual obligations and our commercial commitments under our revolving credit facility. Except for the purchase obligations noted in footnote (a) below, we have not included information on our recurring purchases of materials for use in our manufacturing operations. These amounts closely reflect our levels of production and are not long-term in nature (less than three months). Certain obligations are described more fully in the Notes to the Consolidated Financial Statements.

		Payments due by period
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$462	$41	$80	$80	$261

Restructuring liabilities	2,674	896	298	287	1,193

Employee benefit plans	8,134	714	1,620	1,639	4,161

Purchase obligations (a)	89,000	89,000	—	—	—

Operating leases	823	131	243	257	192

Total	$101,093	$90,782	$2,241	$2,263	$5,807

(a)	The Company has a purchase obligation for steel coils for 2005 of approximately $89 million, excluding raw material surcharges and extras. See Note 10 to the Consolidated Financial Statements for additional information.

     We have a $50.0 million revolving credit facility that expires in March 2007. As of December 31, 2004, we had no loans outstanding under the credit facility. We had outstanding letters of credit in the amount of $6.9 million, reducing the amount of funds available under the credit facility to approximately $43.1 million as of December 31, 2004. The facility is secured by a first priority lien on substantially all of our inventories, accounts receivable and property, plant and equipment. See Note 6 to the consolidated financial statements for additional information.

     We currently purchase electricity for our seamless facilities in Pennsylvania pursuant to long-term contracts. Amounts paid under these contracts are not included in the table because they can vary significantly based on the level of our operations. We paid $9.6 million, $7.4 million and $7.1 million to the electricity providers of these facilities in 2004, 2003 and 2002, respectively.

     We are subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental matters, workers compensation, health care and product liability (each of which is self-insured to certain levels) as well as commercial and other matters. We accrue for the cost of such matters when the incurrence of such costs is probable and can be reasonably estimated. In 2004 we decreased our reserves for warranty claims by $1.0 million as new claims and changes in estimates of existing claims of $1.6 million were offset by $2.6 million of settlements. See Note 13 to the consolidated financial statements for further discussion of product warranty claims. While the ultimate amount and timing of payment for loss contingencies can be difficult to determine, we do not believe that such amounts and the timing of payment will result in a material adverse affect on our cash flows. See Note 4 to the consolidated financial statements for a description of accrued liabilities.

Critical Accounting Policies and Estimates

     Our management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer claims, allowance for doubtful accounts, inventories, investments, long-lived assets, assets held for sale, income taxes, product liability, workers compensation claims, restructuring liabilities, environmental contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

     Product revenues are recognized as sales when revenue is earned and is realized or realizable. This includes satisfying the following criteria: the arrangement with the customer is evident, usually through the receipt of a purchase order; the sales price is fixed or determinable; delivery has occurred; the risk of loss has been passed to the customer; and collectibility is reasonably assured. Revenues are also recognized when, at the customer’s request, the goods are set aside in storage at the Company’s facilities and paid for in full. Freight and shipping billed to customers is included in net sales, and the cost of freight and shipping is included in cost of products sold.

Accounts Receivable Allowances

     We evaluate the collectibility of our receivables based on a combination of factors. We regularly analyze our customer accounts and, when we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration of the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible.

     We also maintain a reserve for customer claims for returns of defective materials. This reserve is recorded as a percentage of sales and estimated based upon historical experience. The adequacy of reserve estimates is periodically reviewed by comparison to actual experience. Claims in any future period could differ from our estimates and impact the net sales we report.

Inventory Valuation

     We value our inventories at the lower of cost or market and regularly review the book value to determine if items are properly valued. We record adjustments to the value of our inventory based on sales and production forecasts. These adjustments are estimates, which can vary significantly, either favorably or unfavorably, from actual amounts if future costs or levels of business activity differ from our expectations. Generally, we do not experience issues with slow-moving or obsolete inventory due to the nature of our products. If we are not able to achieve our expectations of the net realizable value of the inventory at its current value, we would have to adjust our reserves accordingly.

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

Employee Benefits Plans

     We record liabilities and expense for deferred compensation agreements, salary continuation agreements (SCA) and postretirement health benefit costs based on actuarial valuations. All benefits paid under the agreements are unfunded and benefits are paid from operating cash flows. The net present value of the benefits provided under the deferred compensation agreements were accrued over the period of the employee’s active employment from the time the contract was signed to the employee’s retirement date using a discount rate of eleven percent, which approximated our incremental borrowing rate at that time.

     Inherent in the valuations for the SCA and postretirement health benefits are key assumptions including assumptions about discount rates. These assumptions are updated on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. To develop our discount rate, we considered the available yields on high-quality fixed-income investments with maturities corresponding to our benefit obligations. We used discount rates of 5.75% and 6.00% to determine the SCA and postretirement health benefit liability as of December 31, 2004 and 2003, respectively. The decline in the discount rate used to estimate the SCA and postretirement health benefit liability is a result of declining interest rates in the United States. Changes in the related SCA and postretirement health benefit costs may occur in the future due to changes in the assumptions, primarily changes in the discount rate.

Restructuring Reserves

     Our restructuring reserves reflect many estimates, including those pertaining to settlements of contractual obligations and environmental remediation obligations. We reassess the reserve requirements for completing the restructuring program at the end of each reporting period. Actual experience has been and may continue to be different from these estimates. Additional charges may be required in the future if the estimates of environmental remediation costs differ from our estimates. Refer to Notes 2 and 10 to our consolidated financial statements for more information related to restructuring reserves and associated environmental reserves.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payment’’, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are evaluating the requirements of SFAS 123(R) and expect that the adoption of SFAS 123(R) will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123(R), and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to amend the guidance in Chapter 4, Inventory Pricing, of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, which will become effective for the Company on January 1, 2006. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The statement requires that those items be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 to have a material effect on our results of operations, cash flows or financial condition.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” (FSP FAS 109-1) which states that the FASB staff believes that the qualified production activities deduction provided by the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction in accordance with FASB Statement No. 109 (FAS 109.) This FSP was effective upon issuance. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. As such, the special deduction has no effect on deferred tax assets and liabilities existing as of the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We are currently evaluating the effect that of FSP FAS 109-1 will have on our consolidated results of operations and financial condition but do not expect FSP FAS 109-1 to have a material effect on our results of operations, cash flows or financial condition.

OTHER MATTERS

     You should read Note 10 to the Consolidated Financial Statements for information pertaining to commitments and contingencies.

     The collective bargaining agreement at Newport expires in April 2005 and covers approximately 230 hourly employees. While we expect to negotiate a renewal of the contract, failure to renew the contract could impair our ability to manufacture our welded products and result in increased costs and/or decreased sales and earnings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have not used derivative financial instruments for any purpose during the periods shown, including trading or speculating on changes in interest rates or commodity prices of materials.

     Purchased steel, in the form of hot-rolled coils and steel scrap, represents the largest portion of our cost of goods sold. The price and availability of steel coils and scrap that we use in our manufacturing processes are highly competitive and volatile. Various factors, most of which are beyond our control, affect the supply and price of steel coils and scrap. Changes in steel coil and scrap costs have had a significant impact on our earnings, and we expect that future changes will continue to significantly impact our earnings. Reference is made to “Overview-Economic and Industry-Wide Factors that Affect our Business – ”Costs of Our Products” for additional comments regarding steel costs.

     We are exposed to market risk for changes in interest rates for borrowings under our revolving credit facility. Borrowings under the credit facility bear interest at variable rates and the fair value of the borrowings are not significantly affected by changes in market interest rates. As of December 31, 2004, we had no borrowings outstanding under our credit facility.

     We purchase natural gas and electricity for our operations and, therefore, have a market risk related to gas and electricity purchases in the open market at spot prices. The prices of such purchases and futures positions are subject to wide fluctuations due to unpredictable factors such as weather, government policies and demand for natural gas and competitive fuels. As a result, our earnings could be affected by changes in the price and availability of gas and electricity. As market conditions dictate, we will lock in future gas and electricity prices using fixed price contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORTS TO NS GROUP SHAREHOLDERS

Management’s Responsibility for Financial Statements

     The accompanying consolidated financial statements have been prepared by the management of NS Group, Inc., in conformity with accounting principles generally accepted in the United States of America and, in the judgment of management, present fairly and consistently the Company’s consolidated financial position and results of operations. These statements necessarily include amounts that are based on management’s best estimates and judgments. The financial information contained elsewhere in this report is consistent with that contained in the consolidated financial statements.

Management Report on Internal Control Over Financial Reporting

     The management of NS Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. NS Group, Inc.’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     NS Group, Inc. management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework”. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

     NS Group, Inc.’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 38.

/s/René J. Robichaud
René J. Robichaud
President and Chief Executive Officer

/s/Thomas J. Depenbrock
Thomas J. Depenbrock
Vice President – Finance, Treasurer
and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NS Group, Inc.
Newport, Kentucky

     We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that NS Group, Inc and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 7, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NS Group, Inc.
Newport, Kentucky

     We have audited the accompanying consolidated balance sheets of NS Group, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NS Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 7, 2005

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2004	2003	2002
Net sales	$467,262	$258,987	$192,408
Cost of products sold	368,088	262,952	206,993

Gross profit (loss)	99,174	(3,965)	(14,585)

Selling, general and administrative expenses	18,260	14,721	17,509
Restructuring charges	1,897	77	2,046
Trade case receipts	—	(567)	—

Operating income (loss)	79,017	(18,196)	(34,140)

Investment income (loss)	205	(117)	737
Interest expense	(1,071)	(3,391)	(8,180)
Other, net	(62)	4,206	795

Income (loss) before income taxes	78,089	(17,498)	(40,788)
Provision (benefit) for income taxes	3,456	(169)	(858)

Net income (loss)	$74,633	$(17,329)	$(39,930)

Other comprehensive income (loss), net of taxes:
Net unrealized gain (loss) on investments	(39)	425	514

Comprehensive income (loss)	$74,594	$(16,904)	$(39,416)

Net income (loss) per common share -
Basic	$3.53	$(0.83)	$(1.93)

Diluted	$3.45	$(0.83)	$(1.93)

Weighted average shares outstanding -
Basic	21,162	20,774	20,647
Diluted	21,638	20,774	20,647

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands)	2004	2003
ASSETS
Current assets:
Cash and equivalents	$30,944	$2,628
Accounts receivable, less allowances of $1,492 and $852, respectively	54,134	27,261
Inventories	119,817	66,568
Operating supplies and prepaid expenses	9,498	9,236
Assets held for sale	—	7,000
Deferred income taxes	1,625	424
Other current assets	2,379	74

Total current assets	218,397	113,191
Property, plant and equipment, net	44,260	45,954
Other assets	2,190	4,981
Assets held for sale	2,055	1,734

Total assets	$266,902	$165,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,061	$24,507
Revolving credit facility	—	14,936
Accrued liabilities and other	25,967	16,861
Deferred revenue	13,641	8,012
Other notes payable	—	106
Current portion of restructuring liabilities	896	3,653
Current portion of long-term debt	41	40

Total current liabilities	81,606	68,115
Long-term debt	421	461
Deferred income taxes	1,788	424
Other long-term liabilities	8,764	8,252

Total liabilities	92,579	77,252

Shareholders’ equity:
Preferred stock, no par value, 2,000 shares authorized, none outstanding	—	—
Common stock, no par value, 40,000 shares authorized, 25,111 and 25,090, shares issued	287,897	284,161
Treasury stock, at cost, 3,205 and 4,192 shares	(27,085)	(35,420)
Unearned compensation	(307)	576
Accumulated other comprehensive income	58	97
Accumulated deficit	(86,240)	(160,806)

Shareholders’ equity	174,323	88,608

Total liabilities and shareholders’ equity	$266,902	$165,860

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
(In thousands)	2004	2003	2002
CASH FLOWS — OPERATING ACTIVITIES
Net income (loss)	$74,633	$(17,329)	$(39,930)
Adjustments to reconcile net income (loss) to net cash flows provided (used) by operating activities:
Depreciation and amortization	5,403	6,672	11,272
Amortization of debt discount and finance costs	284	602	1,009
Impairment loss on investments	—	141	1,000
Deferred income taxes	163	(77)	(2,871)
Restructuring charges, including asset impairment	—	308	2,046
Deferred costs written off related to extinguishment of debt	—	—	615
Loss on sales of investments	—	347	86
Other, net	269	427	662
Changes in operating assets and liabilities:
Accounts receivable, net	(26,873)	(14,608)	10,508
Inventories	(53,249)	(10,694)	(545)
Other current assets	(650)	1,178	808
Accounts payable	16,554	15,907	(5,703)
Accrued liabilities	9,734	4,033	(3,289)
Deferred revenue	5,629	678	4,246
Restructuring liabilities	(2,887)	(1,184)	(472)

Net cash flows provided (used) by operating activities	29,010	(13,599)	(20,558)

CASH FLOWS — INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,760)	(1,137)	(2,422)
Proceeds from sales of assets held for sale	6,679	479	834
Maturities of available-for-sale securities	—	—	2,844
Sales of available-for-sale securities	—	3,751	9,455
Changes in other assets	653	1,947	135

Net cash flows provided by investing activities	3,572	5,040	10,846

CASH FLOWS — FINANCING ACTIVITIES
Repayments of long-term debt	(39)	(33,802)	(35,033)
Net borrowings (repayments) under revolving credit facility	(14,936)	14,936	—
Increase (decrease) in other notes payable	(106)	106	—
Proceeds from option and warrant exercises	10,925	1,029	11
Additions to cost of treasury stock	—	(28)	—
Payment of financing costs	(110)	(411)	(765)

Net cash flows used by financing activities	(4,266)	(18,170)	(35,787)

Increase (decrease) in cash and equivalents	28,316	(26,729)	(45,499)
Cash and equivalents at beginning of period	2,628	29,357	74,856

Cash and equivalents at end of period	$30,944	$2,628	$29,357

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$410	$4,543	$9,295
Cash paid (recovered) during the period for income taxes	$1,250	$(670)	$(50)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other
					Unearned	Comprehensive	Accumulated
	Common Stock		Treasury Stock		Compensation	Income (Loss)	Deficit	Total
(In thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2001	24,859	$282,928	4,214	$(35,578)	$635	$(842)	$(103,481)	$143,662

Net loss							(39,930)	(39,930)
Net unrealized loss on investments						(552)		(552)
Reclassification of investment losses to income statement						1,066		1,066
Stock option plans	1	7	(1)	6	124			137

Balance, December 31, 2002	24,860	$282,935	4,213	$(35,572)	$759	$(328)	$(143,411)	$104,383

Net loss							(17,329)	(17,329)
Net unrealized loss on investments						(63)		(63)
Reclassification of investment losses to income statement						488		488
Exercise of common stock warrants	187	749			(308)			441
Stock option plans	43	477	(21)	152	125		(66)	688

Balance, December 31, 2003	25,090	$284,161	4,192	$(35,420)	$576	$97	$(160,806)	$88,608

Net income							74,633	74,633
Net unrealized loss on investments						(39)		(39)
Vesting of deferred compensation		626			(626)			—
Issuance of restricted stock units		381			(381)			—
Earned compensation related to restricted stock units					74			74
Tax benefit associated with exercise of stock options		74						74
Stock option plans	21	2,655	(987)	8,335	50		(67)	10,973

Balance, December 31, 2004	25,111	$287,897	3,205	$(27,085)	$(307)	$58	$(86,240)	$174,323

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of NS Group, Inc. and its wholly-owned subsidiaries (the Company): Newport Steel Corporation (Newport), Koppel Steel Corporation (Koppel), Erlanger Tubular Corporation (Erlanger), and Northern Kentucky Management, Inc. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to the prior year amounts to conform to the presentation in the current year.

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

Inventories

     Inventories are stated at the lower of FIFO (first-in, first-out) cost or market, or the lower of average cost or market. The Company records a provision for excess and obsolete inventory whenever such impairment has been identified. Inventory costs include labor, material and manufacturing overhead.

     Inventories at December 31, 2004 and 2003 consist of the following:

(In thousands)	2004	2003
Raw materials	$49,054	$20,514
Semi-finished and finished products	70,763	46,054

	$119,817	$66,568

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

     Property, plant and equipment at December 31, 2004 and 2003 consist of the following:

(In thousands)	2004	2003

Land and improvements	$8,836	$8,836
Buildings	16,259	16,245
Machinery and equipment	174,516	173,153
Construction in progress	2,401	479

	202,012	198,713
Accumulated depreciation	(157,752)	(152,759)

	$44,260	$45,954

Treasury Stock

     The Company’s purchases of shares of its common stock are recorded as treasury stock at cost and result in a reduction of shareholders’ equity. When treasury shares are reissued, the Company uses average cost to value treasury shares. If the shares are reissued for a price higher than their cost the difference is credited to common shares; if the shares are issued for less than their cost the difference is charged to accumulated deficit.

Revenue Recognition

     Product revenues are recognized as sales when revenue is earned and is realized or realizable. This includes satisfying the following criteria: the arrangement with the customer is evident, usually through the receipt of a purchase order; the sales price is fixed or determinable; delivery has occurred; the risk of loss has been passed to the customer; and collectibility is reasonably assured. Revenues are also recognized when, at the customer’s request, the goods are set aside in storage at the Company’s facilities and paid for in full. Freight and shipping billed to customers is included in net sales, and the cost of freight and shipping is included in cost of products sold.

Other, net

     The Company received settlements of $4.0 million and $0.8 million in 2003 and 2002, respectively, as the result of antitrust litigation against manufacturers of graphite electrodes used in the steel-making process.

Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

     If the Company accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, net income (loss) and diluted income (loss) per share would have been as follows:

(In thousands, except per share amounts)	2004	2003	2002
Net income (loss) — as reported	$74,633	$(17,329)	$(39,930)
Add: Stock-based employee compensation included in reported net income (loss), net of related tax effects	122	125	124
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,215)	(2,406)	(3,158)

Net income (loss) — pro forma	$73,540	$(19,610)	$(42,964)

Diluted income (loss) per share — as reported	$3.45	$(0.83)	$(1.93)
Effect of stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(0.06)	(0.11)	(0.15)

Diluted income (loss) per share — pro forma	$3.39	$(0.94)	$(2.08)

     The fair values of the granted options were determined using the Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002, respectively: no common stock dividends; expected volatility of 65%, 77%, and 62%; risk-free interest rates of 4.4%, 3.1%, and 4.7%; and an expected life of 7 years for all periods.

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

Earnings (Loss) Per Share

     Basic earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and dilutive common stock equivalents. The following table reconciles the number of common shares outstanding at December 31 of each year to the number of weighted average basic common shares outstanding and the number of weighted average diluted common shares outstanding for the purposes of calculating basic and diluted earnings per common share. The table also provides the number of shares of common stock potentially issuable at the end of each period and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period.

(In thousands)	2004	2003	2002

Number of common shares outstanding at year-end	21,906	20,898	20,647
Effect of using weighted average common shares outstanding	(744)	(124)	—

Weighted average basic common shares outstanding	21,162	20,774	20,647

Dilutive effect of common stock options and restricted stock units	476	—	—

Weighted average diluted common shares outstanding	21,638	20,774	20,647

Potentially issuable shares	872	—	—
Number of potentially issuable shares excluded from diluted common shares outstanding	—	1,789	2,182

Recently Issued Accounting Standards

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), ''Share-Based Payment’’, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is evaluating the requirements of SFAS 123(R) and expects that the adoption of SFAS 123(R) will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123(R), and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to amend the guidance in Chapter 4, Inventory Pricing, of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, which will become effective for the Company on January 1, 2006. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The statement requires that those items be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company is currently evaluating the effect that the adoption of SFAS 151 will have but does not expect SFAS 151 to have a material effect on its results of operations, cash flows or financial condition.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” (FSP FAS 109-1) which states that the FASB staff believes that the qualified production activities deduction provided by the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction in accordance with FASB Statement No. 109 (FAS 109.) This FSP was effective upon issuance. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. As such, the special deduction has no effect on deferred tax assets and liabilities existing as of the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return. The Company is currently evaluating the effect that of FSP FAS 109-1 will have but does not expect FSP FAS 109-1 to have a material effect on its results of operations, cash flows or financial condition.

Note 2: RESTRUCTURING CHARGES

     During the quarter ended March 31, 2001, the Company implemented restructuring initiatives involving certain operations of its business. One initiative was to purchase hot-rolled coils rather than manufacture them at the Company’s welded tubular operations. As a result, the Company discontinued the production of hot-rolled coils and closed its melt shop and hot strip mill operations at its welded tubular facilities in Wilder, Kentucky, effective March 31, 2001. In addition, the Company decided to exit the special bar quality business by June 30, 2001, which was operated from its Koppel, Pennsylvania facility.

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

     Following is a summary of the accrued restructuring liabilities and activity through December 31, 2004:

		Facility
	Employee	Closing
(In thousands)	Separation	and Other	Total
December 31, 2001	$155	$6,140	$6,295
Cash payments	(2)	(470)	(472)
Accruals (reversals)	(153)	999	846

December 31, 2002	$—	6,669	$6,669

Cash payments		(1,184)
Accruals		77

December 31, 2003		5,562
Cash payments		(4,784)
Accruals		1,897

December 31, 2004		$2,675

     At December 31, 2004, the current restructuring liabilities of $0.9 million represent the estimated costs for environmental remediation and monitoring costs of a closed landfill and an operating contract. In addition, Other Long-term Liabilities includes $1.8 million of restructuring costs, of which $1.4 million represents the estimated costs of the closed landfill over the next thirty years and $0.4 million pertains to the estimated costs to fulfill a natural gas transportation contract into 2009. In connection with the Company’s post-closure and remedial obligations of the landfill, at December 31, 2004, the Company had $1.6 million of investments held in a restricted trust account which are included in Other assets on the consolidated balance sheet.

     In the first quarter of 2004, the Company recorded $1.9 million in additional restructuring charges primarily related to the settlement of an operating contract for $4.7 million in April 2004.

     In the fourth quarter of 2003, the Company recorded $0.1 million of additional restructuring charges resulting from an increase in the estimated cancellation costs of operating contracts. Payments made in 2003 were primarily for environmental costs related to the landfill closure.

     In the fourth quarter of 2002, the Company recorded $2.0 million of additional restructuring charges related to the 2001 restructuring. The charges included a $1.2 million impairment loss on assets held for sale and $0.8 million primarily related to an increase in the estimate of post-closure costs for the Company’s closed landfill, net of employee separation accrual reversals.

Assets Held for Sale

     Assets of the closed operations, consisting of machinery and equipment, spare parts and supply inventories, are classified as Assets Held for Sale in the Company’s consolidated balance sheet. The assets include the Company’s best estimates of the amounts expected to be realized on the sale of the assets less costs to sell. While the estimates are based on an analysis of the facilities, including valuations by independent appraisers, the amounts the Company will ultimately realize could differ materially from the amounts assumed in calculating the impairment loss on the assets at December 31, 2004. The assets have been and are currently being actively marketed by an outside broker.

     In October 2003, the Company entered into a contract to sell a majority of its assets held for sale of its welded tubular operations. The net sales price for the assets approximated their recorded book value and was reclassified to current Assets Held for Sale in the December 31, 2003 consolidated balance sheet. In accordance with the contract, the Company received the cash payments as the assets were removed during the first half of 2004.

Note 3: SEGMENT INFORMATION

     The Company operates in a single reportable segment, which it refers to as the Energy Products segment and consists of (i) welded and seamless tubular goods used primarily in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); and (ii) line pipe used in the transmission of oil, natural gas and other fluids. The Energy Products segment reflects the aggregation of two business units which have similar economic characteristics such as products and services, manufacturing processes, customers and distribution channels and is consistent with both internal management reporting and resource and budgetary allocations. Corporate general and administrative expenses are fully absorbed by the segment.

     Net sales by product category for 2004, 2003 and 2002 are as follows:

(In thousands)	2004	2003	2002
Net sales
Welded products	$199,908	$116,631	$87,306
Seamless products	267,354	142,356	105,102

	$467,262	$258,987	$192,408

Concentrations

     The Company’s operations are conducted principally in the United States. The Company grants trade credit to customers, the most significant of which are distributors serving the oil and natural gas exploration and production industries. Sales to the Company’s three largest customers accounted for 32%, 12% and 11% of net sales in 2004. Sales to the Company’s two largest customers accounted for 20% and 13% of net sales in 2003 and 17%and 12% of net sales in 2002. The Company’s three largest customers in 2004 accounted for $28.1 million and $11.7 million of the Company’s accounts receivable balances at December 31, 2004 and 2003, respectively.

     The Company’s welded operations depend primarily on three suppliers for its steel coils with one supplier accounting for the majority of its purchases. If the Company would suffer the loss of a significant customer or supplier, the effect could result in reduced sales or a delay in manufacturing and would adversely affect operating results.

     Approximately 82% of the Company’s 963 hourly employees are represented by the United Steelworkers of America. The collective bargaining agreements for Erlanger and Koppel expire in May 2006 and May 2007, respectively. The contract for the Newport employees expires in April 2005 and covers approximately 230 employees.

Note 4: ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

     Accrued liabilities and other at December 31, 2004 and 2003 consist of the following:

(In thousands)	2004	2003
Accrued payroll and benefits	$12,485	$6,198
Workers’ compensation	5,555	3,403
Customer claims	1,558	2,694
Personal property and sales and use taxes	2,640	2,633
Federal and state income taxes	1,969	—
Accrued environmental remediation	1,506	1,880
Other	254	53

	$25,967	$16,861

     Other long-term liabilities at December 31, 2004 and 2003 consist of the following:

(In thousands)	2004	2003
Accrued employee benefits	$6,986	$6,343
Long-term restructuring liabilities	1,778	1,909

	$8,764	$8,252

Note 5: GAINS AND LOSSES ON LONG-TERM INVESTMENTS

     The Company’s long-term investments in 2003 and 2002 consisted primarily of corporate bonds and a retained equity investment in a former subsidiary of the Company. These investments were classified as available for sale and carried at fair value, based on quoted market prices. The cost of securities sold was based on the specific identification method.

     Long-term investments were periodically reviewed to determine if declines in fair value below cost basis are other-than-temporary. Significant and sustained decreases in quoted market prices, a series of historic and projected operating losses by the investee or other factors are considered as part of the review. The Company recognized impairment losses of $0.1 million and $1.0 million in 2003 and 2002, respectively. Realized gains and losses and impairments were included in Investment income (loss) in the consolidated statements of operations

     Gross realized gains and losses for 2003 and 2002 were as follows:

(In thousands)	2003	2002
Realized gains	$73	$328
Realized losses	$420	$414

     Unrealized gains and losses on available for sale securities are included, net of tax, in accumulated other comprehensive income (loss) within shareholders’ equity until sold. At December 31, 2004, the Company had $0.1 million of unrealized gains associated with $1.6 million of securities being held in trust for the payment of environmental remediation costs. See Note 2 – Restructuring Charges for additional information.

     Other comprehensive income (loss), net of applicable income taxes, if any, consists of the following:

(In thousands)	2004	2003	2002
Net unrealized holding gains (losses) for the period	$(39)	$(63)	$(552)
Reclassification adjustments for impairment losses included in income, net of income taxes	—	141	980
Reclassification adjustment for losses realized in income	—	347	86

Other comprehensive income (loss)	$(39)	$425	$514

Note 6: DEBT AND CREDIT FACILITY

     Borrowings at December 31, 2004 and 2003 consist of the following:

(In thousands)	2004	2003
Revolving credit facility	$—	$14,936

Other notes payable	$—	$106

Other	$462	$501
Less current portion	(41)	(40)

Long-term debt	$421	$461

     The Company has a revolving credit facility that provides up to $50.0 million under a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 1.00% to prime plus 1.75% with respect to domestic rate loans, and from the LIBOR rate plus 2.50% to LIBOR plus 3.25% with respect to LIBOR rate loans. The credit agreement contains financial and other covenants, including a minimum level of earnings, as defined in the agreement, and limitations on certain types of transactions, including the ability of the Company’s subsidiaries to declare and pay dividends. At December 31, 2004, the Company was in compliance with the covenants of the credit facility. The credit facility expires in March 2007.

     At December 31, 2004, the Company had $6.9 million of letters of credit outstanding under the credit facility and approximately $43.1 million in borrowing availability. The letters of credit were issued against the credit facility as collateral for the Company’s self-insured workers compensation program. The facility is secured by a first priority lien on substantially all of the Company’s inventories, accounts receivable and property, plant and equipment and related intangibles.

     Long-term debt maturities for each of the next five years are less than $0.1 million.

     In the second quarter of 2003, the Company redeemed the remaining $33.8 million of its outstanding 13.5% senior secured notes (Notes). The Notes were redeemed at par plus accrued interest, and was funded from existing cash balances and borrowings under the Company’s credit facility.

     On July 15, 2002, the Company completed an early redemption call for $35.0 million in principal of its Notes. The redemption was at par plus accrued interest and was funded from existing cash balances. A charge of $0.6 million, or $0.03 per diluted share, was recorded in the third quarter of 2002, for the write-off of associated original discount and issue costs. This charge was included in Other, net.

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

Note 7: FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Current assets and liabilities — The carrying amounts approximate fair value because of the short maturity of these instruments.

     Long-term debt — The fair value of long-term debt was estimated by calculating the present value of the remaining interest and principal payments on the debt to maturity. The present value computation uses a discount rate based upon current market rates. The carrying amount and fair value of long-term debt were $0.5 million and $0.2 million at December 31, 2004, respectively, and $0.5 million and $0.3 million at December 31, 2003, respectively.

Note 8: PREFERRED STOCK

     The Company’s authorized stock includes two million shares of Class A Preferred Stock, issuable in one or more series. The rights, preferences, privileges and restrictions of any series of Class A Preferred Stock, the number of shares constituting any such series and the designation thereof, are subject to determination by the Board of Directors.

     One million shares of the Class A Preferred Stock were designated as Series B Junior Participating Preferred Stock, par value $10 per share, in connection with a Shareholder Rights Plan (Plan) adopted in November 1998. Pursuant to the Plan, one Preferred Stock Purchase Right (Right) is attached to each outstanding share of common stock of the Company.

     The Plan includes provisions which are intended to protect shareholders against certain unfair and abusive takeover attempts by anyone acquiring or tendering for 20% or more of the Company’s common stock. The Company may redeem the Rights for one-half cent per Right at any time before a 20% position has been acquired. The Rights expire in November 2008.

Note 9: STOCK COMPENSATION PLANS AND WARRANTS

     The Company has stock-based compensation plans under which non-employee directors and certain employees may receive incentive and non-qualified stock options and other equity-based awards. Stock options have generally been granted at fair market value on the date of grant, have ten year terms and become exercisable beginning one to three years after the grant date.

     In 2004, the Company granted 31,500 Restricted Stock Units (RSUs) to certain officers under the NS Group, Inc. Equity Plan. The units vest in equal annual increments over three years. The market value of the RSUs on the date of grant was $380,000 and is being amortized on a straight-line basis to expense over the vesting period. The unamortized balance of the unearned compensation is included as a separate component of shareholders’ equity.

     Presented below is a summary of the status of the Company’s stock options and related transactions:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of period	1,789,412	$10.75	1,807,290	$10.82	1,883,819	$11.75
Granted	89,500	12.10	152,000	7.97	182,000	8.24
Exercised	(1,007,772)	10.84	(82,613)	4.77	(1,790)	6.25
Expired/Cancelled	(30,852)	14.44	(87,265)	12.92	(256,739)	15.85

Outstanding, end of period	840,288	10.65	1,789,412	10.75	1,807,290	10.82

Exercisable, end of period	571,594	10.82	1,313,161	11.31	1,106,247	10.91

Available for grant	1,079,000		582,010		646,745

Weighted average fair value of options granted		$8.12		$5.79		$5.34

     The following table summarizes the status of stock options outstanding and exercisable at December 31, 2004:

Options Outstanding				Options Exercisable
		Weighted			Weighted
		Average	Average		Average
Range of		Exercise	Remaining		Exercise
Exercise Prices	Shares	Price	Life	Shares	Price
$7.30-$ 9.75	491,509	$7.76	6.3	351,165	$7.67
$10.73 - $14.56	237,070	13.36	5.7	108,720	13.99
$17.63	111,709	17.63	5.4	111,709	17.63

	840,288	10.65	6.0	571,594	10.82

     In 2003, the Company issued 187,184 shares of its common shares as a result of the exercise of all remaining outstanding common stock warrants related to the Company’s senior notes. The warrants were exercisable at $4.00 per share and resulted in proceeds of $0.7 million.

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

Note 10: COMMITMENTS AND CONTINGENCIES

     The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental matters, workers’ compensation, health care and product liability coverage (each of which is self-insured to certain levels), as well as commercial and other matters. The Company accrues for the cost of such matters when the incurrence of such costs is probable and can be reasonably estimated. Based upon its evaluation of available information, management does not believe that any such matters will have, individually or in the aggregate, a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

Environmental

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

     The Company has a closed hazardous waste landfill on its property in Wilder, Kentucky that is being monitored according to a post-closure permit that was approved by the Kentucky Division of Waste Management. The Company has accrued the estimated costs for the post-closure care of the landfill and escrowed the funds.

     In late 2001, the U.S. Environmental Protection Agency (EPA) designated Imperial Adhesives, Inc., a former subsidiary of the Company, as one of a number of potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by an independent operator. A preliminary study of the site is ongoing. Consequently, it is too early to determine the Company’s ultimate liability. The Company believes, however, that the reasonably foreseeable resolution of this matter will not have a material adverse effect on its consolidated financial statements.

     The Company had accrued liabilities of $3.7 million and $3.9 million, at December 31, 2004 and 2003, respectively, for environmental remediation obligations. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Other

     The Company has entered into a fixed volume and base price contract with its major supplier of steel coils for 2005 of approximately $89.0 million, excluding raw material surcharges and extras.

     The Company leases the real estate for its finishing facilities in Catoosa, Oklahoma. The lease payments amount to $0.1 million per year through 2011.

     The Company has change of control severance agreements (Agreements) with certain of its key employees. The Agreements contain provisions that would entitle each affected employee to receive an amount ranging from two to three times the employee’s base salary plus two to three times the employee’s five year average bonus, and continuation of certain benefits, if there is a change of control of the Company, as defined, and a termination of employment. If a change of control had occurred as of December 31, 2004, obligations under these Agreements would be approximately $4.3 million. In addition, concurrent with a change of control of the Company, amounts that are sufficient to pay the benefits due under the deferred compensation agreements and salary continuation agreements, would be required to be funded by the Company.

Note 11: EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

     The Company has a profit sharing plan for its bargaining unit employees at Newport which is based on the subsidiary’s earnings. Generally, the plan requires mandatory contributions at a specified percentage of pretax profits. The Company also has a defined contribution plan covering substantially all of its employees. The expense of these plans was $1.7 million, $0.4 million, and $0.7 million for 2004, 2003 and 2002, respectively.

     Effective January 1, 2003, the Company’s bargaining unit employees at its seamless operations in Pennsylvania joined the Steelworkers Pension Trust (SPT), a multi-employer pension plan, in lieu of continued participation in the Company’s defined contribution plan. The Company does not administer this plan and contributions are determined in accordance with provisions of negotiated labor contracts. Based upon current available information, the Company would not have a withdrawal liability if it withdrew from the SPT. Contributions to and expenses for this plan were each $0.6 million in 2004 and 2003.

Deferred Compensation Agreements

     Certain retired employees of the Company have individual deferred compensation agreements that provide for monthly payments for life, with payments for a minimum of ten years. The net present value of the benefits expected to be provided to the employee under the agreements was accrued over the period of the employee’s active employment from the time the contract was signed to the employee’s retirement date using a discount rate of eleven percent, which approximated the Company’s incremental borrowing rate at that time. As of December 31, 2004 and 2003, the Company had accrued liabilities for benefits payable under these agreements of $5.1 million and $5.0 million, respectively, and recorded expense of $0.6 million, $0.5 million, and $0.6 million, for these agreements in 2004, 2003 and 2002, respectively. Since the above agreements are unfunded, the Company’s contributions will equal the benefit payments paid which are expected to be approximately $0.7 million in each of the next five years.

Salary Continuation Agreements and Postretirement Heath Benefits

     The Company and certain active senior managers have entered into Salary Continuation Agreements (SCA). The SCA’s provide for monthly payments that begin at the employee’s retirement date and are calculated as a percentage of the employee’s salary and will be paid for life, with a minimum of ten years. The projected unit credit cost method is used for determining the cost of these agreements for financial reporting purposes. The benefits do not vest until retirement.

     Retirees who are receiving payments under their deferred compensation agreement and the employees who have an SCA are also eligible to receive postretirement health care benefits from their retirement date until age 65.

     SCA and post-retirement benefit costs for 2004, 2003 and 2002 are as follows:

	SCA			Health
(In thousands)	2004	2003	2002	2004	2003	2002
Service cost	$349	$286	$34	$18	$11	$10
Interest cost on projected benefit obligation	130	106	82	21	23	24
Amortization of transition obligation	—	—	212	28	28	28

Actuarial expense for year	$479	$392	$328	$67	$62	$62

     Reconciliation of the beginning and ending balances of the SCA and post-retirement health plans funded status were:

	SCA		Health
(In thousands)	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$2,086	$1,698	$346	$366
Service cost	349	286	18	11
Interest cost	130	106	21	23
Actuarial (gain) loss	241	(4)	25	(44)
Benefits paid	—	—	(21)	(10)

Benefit obligation at end of year	$2,806	$2,086	$389	$346

Reconciliation to balance sheet:
Funded (unfunded) status	$(2,806)	$(2,086)	$(389)	$(346)
Unrecognized transition obligation	—	—	280	308
Unrecognized net (gain) loss	332	92	(4)	(29)

Net liability recognized at December 31	$(2,474)	$(1,994)	$(113)	$(67)

	SCA		Health
	2004	2003	2004	2003
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	3.00%	3.00%	—	—
Weighted average assumptions used to determine net periodic cost for the years ended December 31:
Discount rate	6.00%	6.75%	6.00%	6.75%

     The Company uses a November 30 measurement date for the SCA and postretirement health plans.

     The assumed health care cost trend rate used to measure the postretirement health benefit obligation at December 31, 2004, was 10.0% and is assumed to decrease gradually to 8.0% by the year 2009. A one-percentage point change in assumed health care cost trend rates would have the following effect on the postretirement costs and obligation:

(In thousands)	1% Increase	1% Decrease
Effect on total service and interest costs	$4	$4
Effect on postretirement benefit obligation	$28	$25

     The following table details expected Company contributions for benefit payments for the years 2005 through 2014:

(In thousands)	SCA	Health
2005	$—	$41
2006	78	53
2007	85	59
2008	85	40
2009	150	30
Years 2010-2014	1,107	127

Note 12: INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

(In thousands)	2004	2003	2002
Current
Federal	$1,496	$—	$(670)
State	1,797	—	—

	3,293	—	(670)

Deferred
Federal	—	(60)	(188)
State	163	(109)	—

	163	(169)	(188)

Provision (benefit) for income taxes	$3,456	$(169)	$(858)

     The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss), before income taxes for the following reasons:

(In thousands)	2004	2003	2002
Income tax provision (benefit) at statutory tax rate of 35%	$27,331	$(6,108)	$(14,075)
Change in taxes resulting from:
State income taxes, net of federal effect	2,538	(567)	(1,286)
Change in valuation allowance	(26,378)	6,714	15,057
Other, net	(35)	(208)	(554)

Provision (benefit) for income taxes	$3,456	$(169)	$(858)

     The following represents the components of deferred tax liabilities and assets at December 31, 2004 and 2003:

(In thousands)	2004	2003
Current deferred tax assets:
Reserves and accruals	$10,649	$9,010
Valuation allowance	(9,024)	(8,586)

Total current deferred tax assets	$1,625	$424

Noncurrent deferred tax assets:
Net operating tax loss carryforward	$33,332	$58,529
Alternative minimum tax and other tax credit carryforwards	4,051	2,628

Total noncurrent tax assets	37,383	61,157
Valuation allowance	(31,679)	(58,495)

Net noncurrent deferred tax assets	5,704	2,662

Noncurrent deferred tax liabilities:
Property, plant and equipment	(7,492)	(3,086)

Net noncurrent deferred tax liabilities	$(1,788)	$(424)

     For federal income tax purposes, the Company has alternative minimum tax credit carryforwards of approximately $3.9 million, which are not limited by expiration dates, and net operating tax loss carryforwards of approximately $87.0 million, with expiration dates of 2018 through 2022. The Company has recorded deferred tax assets related to these carryforwards, net of a deferred tax asset valuation allowance. In estimating the amount of the valuation allowance required, the Company has considered future taxable income related to the reversal of temporary differences in the tax financial reporting basis of assets and liabilities.

Note 13: PRODUCT WARRANTIES

     The Company’s products are used in applications which are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination or loss of production. The Company warrants its products to meet certain specifications and actual or claimed deficiencies from these specifications may give rise to claims. The Company maintains reserves for asserted and unasserted warranty claims. The warranty claim exposure is evaluated using historical claim trends and information available on specifically known claims. The Company considers the extent of insurance coverage in its estimate of the reserve. The incurrence of an unusually large dollar claim or a large number of claims could alter the Company’s exposure and the related reserves.

     The following table identifies changes in warranty reserves for the years ended December 31, 2004 and 2003:

(In thousands)	2004	2003
Balance, January 1	$3,057	$1,842
Accruals for warranties during the period	1,888	1,278
Change in estimates	(250)	858
Settlements made during the period	(2,644)	(921)

Balance, December 31	$2,051	$3,057

     The balance at both December 31, 2004 and 2003 include $0.4 million of valuation accounts that are reported against accounts receivable balances in the consolidated balance sheets.

Note 14: QUARTERLY FINANCIAL DATA (Unaudited)

     Quarterly results of operations for the years ended December 31, 2004 and 2003 were as follows:

     (In thousands, except per share amounts)

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter
Net sales	$84,517	$109,433	$122,120	$151,192
Gross profit	11,715	25,626	29,706	32,127
Net income	5,041	20,604	24,712	24,276

Net income per common share-
Basic	$0.24	$0.98	$1.17	$1.12
Diluted	$0.24	$0.96	$1.14	$1.10

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter
Net sales	$50,475	$65,909	$73,577	$69,026
Gross profit (loss)	(5,298)	(2,153)	1,210	2,276
Net income (loss)	(11,215)	(7,370)	(2,210)	3,466

Net income (loss) per common share-
Basic	$(0.54)	$(0.36)	$(0.11)	$0.17
Diluted	$(0.54)	$(0.36)	$(0.11)	$0.17

     Restructuring charges of $1.9 million, or $0.09 per share, were recorded in the first quarter of 2004 primarily as the result of an increase in estimated costs to settle operating contracts cancelled in the Company’s restructuring in 2001.

     The fourth quarter of 2003 includes income of $4.0 million, or $0.19 per share, related to a graphite electrode anti-trust settlement.

     The fourth quarter of 2003 includes income of $0.6 million, or $0.03 per share, related to receipts under the “Continued Dumping and Subsidy Offset Act of 2000”.

     The fourth quarter of 2003 includes a charge of $0.2 million, or $0.01 per share, for impairment losses on certain long-lived assets.

SCHEDULE II

NS GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Reserves Deducted from Assets in
	Balance Sheets
	Allowance for	Allowance for
	Doubtful	Cash Discounts
	Accounts (1)	(1)
(In thousands)
Balance, December 31, 2001	$1,121	$369
Additions charged to costs and expenses	1,596	3,302
Deductions (2)	(2,310)	(3,487)

Balance, December 31, 2002	407	184
Additions charged to costs and expenses	1,185	4,606
Deductions (2)	(1,136)	(4,394)

Balance, December 31, 2003	456	396
Additions charged to costs and expenses	1,445	8,388
Deductions (2)	(1,222)	(7,971)

Balance, December 31, 2004	$679	$813

(1)	Deducted from accounts receivable

(2)	Net charges of nature for which reserves were created

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and the Chief Financial Officer have reviewed our disclosure controls and procedures as of December 31, 2004. Based on that review, they have concluded that these controls and procedures were, in design and operation, effective to assure that the information required to be included in this report has been properly collected, processed and timely communicated to those responsible in order that it may be included in this report.

     There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     See Item 8. Financial Statements and Supplementary Data of this report for management’s report on internal control over financial reporting and the report of the Company’s independent registered public accounting firm attestation report on management’s assessment of internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors, including identification of the Audit Committee, the Audit Committee’s financial expert, and executive officers of the Company is contained in the definitive Proxy Statement for the Annual Meeting of Shareholders of NS Group, Inc. to be held on May 11, 2005 (“Proxy”), and is incorporated herein by reference. See also the information regarding executive officers of the registrant set forth in Part I of the Proxy under the caption “Executive Officers of the Registrant” in reliance on General Instruction G to Form 10-K.

     We have adopted a code of ethics that applies to all our directors, officers, and employees. This code is publicly available on our website at http://www.nsgrouponline.com. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website. Our corporate governance guidelines and the charters of our Audit Committee, Nominating/Corporate Governance Committee and Compensation Committee are available on our website under the “Corporate Governance” section. These materials may also be requested in print by writing to our Investor Relations Department at 530 West Ninth Street, Newport, Kentucky 41071.

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to executive compensation and the Company’s equity compensation plans is contained in the Proxy, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to beneficial ownership of NS Group, Inc. common stock by each director and all directors and officers of the Company as a group is contained in the Proxy, and is incorporated herein by reference.

     Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of NS Group, Inc. common stock is contained in the Proxy, and is incorporated herein by reference.

     Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the Proxy, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this item with respect to directors and executive officers is contained in the Proxy, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information with respect to fees and services related to the Company’s independent registered public accounting firm, Deloitte & Touche LLP, and the disclosure of the Audit Committee’s pre-approval policies and procedures are contained in the Proxy and are incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Consolidated Financial Statements required by this item are presented and listed in Part II, Item 8.

	(2)	Consolidated Financial Statement Schedule required by this item is presented and listed in Part II, Item 8.

	(3)	Reference is made to the Index to Exhibits, which is included herein as part of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NS GROUP, INC.

Date: March 7, 2005	By: /s/Thomas J. Depenbrock

Thomas J. Depenbrock, Vice President — Finance,
Treasurer and Chief Financial Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints René J. Robichaud and Thomas J. Depenbrock, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and any other documents and instruments incidental thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 7, 2005	By: /s/René J. Robichaud

René J. Robichaud, President and Chief
Executive Officer and Director
(Principal Executive Officer)

Date: March 7, 2005	By: /s/Thomas J. Depenbrock

Thomas J. Depenbrock, Vice President - Finance,
Treasurer and Chief Financial Officer
(Principal Financial Officer)

Date: March 7, 2005	By: /s/ Gerard J. Brinkman

Gerard J. Brinkman,
Corporate Controller
(Principal Accounting Officer)

Date: March 7, 2005	By: /s/Clifford R. Borland

Clifford R. Borland
Chairman of the Board, Director

Date: March 7, 2005	By: /s/Paul C. Borland, Jr.

Paul C. Borland, Jr., Director

Date: March 7, 2005	By: /s/David A. B. Brown

David A. B. Brown, Director

Date: March 7, 2005	By: /s/J. C. Burton

J. C. Burton, Director

Date: March 7, 2005	By: /s/Patrick J. B. Donnelly

Patrick J. B. Donnelly, Director

Date: March 7, 2005	By: /s/George A. Helland, Jr.

George A. Helland, Jr., Director

Date: March 7, 2005	By: /s/Gary L. Kott

Gary L. Kott, Director

Date: March 7, 2005	By: /s/John F. Schwarz

John F. Schwarz, Director

INDEX TO EXHIBITS

Number	Description
3.1(a)	Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Form S-1 dated January 17, 1995, File No. 33-56637, and incorporated herein by this reference.

3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated November 4, 1998, filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9838, and incorporated herein by this reference.

3.2	Amended and Restated By-Laws of the Company, dated July 30, 2003, filed as Exhibit 3.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2003, File No. 1-9838, and incorporated herein by this reference.

4.1	Rights Agreement dated November 17, 1998 between the Company and Registrar and Transfer Company, filed as Exhibit 1 to the Company’s Form 8-K dated November 5, 1998, File No. 1-9838, and incorporated herein by this reference.

10.1	The Company’s Amended Employee Incentive Stock Option Plan, filed as Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1989, File No. 1-9838, and incorporated herein by this reference.*

10.2	The Company’s Executive Compensation Short-Term Incentive Plan, filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-9838, and incorporated herein by reference.*

10.3	The Company’s Non-Qualified Stock Option and Stock Appreciation Rights Plan of 1988, filed as Exhibit 1 to the Company’s Proxy Statement dated January 13, 1989, File No. 1-9838, and incorporated herein by this reference.*

10.4	The Company’s 1993 Incentive Stock Option Plan, filed as Exhibit 1 to the Company’s Proxy Statement dated December 22, 1992, File No. 1-9838, and incorporated herein by this reference.*

10.5	The Company’s Amended and Restated 1995 Stock Option and Stock Appreciation Rights Plan, filed as Exhibit A to the Company’s Proxy Statement dated December 21, 1998, File No. 1-9838, and incorporated herein by this reference.*

10.6	Form of Change of Control Severance Agreement, filed as Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-9838, and incorporated herein by reference.*

10.7	Form of Salary Continuation Agreement, filed herewith*

10.8	Employment Agreement between the Company and René J. Robichaud, dated March 1, 2002, filed as Exhibit 10.1 to the Company’s Form 10-Q for quarterly period ended March 31, 2002, File No. 1-9838, and incorporated herein by this reference.*

10.9	The Company’s Amended and Restated 2000 Non-Employee Director Stock Option Plan (amended and restated as of February 2002) filed as Exhibit 10.4 to the Company’s Form 10-Q for the three months ended June 30, 2002, File No. 1-9838, and incorporated herein by this reference.*

10.10	Trust Under NS Group, Inc., Salary Continuation Plan, between NS Group, Inc. and Huntington National Bank, Trustee, dated August 8, 2001 filed as Exhibit 10.1 to the Company’s Form 10-Q for the three months ended September 30, 2001, File No. 1-9838, and incorporated herein by this reference.*

10.11	Financing and Security Agreement Between Newport Steel Corporation and Koppel Steel Corporation and The CIT Group/Business Credit, Inc. dated March 29, 2002, filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-9838, and incorporated by this reference.

10.12	Amendment No. 1 to Financing and Security Agreement Between The CIT Group/Business Credit, Inc. and Newport Steel Corporation and Koppel Steel Corporation, dated May 19, 2003, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003, File No.1-9838, and incorporated by this reference.

10.13	Amended and Restated Guaranty Agreement of NS Group, Inc. and Erlanger Tubular Corporation and Northern Kentucky Management, Inc., dated June 20, 2003, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003, File No. 1-9838, and incorporated by this reference.

10.14	Amendment No. 2 to Financing and Security Agreement Between The CIT Group/Business Credit, Inc. and Newport Steel Corporation and Koppel Steel Corporation, dated December 29, 2003, filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-9838, and incorporated herein by this reference.

10.15	The Company’s Equity Plan, filed as Appendix C to the Company’s Proxy Statement dated March 12, 2004, File No. 1-9838, and incorporated herein by this reference.*

10.16	The Company’s Non-Employee Director Equity Plan, filed as Appendix D to the Company’s Proxy Statement dated March 12, 2004, File No. 1-9838, and incorporated herein by this reference.*

10.17	Amendment No. 3 to Financing and Security Agreement Between The CIT Group/Business Credit, Inc. and Newport Steel Corporation and Koppel Steel Corporation, dated March 31, 2004, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004, File No. 1-9838, and incorporated herein by this reference.

10.18 (1)	Letter Agreement with Nucor Corporation dated October 8, 2004, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004, File No. 1-9838, and incorporated herein by this reference.

10.19	Form of NS Group, Inc. Non-Employee Director Equity Plan Nonqualified Stock Option Agreement, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004, File No. 1-9838, and incorporated herein by this reference.*

10.20	Form of NS Group, Inc. Equity Plan Restricted Stock Units Agreement, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004, File No. 1-9838, and incorporated herein by this reference.*

10.21	Form of NS Group, Inc. Equity Plan Nonqualified Stock Option Agreement, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004, File No. 1-9838, and incorporated herein by this reference.*

10.22	Form of NS Group, Inc. Equity Plan Incentive Stock Option Agreement, filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004, File No. 1-9838, and incorporated herein by this reference.*

10.23	Amendment No. 4 to Financing and Security Agreement between The CIT Group/Business Credit, Inc. and Newport Steel Corporation and Koppel Steel Corporation, dated September 10, 2004, filed as Exhibit 10.16 to the Company’s Form 8-K for the report date September 10, 2004, File No. 1-9838, and incorporated herein by this reference.

10.24	The Company’s Amended and Restated Non-Employee Director Equity Plan, filed as Exhibit A to the Company’s Proxy Statement dated March 7, 2005, File No. 1-9838, and incorporated herein by this reference.*

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

21	Subsidiaries of the Company, filed herewith.

23.1	Independent Registered Public Accounting Firm’s consent, filed herewith.

24.1	Power of Attorney (contained on Signature Page).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b), furnished herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b), furnished herewith.

99.1	Risk Factors, filed herewith.

Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company participates or is a party.

(1)	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.