Form 10-Q
period 2005-03-31
NS GROUP INC
filed 2005-05-06
CIK 745026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

COMMISSION FILE NUMBER     1-9838

NS GROUP, INC.

(Exact name of registrant as specified in its charter)

Kentucky (State or other jurisdiction of incorporation or organization)	61-0985936 (I.R.S. Employer Identification No.)

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

At April 27, 2005, there were 22,225,245 shares outstanding of the Company’s common stock.

NS GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net sales	$139,024	$84,517
Cost of products sold	110,561	72,802

Gross profit	28,463	11,715

Selling, general and administrative expenses	5,873	4,354
Restructuring charges	—	1,897

Operating income	22,590	5,464

Investment income	239	36
Interest expense	(159)	(318)
Other, net	37	(38)

Income before income taxes	22,707	5,144
Provision for income taxes	3,374	103

Net income	$19,333	$5,041

Net income per common share -
Basic	$0.88	$0.24
Diluted	$0.86	$0.24

Weighted average shares outstanding -
Basic	22,062	20,910
Diluted	22,529	21,204

See accompanying notes to condensed consolidated financial statements.

NS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$43,875	$30,944
Accounts receivable, less allowances of $1,533 and $1,492, respectively	58,464	54,134
Inventories	122,341	119,817
Operating supplies and prepaid expenses	9,019	9,498
Deferred income taxes	1,625	1,625
Other current assets	2,365	2,379

Total current assets	237,689	218,397
Property, plant and equipment, net	43,741	44,260
Other assets	2,117	2,190
Assets held for sale	2,055	2,055

Total assets	$285,602	$266,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,095	$41,061
Accrued liabilities and other	24,397	25,967
Deferred revenue	13,896	13,641
Current portion of restructuring liabilities	916	896
Current portion of long-term debt	41	41

Total current liabilities	77,345	81,606
Long-term debt	411	421
Deferred income taxes	1,788	1,788
Other long-term liabilities	8,887	8,764

Total liabilities	88,431	92,579

Shareholders’ equity:
Preferred stock, no par value, 2,000 shares authorized, none issued	—	—
Common stock, no par value, 40,000 shares authorized, 25,111 shares issued at 2005 and 2004	288,784	287,897
Treasury stock, at cost, 2,897 and 3,205 shares	(24,480)	(27,085)
Unearned compensation	(276)	(307)
Accumulated other comprehensive income	50	58
Accumulated deficit	(66,907)	(86,240)

Shareholders’ equity	197,171	174,323

Total liabilities and shareholders’ equity	$285,602	$266,902

See accompanying notes to condensed consolidated financial statements.

NS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS — OPERATING ACTIVITIES
Net income	$19,333	$5,041
Adjustments to reconcile net income to net cash flows provided (used) by operating activities:
Depreciation and amortization	1,266	1,339
Amortization of deferred finance costs	72	92
Restructuring charges	—	1,897
Changes in operating assets and liabilities:
Accounts receivable, net	(4,330)	(12,995)
Inventories	(2,524)	(13,404)
Other current assets	471	1,078
Accounts payable	(2,966)	10,084
Accrued liabilities	(1,213)	3,032
Deferred revenue	255	2,336
Restructuring liabilities	—	(167)
Other, net	40	190

Net cash flows provided (used) by operating activities	10,404	(1,477)

CASH FLOWS — INVESTING ACTIVITIES
Purchases of property, plant and equipment	(755)	(308)
Proceeds from sales of assets held for sale	—	3,500
Changes in other assets	—	(61)

Net cash flows provided (used) by investing activities	(755)	3,131

CASH FLOWS — FINANCING ACTIVITIES
Repayments of long-term debt	(10)	(10)
Net repayments under revolving credit facility	—	(3,464)
Decrease in other notes payable	—	(106)
Proceeds from option exercises	3,292	163
Payment of financing costs	—	(105)

Net cash flows provided (used) by financing activities	3,282	(3,522)

Increase (decrease) in cash and equivalents	12,931	(1,868)
Cash and equivalents at beginning of period	30,944	2,628

Cash and equivalents at end of period	$43,875	$760

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2	$178
Cash paid during the period for income taxes	$625	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The condensed consolidated financial statements include the accounts of NS Group, Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company”). The significant subsidiaries are Newport Steel Corporation (“Newport”) and Koppel Steel Corporation (“Koppel”). All significant intercompany balances and transactions have been eliminated.

     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the financial statements. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year. Reference should be made to NS Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 for additional footnote disclosure, including a summary of significant accounting policies. Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

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

     If the Company accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” net income and diluted income per share would have been as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2005	2004
Net income — as reported	$19,333	$5,014
Add: Stock-based employee compensation included in reported net income, net of related tax effects	27	31
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(196)	(399)

Net income — pro forma	$19,164	$4,646

Diluted income per share — as reported	$0.86	$0.24
Effect of stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(0.01)	(0.02)

Diluted income per share — pro forma	$0.85	$0.22

Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common stock equivalents. The following table reconciles the number of common shares outstanding at the end of each period to the number of weighted average basic common shares outstanding and the number of weighted average diluted common shares outstanding for the purposes of calculating basic and diluted earnings per common share. The table also provides the number of shares of common stock potentially issuable at the end of each period and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period.

	Three Months Ended
	March 31,
(In thousands)	2005	2004
Number of common shares outstanding at period-end	22,214	20,930
Effect of using weighted average common shares outstanding	(152)	(20)

Weighted average basic common shares outstanding	22,062	20,910

Dilutive effect of common stock options and restricted stock units	467	294

Weighted average diluted common shares outstanding	22,529	21,204

Potentially issuable shares	559	1,730

Number of potentially issuable shares excluded from diluted common shares outstanding	—	684

Note 2: RESTRUCTURING LIABILITIES AND ASSETS HELD FOR SALE

Restructuring Liabilities

     During the quarter ended March 31, 2001, the Company implemented restructuring initiatives involving certain operations of its business. One initiative was to purchase hot-rolled coils rather than manufacture them at the Company’s welded tubular operations. As a result, the Company discontinued the production of hot-rolled coils and closed its melt shop and hot strip mill operations at its facilities in Wilder, Kentucky, effective March 31, 2001. In addition, the Company decided to exit the special bar quality business by June 30, 2001, which was operated from its Koppel, Pennsylvania facility.

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

     Following is a summary of the accrued restructuring liabilities and activity for the period presented:

(In thousands)	Current	Noncurrent	Total
December 31, 2004	$896	$1,779	$2,675
Payments	(42)		(42)
Receipts	43		43
Reclassifications	19	(19)	—

March 31, 2005	$916	$1,760	$2,676

     At March 31, 2005, the current restructuring liabilities of $0.9 million represent the estimated costs for environmental remediation and monitoring costs of a closed landfill and an operating contract. In addition, Other long-term liabilities includes $1.8 million of restructuring costs, of which $1.4 million represents the estimated costs for post-closure maintenance and monitoring of a landfill and $0.4 million pertains to the estimated costs to fulfill a natural gas transportation contract into 2009. In connection with the Company’s post-closure maintenance and monitoring obligations of the landfill, at March 31, 2005, the Company had $1.6 million of investments held in a restricted trust account which are included in Other assets on the consolidated balance sheet.

     In the first quarter of 2004, the Company recorded $1.9 million in additional restructuring charges primarily related to the settlement of an operating contract.

Assets Held for Sale

     Assets of the closed operations, consisting of machinery and equipment, spare parts and supply inventories, are classified as Assets Held for Sale in the Company’s consolidated balance sheet. The assets include the Company’s best estimates of the amounts expected to be realized on the sale of the assets less costs to sell. While the estimates are based on an analysis of the facilities, including valuations by independent appraisers, the amounts the Company will ultimately realize could differ materially from the amounts estimated. The assets are being actively marketed by an outside broker.

Note 3: SEGMENT AND CONCENTRATIONS INFORMATION

     The Company operates in a single reportable segment which consists of (i) welded and seamless tubular goods used primarily in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); and (ii) line pipe used in the transmission of oil, natural gas and other fluids. The segment reflects the aggregation of two business units which have similar economic characteristics such as products and services, manufacturing processes, customers and distribution channels and is consistent with both internal management reporting and resource and budgetary allocations. Corporate general and administrative expenses are fully absorbed by the segment.

     Net sales by product category for the three month periods presented are as follows:

	Three Months Ended
	March 31,
(In thousands)	2005	2004
Welded products	$59,872	$39,409
Seamless products	79,152	45,108

	$139,024	$84,517

Concentrations

     The Company’s operations are conducted principally in the United States. The Company grants trade credit to customers, the most significant of which are distributors serving the oil and natural gas exploration and production industries. Sales to the Company’s two largest customers accounted for 26% and 12% of net sales for the three months ended March 31, 2005. Sales to the Company’s three largest customers accounted for 26%, 10% and 10% of net sales for the three months ended March 31, 2004. The Company’s two largest customers in 2005 accounted for $19.4 million of the Company’s accounts receivable balances at March 31, 2005. The Company’s three largest customers in fiscal 2004 accounted for $28.1 million of the Company’s accounts receivable balances at December 31, 2004.

     The Company’s welded operations depend primarily on three suppliers for its steel coils with one supplier accounting for the majority of its purchases. If the Company would suffer the loss of a significant customer or supplier, the effect could result in reduced sales or a delay in manufacturing which could adversely affect operating results.

     Approximately 90% of the Company’s 987 hourly employees are represented by the United Steelworkers of America. The collective bargaining agreements for Newport and Koppel expire in 2009 and 2010, respectively. The collective bargaining agreement for one of the Company’s tubular finishing facilities expires in May 2006.

Note 4: INVENTORIES

     Inventories consist of the following:

	March 31,	December 31,
(In thousands)	2005	2004
Raw materials	$37,900	$49,054
Semi-finished and finished products	84,441	70,763

	$122,341	$119,817

Note 5: REVOLVING CREDIT FACILITY

     The Company has a revolving credit facility that provides up to $50.0 million under a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 1.00% to prime plus 1.75% with respect to domestic rate loans, and from the LIBOR rate plus 2.50% to LIBOR plus 3.25% with respect to LIBOR rate loans. The credit agreement contains financial and other covenants, including a minimum level of earnings, as defined in the agreement, and limitations on certain types of transactions, including the ability of the Company’s subsidiaries to declare and pay dividends. At March 31, 2005, the Company was in compliance with the covenants of the credit facility. The credit facility expires in March 2007.

     At March 31, 2005, the Company had $6.9 million of letters of credit outstanding under the credit facility and approximately $43.1 million in borrowing availability. The letters of credit are issued against the credit facility as collateral for the Company’s self-insured workers compensation program. The facility is secured by a first priority lien on substantially all of the Company’s inventories, accounts receivable and property, plant and equipment and related intangibles.

Note 6: COMMITMENTS AND CONTINGENCIES

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

     The Company operates a steel mini-mill at its Koppel, Pennsylvania facility that produces dust that contains lead, cadmium and chromium and is classified as a hazardous waste. Dust produced by its electric arc furnace is collected through emission control systems and recycled at EPA-approved facilities.

     The Company has a closed hazardous waste landfill on its property in Wilder, Kentucky that is being monitored according to a post-closure permit that was approved by the Kentucky Division of Waste Management. The Company has accrued the estimated costs for the post-closure maintenance and monitoring of the landfill and escrowed the funds.

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

     The Company had accrued liabilities of $3.7 million at March 31, 2005 and December 31, 2004 for environmental remediation obligations. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Other

     The Company has entered into a fixed volume and base price contract with its major supplier of steel coils for 2005 of approximately $89.0 million, excluding raw material surcharges and extras.

Note 7: PENSION AND OTHER POSTRETIREMENT PLANS

     Pension and post-retirement health benefit costs for the three months ended March 31, 2005 and 2004 are as follows:

	Pension		Health
	Three Months Ended March 31,
(In thousands)	2005	2004	2005	2004
Service cost	$99	$87	$5	$5
Interest cost	40	33	5	5
Recognized actuarial loss	1	—	—	—
Amortization of transition obligation	—	—	7	7

	$140	$120	$17	$17

Note 8: PRODUCT WARRANTIES

     The Company’s products are used in applications which are subject to inherent risks, including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination or loss of production. The Company warrants its products to meet certain specifications and actual or claimed deficiencies from these specifications may give rise to claims. The Company maintains reserves for asserted and unasserted product warranty and product liability claims. The product warranty and product liability claims exposure is evaluated using historical claim trends and information available on specifically known claims. The Company considers the extent of insurance coverage in its estimate of the reserve. The incurrence of an unusually large dollar claim or a large number of claims could alter the Company’s exposure and the related reserves.

     The following table identifies changes in warranty reserves for the three months ended March 31, 2005 and 2004:

(In thousands)	2005	2004
Balance, January 1	$2,051	$3,057
Accruals for warranties during the period	1,736	398
Settlements made during the period	(857)	(187)

Balance, March 31	$2,930	$3,268

     Included in the balances at March 31, 2005 and 2004 is $0.5 million of valuation accounts that are reported against accounts receivable balances in the consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We make forward-looking statements in this report which represent our expectations or beliefs about future events and financial performance. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” or similar words. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including:

•	world-wide and domestic supplies of and demand for natural gas and oil;

•	fluctuations in industry-wide tubular inventory levels;

•	domestic competitive pressures;

•	the level and pricing of imports and the presence or absence of governmentally imposed trade restrictions;

•	steel coil and steel scrap price volatility;

•	manufacturing efficiencies;

•	costs of compliance with environmental regulations;

•	asserted and unasserted claims;

•	the ability to maintain an internal control framework compliant with Sarbanes-Oxley Section 404;

•	general economic conditions; and

•	other risks and uncertainties described under “Risk Factors” included in Exhibit 99.1 of our annual report on Form 10-K for the year ended December 31, 2004.

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

     For a more complete understanding of our business activities and financial results, you should read the analysis of financial condition and results of operations together with the unaudited financial statements included in this report.

OVERVIEW

Our Products and Facilities

     We are a domestic producer of seamless and welded tubular steel products serving the energy industry. We conduct our business within a single reportable business segment. Our tubular products, commonly referred to as oil country tubular goods (OCTG), are used primarily in oil and natural gas drilling exploration and production operations. We also manufacture line pipe, which is used as gathering lines for the transmission of petrochemicals and hydrocarbons.

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

Economic and Industry-Wide Factors that Affect our Business

Demand for Our Products

     Over 90% of our revenues were derived from the sale of OCTG in the first quarters of 2005 and 2004. Therefore, our revenue is directly dependent on the demand for OCTG, which is highly cyclical in nature. There are a number of factors that we monitor to assist us in estimating the future demand for our OCTG product. Demand for our OCTG products is dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is, among other things, dependent on the current and anticipated supply and demand for oil and natural gas. Oil and natural gas prices are volatile and can have a substantial effect upon drilling levels and resulting demand for our energy related products. Shipments by domestic producers of OCTG products may also be positively or negatively affected by the amount of inventory held by producers, distributors and end-users, as well as by imports of OCTG products.

     The average number of oil and gas drilling rigs operating in the United States (rig count), domestic shipments of OCTG products (excluding exports), OCTG imports and inventories for the first quarters of 2005 and 2004 were as follows:

	First Quarter
	2005	2004
Average natural gas price per mcf	$6.27	$5.69

Average U.S. rig count	1,283	1,118

Domestic OCTG shipments (millions of tons)	0.7	0.7

OCTG imports (millions of tons)	0.3	0.2

OCTG inventories (millions of tons at period-end)	1.7	1.5

Inventory tons per rig (at period-end)	1,299	1,314

     Source: Baker Hughes, Preston Pipe and Tube Report and Company estimates

     Economic conditions in the United States resulted in an estimated real GDP growth of 4.4% in 2004. Relative economic conditions continued to remain strong into the first quarter of 2005, thus supporting natural gas prices that have kept rig count at high activity levels. Based upon current settlement prices for natural gas futures, economists’ forecasts of real GDP growth in 2005, as well as other factors, we estimate the rig count will average 1,290 in 2005. The rig count as of April 29, 2005 was 1,325.

     The amount of OCTG inventory in the United States marketplace also affects demand for our products. U.S. end-users obtain OCTG from domestic and foreign tubular producers and from draw-downs of inventory from the end-user, distributor or tubular producers. While the absolute levels of OCTG inventories at March 31, 2005 of 1.7 million tons exceeded year ago levels, the amount of inventory tons per rig has remained virtually unchanged at 1,299 inventory tons per rig, which we believe represents an historically low level of inventory relative to active rigs. Therefore, we believe that current OCTG inventory levels in the marketplace will not have a detrimental effect on our 2005 shipments assuming our estimate of 2005 drilling levels.

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

     According to published industry reports, imports of OCTG products in the first quarter of 2005 comprised an estimated 33% of total domestic market shipments, compared to 24% in the first quarter of 2004.

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

Costs of Our Products

     As a manufacturer of tubular steel products, the costs of our products include steel raw material costs, direct and indirect labor, energy costs and other direct and indirect manufacturing costs. The primary raw material used in our seamless operations is steel scrap, which in the first quarter of 2005 represented approximately 24% of cost of goods sold for our seamless products. At our welded facility, purchased steel coil is the primary raw material, which represented approximately 80% of cost of goods sold for our welded products. As a result, the steel industry, which is highly cyclical and volatile in nature, can affect our costs both positively and negatively. Various factors, most of which are beyond our control, affect the price of steel scrap and coils. These factors include:

•	supply and demand factors, both domestic and global;

•	freight costs and transportation availability;

•	inventory levels of brokers and distributors;

•	the level of imports and exports; and

•	general economic conditions.

     Our quarterly average cost per net ton of purchased steel scrap, used in our seamless operations, for the comparative periods was as follows:

     The following chart illustrates the average market price of steel coil, which is used in our welded operations, for the comparative periods presented, as reported by American Metal Market. Such prices are illustrative of trends that we have experienced with our purchased steel coil.

     Because we value our inventory on a FIFO basis, the steel component of our cost of goods sold lags steel price changes by four to six months.

     Although first quarter 2005 steel scrap and coil prices declined from the 2004 fourth quarter levels, based upon our view of the factors that impact the price of steel scrap and coils, we believe our annual 2005 steel scrap and coil costs will approximate the average of 2004.

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

RESULTS OF OPERATIONS

     A summary of our results of operations, revenue per ton and tons shipped for the three months ended March 31, 2005 and 2004 are included in the following table (dollars in thousands, except for revenue per ton):

			Change
			2005 vs 2004
	2005	2004	$	%
Net sales
Welded products	$59,872	$39,409	$20,463	51.9
Seamless products(1)	79,152	45,108	34,044	75.5

	$139,024	$84,517	$54,507	64.5

Gross profit	$28,463	$11,715	$16,748	143.0

Selling, general and administrative	$5,873	$4,354	$1,519	34.9

Operating income (2)	$22,590	$5,464	$17,126	313.4

Net income	$19,333	$5,041	$14,292	283.5

Net income per diluted share	$0.86	$0.24	$0.62	258.3

Revenue per ton
Welded products	$1,075	$568	$507	89.3
Seamless products	$1,467	$890	$577	64.8

Tons shipped
Welded products	55,700	69,400	(13,700)	(19.7)
Seamless products	53,000	50,700	2,300	4.5

	108,700	120,100	(11,400)	(9.5)

Average rig count	1,283	1,118	165	14.8

(1)	Includes sales of semi-finished steel. Such amounts are deemed immaterial.

(2)	Includes restructuring charges of $1.9 million in the first quarter of 2004. See Note 2: Restructuring Charges to the Condensed Consolidated Financial Statements.

Results of Operations – First Quarter 2005 Compared to First Quarter 2004

Summary

     Net sales for 2005 were $139.0 million compared to $84.5 million in 2004, an increase of $54.5 million, or 64.5%. Operating income for 2005 was $22.6 million compared to 2004 operating income of $5.5 million, which included $1.9 million of restructuring charges. Net income for 2005 was $19.3 million, or $0.86 per diluted share, compared to 2004 net income of $5.0 million, or $0.24 per diluted share, which included $0.09 per diluted share in restructuring charges.

Net Sales

     The increase in net sales in 2005 of 64.5% over 2004 was primarily attributable to significant increases in revenue per ton for both our welded and seamless tubular products, despite a 9.5% decrease in shipments. The increase in average revenue per ton was primarily due to price increases resulting from the increase in demand for tubular products as well as the pass through of increased steel costs. The decline in shipments was attributable to our welded product and occurred, in part, due to customers building inventories in the first quarter of 2004 at a greater rate when compared to the 2005 first quarter.

Gross Profit

     Our gross profit for 2005 was $28.4 million, as compared to gross profit for 2004 of $11.7 million, an increase of $16.7 million. Our gross profit percent in 2005 was 20.5% compared to a gross profit percent of 13.9% in 2004. Gross profit improved in 2005 primarily as a result of significant increases in prices partially offset by higher steel raw material costs.

Selling General and Administrative Expenses

     Selling, general and administrative expenses in 2005 were higher by $1.5 million compared to 2004, but decreased as a percentage of net sales to 4.2% in 2005 from 5.2% in 2004. Customer claims, payroll taxes related to stock option exercises and professional fees accounted for the majority of the increase.

Restructuring Charges

     We recorded $1.9 million of restructuring charges in the first quarter of 2004 related primarily to the settlement of an operating contract that was cancelled in connection with the restructuring of our operations in 2001.

Investment Income, Interest Expense, Other, Net

     Our investment income was $0.2 million in 2005, compared to income of $0.04 million in 2004. Investment income increased in 2005 over 2004 as a result of an increase in average invested cash balances.

     Our 2005 interest expense consists primarily of fees associated with outstanding letters of credit under our revolving credit facility, as well as the amortization of deferred financing costs. We had no borrowings under our credit facility in 2005. Our 2004 interest expense represents the aforementioned costs as well as interest expense on outstanding loans under the credit facility.

Income Taxes

     Income tax expense for the first quarter of 2005 was computed at a combined federal and state effective tax rate of approximately 14.9% compared to a combined effective rate for the first quarter of 2004 of 2.0%. The effective rate for the first quarter of 2005 reflects management’s estimate of the rate for the full year and is based upon annual pre-tax earning estimates and the utilization of available net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Overview

     Our principal sources of liquidity have historically included cash flow from operating activities, our revolving credit facility and other sources of financing through the capital markets. Our business is highly cyclical in nature and therefore our cash flows from operating activities can vary significantly. We consider working capital items such as accounts receivable, inventory, accounts payable and accrued liabilities as critical components to managing our liquidity. We currently depend on cash flows from operations and our credit facility to fund our working capital needs.

     Based upon our current market outlook, we believe income from operations will improve in the year 2005 as compared to the year 2004 due to increased revenues, resulting primarily from increased pricing, as well as improvements in our conversion costs. As such, we believe cash flows from operations, together with our credit facility and other sources will be sufficient to meet our anticipated working capital and capital expenditure requirements.

Working Capital

     Working capital at March 31, 2005 was $160.3 million, an increase of $23.5 million from the $136.8 million at December 31, 2004, and the ratio of current assets to current liabilities at March 31, 2005 was 3.1 to 1 compared to 2.7 to 1 at December 31, 2004. Increases in our cash and equivalents balances, accounts receivable and inventory accounted for $19.8 million of the increase in working capital.

     At March 31, 2005 we had cash and equivalents totaling $43.9 million compared to cash and equivalents of $30.9 million at December 31, 2004. There were no borrowings on our credit facility at March 31, 2005.

Operating Cash Flows

     Cash provided by operating activities in 2005 was $10.4 million. We had operating income of $22.6 million, which included depreciation and amortization charges of $1.3 million. Operating cash flows supported a $10.3 million net increase in our operating assets and liabilities. Major components of the changes in our operating assets and liabilities included a $4.3 million increase in accounts receivable, a $2.5 million increase in inventories, a decrease of $3.0 million in accounts payable and a decrease in accrued liabilities of $1.2 million, partially offset by increases of $0.4 million and $0.3 million in other current assets and deferred revenue, respectively. The increase in our accounts receivable balance was primarily the result of increased pricing. Our investment in inventory increased because of higher quantities of our seamless products on hand to meet increased shipment levels anticipated for the second quarter as well as an overall increase in the steel raw material costs component of inventory, particularly in our welded operations. Accrued liabilities decreased as a result of payments for hourly and salaried profit sharing and incentive plans during the first quarter. The increase in deferred revenue resulted primarily from increased selling prices.

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

Investing Cash Flows

     Cash flows used in investing activities were $0.8 million in 2005, which were related to the purchase of equipment. Cash flows provided by investing activities were $3.1 million in 2004, primarily comprised of $3.5 million of proceeds from sales of assets held for sale which were offset by $0.3 million of equipment purchases.

     We currently estimate that our capital spending for the year 2005 will be approximately $17.0 million, the majority of which is estimated for maintenance and improvement projects. Our sources of funding for capital expenditures include available cash on hand, cash flows from operations and borrowing availability under our credit facility. The amount ultimately spent will depend upon the availability of these resources.

Financing Cash Flows

     Cash flows from financing activities provided $3.3 million from the exercise of stock options in 2005.

     We made net repayments against our revolving credit facility of $3.5 million in 2004 and had $11.5 million in outstanding loans under the facility as of March 31, 2004.

Contractual Obligations and Other Cash Requirements

     We have a $50.0 million revolving credit facility that expires in March 2007. As of March 31, 2005, we had no loans outstanding under the credit facility. We had outstanding letters of credit in the amount of $6.9 million, reducing the amount of funds available under the credit facility to approximately $43.1 million as of March 31, 2005. The facility is secured by a first priority lien on substantially all of our inventories, accounts receivable and property, plant and equipment.

Critical Accounting Policies and Estimates

     Our management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

     On an on-going basis, we evaluate our estimates, including those related to customer claims, allowance for doubtful accounts, inventories, long-lived assets, assets held for sale, income taxes, product liability, workers’ compensation claims, restructuring liabilities, environmental contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

RECENTLY ISSUED ACCOUNTING STANDARDS

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123®, ''Share-Based Payment,’’ which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123® requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123® is effective for us January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently evaluating the requirements of SFAS 123® and its transition alternatives. The adoption of SFAS 123® could have a material impact on our consolidated results of operations and earnings per share depending on the number and fair value of future awards.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to amend the guidance in Chapter 4, Inventory Pricing, of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, which will become effective for us on January 1, 2006. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The statement requires that those items be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 to have a material effect on our results of operations, cash flows or financial condition.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1), which states that the FASB staff believes that the qualified production activities deduction provided by the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction in accordance with FASB Statement No. 109 (FAS 109.) This FSP was effective upon issuance. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. Accordingly, the special deduction has no effect on deferred tax assets and liabilities existing as of the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We are currently evaluating the effect that of FSP FAS 109-1 will have on our consolidated results of operations and financial condition but do not expect FSP FAS 109-1 to have a material effect on our results of operations, cash flows or financial condition.

     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143,” (FIN 47) which clarifies the term “conditional asset retirement obligation” used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are required to adopt FIN 47 no later than December 31, 2005. We do not expect the adoption of FIN 47 to have a material impact on our consolidated results of operations, cash flows or financial condition

OTHER MATTERS

     You should read Note 6 to the Consolidated Financial Statements for information pertaining to commitments and contingencies.

     In May 2005 the Company entered into a new collective bargaining agreement with its hourly employees at Newport. In April 2005, the Company entered into a new collective bargaining agreement with its hourly employees at Koppel. The new agreements expire in 2009 and 2010, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have not used derivative financial instruments for any purpose during the periods shown, including trading or speculating on changes in interest rates or commodity prices of materials.

     Purchased steel, in the form of hot-rolled coils and steel scrap, represents the largest portion of our cost of goods sold. The price and availability of steel coils and scrap that we use in our manufacturing processes are highly competitive and volatile. Various factors, most of which are beyond our control, affect the supply and price of steel coils and scrap. In order to ensure a portion of our expected steel coil needs for 2005, we entered into a fixed volume and base price contract with one major supplier for a portion of our estimated requirements. The base amount of the commitment is approximately $89 million, excluding raw material surcharges and extras. Changes in steel coil and scrap costs have had a significant impact on our earnings, and we expect that future changes will continue to significantly impact our earnings. Reference is made to “Overview-Economic and Industry-Wide Factors that Affect our Business – ”Costs of Our Products” included in Item 2 for additional comments regarding steel costs.

     We are exposed to market risk for changes in interest rates for borrowings under our revolving credit facility. Borrowings under the credit facility bear interest at variable rates and the fair value of the borrowings are not significantly affected by changes in market interest rates. As of March 31, 2005, we had no borrowings outstanding under our credit facility.

     We purchase natural gas and electricity for our operations and, therefore, have a market risk related to natural gas and electricity purchases in the open market at spot prices. The prices of such purchases and futures positions are subject to wide fluctuations due to unpredictable factors such as weather, government policies and demand for natural gas and competitive fuels. As a result, our earnings could be affected by changes in the price and availability of natural gas and electricity. As market conditions dictate, we will lock in future gas and electricity prices using fixed price contracts.

ITEM 4. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis and that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

     Changes in Internal Controls. We implemented a new payroll and human resources system at our seamless operation effective January 1, 2005. There were no other significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to workers’ compensation, health care and product liability coverage, each of which is self-insured to certain levels, as well as commercial and other matters. Reference is made to “Environmental” in Note 6 to our unaudited consolidated financial statements included in Part I, concerning certain proceedings we are involved in with the EPA. Based upon evaluation of available information, we do not believe that any such matters will have, individually or in the aggregate, a material adverse effect upon our consolidated financial position, results of operations or cash flows.

ITEM 6. EXHIBITS

     (a)     (1)     Exhibits — Reference is made to the Index to Exhibits, which is included herein as part of this report

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NS GROUP, INC.

Date: May 5, 2005	By:/s/René J. Robichaud

René J. Robichaud, President and Chief
Executive Officer and Director (Principal Executive Officer)

Date: May 5, 2005	By: /s/Thomas J. Depenbrock

Thomas J. Depenbrock, Vice President —
Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2005	By: /s/ Gerard J. Brinkman

Gerard J. Brinkman,
Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description
3.1(a)	Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Form S-1 dated January 17, 1995, File No. 33-56637, and incorporated herein by this reference.

3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated November 4, 1998, filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9838, and incorporated herein by this reference.

3.2	Amended and Restated By-Laws of the Company, dated July 30, 2003, filed as Exhibit 3.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2003, File No. 1-9838, and incorporated herein by this reference.

4.1	Rights Agreement dated November 17, 1998 between the Company and Registrar and Transfer Company, filed as Exhibit 1 to the Company’s Form 8-K dated November 5, 1998, File No. 1-9838, and incorporated herein by this reference.

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b), furnished herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b), furnished herewith.