Form 10-Q
period 2005-06-30
NS GROUP INC
filed 2005-08-05
CIK 745026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
COMMISSION FILE NUMBER 1-9838
NS GROUP, INC.
(Exact name of registrant as specified in its charter)

Kentucky	61-0985936
(State of incorporation)	(I.R.S. Employer Identification No.)
530 West Ninth Street, Newport, Kentucky 41071
(Address of principal executive offices)
Registrant’s telephone number, including area code (859) 292-6809
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
At July 29, 2005, there were 22,400,581 shares outstanding of the Company’s common stock.

NS GROUP, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$167,823	$109,433	$306,847	$193,950
Cost of products sold	122,027	83,807	232,588	156,609

Gross profit	45,796	25,626	74,259	37,341

Selling, general and administrative expenses	5,763	3,990	11,636	8,344
Restructuring charges	—	—	—	1,897

Operating income	40,033	21,636	62,623	27,100

Investment income	407	19	646	55
Interest expense	(176)	(353)	(335)	(671)
Other, net	34	20	71	(18)

Income before income taxes	40,298	21,322	63,005	26,466
Provision for income taxes	3,077	718	6,451	821

Net income	$37,221	$20,604	$56,554	$25,645

Earnings per common share:
Basic	$1.67	$0.98	$2.55	$1.23
Diluted	$1.65	$0.96	$2.51	$1.20

Weighted average shares outstanding:
Basic	22,255	20,941	22,159	20,925
Diluted	22,601	21,463	22,550	21,333
See accompanying notes to the condensed consolidated financial statements.

NS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$61,671	$30,944
Short-term investments	10,353	—
Accounts receivable, less allowances of $1,792 and $1,492, respectively	73,065	54,134
Inventories	113,161	119,817
Operating supplies and prepaid expenses	10,955	9,498
Deferred income taxes	4,625	1,625
Other current assets	2,365	2,379

Total current assets	276,195	218,397
Property, plant and equipment, net	44,043	44,260
Other assets	2,044	2,190
Assets held for sale	1,235	2,055

Total assets	$323,517	$266,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,452	$41,061
Accrued liabilities and other	22,558	23,998
Accrued income taxes	7,786	1,969
Deferred revenue	13,740	13,641
Current portion of restructuring liabilities	939	896
Current portion of long-term debt	41	41

Total current liabilities	76,516	81,606
Long-term debt	401	421
Deferred income taxes	1,788	1,788
Other long-term liabilities	9,072	8,764

Total liabilities	87,777	92,579

Shareholders’ equity:
Preferred stock, no par value, 2,000 shares authorized, none issued	—	—
Common stock, no par value, 40,000 shares authorized, 25,129 shares in 2005 and 25,111 shares in 2004 issued	289,750	287,897
Treasury stock, at cost, 2,789 shares in 2005 and 3,205 shares in 2004	(23,668)	(27,085)
Unearned compensation	(710)	(307)
Accumulated other comprehensive income	54	58
Accumulated deficit	(29,686)	(86,240)

Shareholders’ equity	235,740	174,323

Total liabilities and shareholders’ equity	$323,517	$266,902

See accompanying notes to the condensed consolidated financial statements.

NS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$56,554	$25,645
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	2,696	2,676
Deferred income taxes	(3,000)	—
Amortization of deferred finance costs	145	138
Changes in operating assets and liabilities:
Accounts receivable, net	(18,481)	(16,711)
Inventories	6,656	(24,335)
Other current assets	(1,461)	963
Accounts payable	(9,609)	6,133
Accrued liabilities	(1,131)	5,001
Deferred revenue	99	7,329
Income taxes payable	6,017	821
Restructuring liabilities	—	(3,006)
Other, net	249	374

Net cash flows provided by operating activities	38,734	5,028

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,487)	(822)
Purchases of short-term investments	(10,353)	—
Proceeds from sales of assets held for sale	426	6,914

Net cash flows provided (used) by investing activities	(12,414)	6,092

FINANCING ACTIVITIES
Repayments of long-term debt	(20)	(20)
Net repayments under revolving credit facility	—	(12,710)
Decrease in other notes payable	—	(106)
Proceeds from option exercises	4,531	315
Additions to cost of treasury shares	(104)	—
Payment of financing costs	—	(111)

Net cash flows provided (used) by financing activities	4,407	(12,632)

Increase (decrease) in cash and equivalents	30,727	(1,512)
Cash and equivalents at beginning of period	30,944	2,628

Cash and equivalents at end of period	$61,671	$1,116

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5	$369
Cash paid during the period for income taxes	$3,125	$—
See accompanying notes to the condensed consolidated financial statements.

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

Stock-Based Compensation
     The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. If the Company accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” net income and diluted earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Net income — as reported	$37,221	$20,604	$56,554	$25,645
Add: Stock-based employee compensation included in reported net income, net of related tax effects	50	30	77	61
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(150)	(367)	(346)	(766)

Net income - pro forma	$37,121	$20,267	$56,285	$24,940

Diluted earnings per share — as reported	$1.65	$0.96	$2.51	$1.20
Effect of stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(0.01)	(0.02)	(0.01)	(0.04)

Diluted earnings per share - pro forma	$1.64	$0.94	$2.50	$1.16

     During the first six months of 2005 and 2004, option awards were granted with an exercise price equal to the market price of the Company’s stock as of the date of grant. A total of 56,400 and 89,500 stock options were awarded in the first six months of 2005 and 2004, respectively. The fair value of the granted options are determined using the Black-Scholes option pricing model using assumptions that are evaluated and revised, as necessary, to reflect market conditions and experience. The fair value per share of options granted during the first six months of 2005 and 2004 was $17.67 and $8.12, respectively.
     In May 2005, the Company awarded 17,400 shares of restricted stock to directors and officers of the Company under the 2004 NS Group, Inc. Amended and Restated Non-employee Directors Equity Plan and the NS Group, Inc. Equity Plan. The restricted stock vests at the end of three years of continuous service with the Company. The market value of the restricted shares on the date of grant was approximately $494,000 and is being amortized on a straight-line basis to expense over the vesting period.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004
Number of common shares outstanding at period-end	22,340	20,953	22,340	20,953
Effect of using weighted average common shares outstanding	(85)	(12)	(181)	(28)

Weighted average basic common shares outstanding	22,255	20,941	22,159	20,925

Dilutive effect of common stock options and restricted stock units	346	522	391	408

Weighted average diluted common shares outstanding	22,601	21,463	22,550	21,333

Potentially issuable shares	468	1,730	478	1,808

Number of potentially issuable shares excluded from diluted common shares outstanding	—	684	—	673
Note 2: SHORT-TERM INVESTMENTS
     Short-term investments primarily consist of commercial paper, corporate notes and United States government agency notes with original maturities of greater than 90 days but less than one year. Included in this amount at June 30, 2005 is $5.4 million, which is collateral for self-insured workers’ compensation claims.
Note 3: RESTRUCTURING LIABILITIES AND ASSETS HELD FOR SALE
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

     Following is a summary of the accrued restructuring liabilities and activity for the period presented:

(In thousands)	Current	Long-term	Total
December 31, 2004	$896	$1,779	$2,675
Payments	(59)		(59)
Receipts	68		68
Reclassifications	34	(34)	—

June 30, 2005	$939	$1,745	$2,684

     At June 30, 2005, the current restructuring liabilities of $0.9 million represent the estimated costs for environmental remediation, annual monitoring costs of a closed landfill and an operating contract. In addition, Other long-term liabilities includes $1.7 million of restructuring costs, of which $1.4 million represents the estimated costs for post-closure maintenance and monitoring of a landfill and $0.3 million pertains to the estimated costs to fulfill a natural gas transportation contract into 2009. In connection with the Company’s post-closure maintenance and monitoring obligations of the landfill, at June 30, 2005, the Company had $1.6 million of investments held in a restricted trust account which are included in Other assets on the consolidated balance sheet.
     In the first quarter of 2004, the Company recorded $1.9 million in additional restructuring charges primarily related to the settlement of an operating contract.
Assets Held for Sale
     Assets of the closed operations, consisting of machinery and equipment, spare parts and supply inventories, are classified as Assets Held for Sale in the Company’s consolidated balance sheet. The assets include the Company’s best estimates of the amounts expected to be realized on the sale of the assets less costs to sell. While the estimates are based on an analysis of the facilities, including valuations by independent appraisers, the amounts the Company will ultimately realize could differ materially from the amounts estimated. The assets are being actively marketed by an outside broker. During the six months ended June 30, 2005, the Company recognized $0.9 million for sales of these assets. The net amount realized was treated as a reduction of Assets Held for Sale.
Note 4: SEGMENT AND CONCENTRATIONS INFORMATION
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
     Net sales by product category for the three and six month periods are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004
Welded	$61,144	$44,544	$121,016	$83,953
Seamless	106,679	64,889	185,831	109,997

	$167,823	$109,433	$306,847	$193,950

Concentrations
     The Company’s operations are conducted principally in the United States. The Company grants trade credit to customers, the most significant of which are distributors serving the oil and natural gas exploration and production industries. Sales to the Company’s two largest customers accounted for 24% and 14% of net sales for the three months ended June 30, 2005. Sales to the Company’s two largest customers accounted for 34% and 12% of net sales for the three months ended June 30, 2004. Sales to the Company’s two largest customers accounted for 25% and 13% of net sales for the six months ended June 30, 2005. Sales to the Company’s three largest customers accounted for 30%, 11%, and 10% of net sales for the six months ended June 30, 2004. The Company’s two largest customers in 2005 accounted for $23.9 million of the Company’s accounts receivable balances at June 30, 2005. The Company’s three largest customers in 2004 accounted for $28.1 million of the Company’s accounts receivable balances at December 31, 2004.
     The Company’s welded operations depend primarily on three suppliers for its steel coils with one supplier accounting for the majority of its purchases.
     If the Company would suffer the loss of a significant customer or supplier, the effect could result in reduced sales or a delay in manufacturing which could adversely affect operating results.
     Approximately 90% of the Company’s 960 hourly employees are represented by the United Steelworkers of America. The collective bargaining agreements for Newport and Koppel expire in 2009 and 2010, respectively. The collective bargaining agreement for one of the Company’s tubular finishing facilities expires in May 2006.
Note 5: INVENTORIES
     Inventories consist of the following:

	June 30,	December 31,
(In thousands)	2005	2004
Raw materials	$27,597	$49,054
Semi-finished and finished products	85,564	70,763

	$113,161	$119,817

Note 6: REVOLVING CREDIT FACILITY
     The Company has a revolving credit facility that provides up to $50.0 million under a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 1.00% to prime plus 1.75% with respect to domestic rate loans, and from the LIBOR rate plus 2.50% to LIBOR plus 3.25% with respect to LIBOR rate loans. The credit agreement contains financial and other covenants, including a minimum level of earnings, as defined in the agreement, and limitations on certain types of transactions, including the ability of the Company’s subsidiaries to declare and pay dividends. The facility is secured by a first priority lien on substantially all of the Company’s inventories, accounts receivable and property, plant and equipment and related intangibles. At June 30, 2005, the Company was in compliance with the covenants of the credit facility. The credit facility expires in March 2007.
     At June 30, 2005, the Company had $2.0 million of letters of credit outstanding under the credit facility and approximately $48.0 million in borrowing availability. The letters of credit are issued against the credit facility as collateral for the Company’s self-insured workers compensation program.

Note 7: COMMITMENTS AND CONTINGENCIES
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
     The Company had accrued liabilities of $3.8 million and $3.7 million at June 30, 2005 and December 31, 2004, respectively, for environmental remediation obligations. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 8: PENSION AND POSTRETIREMENT HEALTH PLANS
     Pension and postretirement health benefit costs are as follows:

	Three Months Ended June 30,
	Pension		Health
(In thousands)	2005	2004	2005	2004
Service cost	$100	$88	$6	$4
Interest cost	40	32	5	6
Recognized actuarial loss	1	—	—	—
Amortization of transition obligation	—	—	7	7

	$141	$120	$18	$17

	Six Months Ended June 30,
	Pension		Health
(In thousands)	2005	2004	2005	2004
Service cost	$199	$175	$11	$9
Interest cost	80	65	10	11
Recognized actuarial loss	2	—	—	—
Amortization of transition obligation	—	—	14	14

	$281	$240	$35	$34

Note 9: PRODUCT WARRANTIES
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
     The following table identifies changes in warranty reserves for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2005	2004	2005	2004
Balance, beginning of period	$2,930	$3,268	$2,051	$3,057
Accruals for warranties during the period	437	(31)	2,173	367
Settlements made during the period	(202)	(1,164)	(1,059)	(1,351)

Balance, June 30	$3,165	$2,073	$3,165	$2,073

     Included in the balances at June 30, 2005 and 2004 is $0.5 million of valuation accounts that are reported against accounts receivable balances in the consolidated balance sheets.

Note 10: INCOME TAXES
     The provision for income taxes consists of federal and state taxes. The Company’s operations are in various locations in the United States, and accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The provisions are based on an annual effective rate, which requires management to make its best estimate of annual pre-tax income. During the year, management regularly updates these estimates. To the extent that actual pretax results in 2005 vary from estimates applied at the end of the most recent interim period, the actual tax provision in 2005 could be materially different from the estimated annual tax provision as of the end of the second quarter.
     Income tax expense for the second quarter and first half of 2005 was computed at a combined federal and state effective tax rate of approximately 15.0%, which reflects management’s estimate of the rate for the full year and the utilization of all available Federal net operating loss carryforwards. In addition, the effective rate was impacted by the reversal in the second quarter of certain tax valuation allowances related to deferred tax assets which reverse in years after December 31, 2005. The reversal of the tax valuation allowances decreased income tax expense by $3.0 million, or $0.13 per diluted share, in the second quarter and first half of 2005. The effective rate for the second quarter and first half of 2004 was 3.4 % and 3.1%, respectively.
     At June 30, 2005, the Company had valuation allowances against certain state net operating loss carryforwards primarily as a result of statutory limitations on their utilization.

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
     Our products are manufactured and sold under two brands. Our Koppel brand is our seamless tubular product manufactured at our facility located near Koppel, Pennsylvania. Our Newport brand is our welded tubular product manufactured at our tubular facilities located near Newport, Kentucky. The primary geographic market for our products is the southwestern, western and Appalachian regions of the United States, as well as western regions of Canada. We also operate tubular finishing facilities in the southwest United States, where we can provide further finishing processes to our products.

Economic and Industry-Wide Factors that Affect our Business
Demand for Our Products
     Over 90% of our revenues were derived from the sale of OCTG in the quarters and six months ended June 30, 2005 and 2004, respectively. Therefore, our revenue is directly dependent on the demand for OCTG, which is highly cyclical in nature. There are a number of factors that we monitor to assist us in estimating the future demand for our OCTG products. Demand for our OCTG products is dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is, among other things, dependent on the current and anticipated supply and demand for oil and natural gas. Oil and natural gas prices are volatile and can have a substantial effect upon drilling levels and resulting demand for our energy related products. Shipments by domestic producers of OCTG products may also be positively or negatively affected by the amount of inventory held by producers, distributors and end-users, as well as by imports of OCTG products.
     The average number of oil and gas drilling rigs operating in the United States (rig count), domestic shipments of OCTG products (excluding exports), OCTG imports and inventories for the quarters and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Average natural gas price per mcf	$6.73	$5.99	$6.50	$5.84

Average U.S. rig count	1,339	1,165	1,311	1,144

Domestic OCTG shipments (millions of tons)	0.7	0.6	1.3	1.3

OCTG imports (millions of tons)	0.5	0.3	0.8	0.5

OCTG inventories (millions of tons at period-end)			1.9	1.6

Inventory tons per rig (at period-end)			1,387	1,331
     Source: Baker Hughes, Preston Pipe and Tube Report and Company estimates
     Economic conditions in the United States resulted in real GDP growth of 4.4% in 2004. Relative economic conditions continued to remain strong in the first half of 2005, thus supporting natural gas demand and prices that have kept rig count at high activity levels. For the six months ended June 30, 2005, rigs drilling for natural gas represented approximately 87% of the 1,311 rigs. Based upon current settlement prices for natural gas futures, economists’ forecasts of real GDP growth in 2005, as well as other factors, we estimate the rig count will average 1,360 in 2005. The rig count as of July 29, 2005 was 1,412.
     The amount of OCTG inventory in the United States marketplace also affects demand for our products. U.S. end-users obtain OCTG from domestic and foreign tubular producers and from draw-downs of inventory from the end-user, distributor or tubular producers. While the estimated absolute levels of OCTG inventories at June 30, 2005 of 1.9 million tons exceeded year ago levels, the amount of inventory tons per rig has remained at a low level relative to historical levels of inventory per active rig. Therefore, we believe that current OCTG inventory levels in the marketplace will not have a significant detrimental effect on our 2005 shipments assuming our estimate of 2005 drilling levels.

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
     According to published industry reports, imports of OCTG products in the first half of 2005 comprised an estimated 36% of total domestic market shipments, compared to 27% in the first half of 2004.
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
Costs of Our Products
     As a manufacturer of tubular steel products, the costs of our products include steel raw material costs, direct and indirect labor, energy costs and other direct and indirect manufacturing costs. The primary raw material used in our seamless operations is steel scrap, which in the first half of 2005 represented approximately 23% of cost of products sold for our seamless products. At our welded facility, purchased steel coil is the primary raw material, which represented approximately 80% of cost of products sold for our welded products in the first half of 2005. As a result, the steel industry, which is highly cyclical and volatile in nature, can affect our costs both positively and negatively. Various factors, most of which are beyond our control, affect the price of steel scrap and coils. These factors include:
•	supply and demand factors, both domestic and global;

•	freight costs and transportation availability;

•	inventory levels of brokers and distributors;

•	the level of imports and exports; and

•	general economic conditions.

     Our quarterly average cost per net ton of purchased steel scrap, used in our seamless operations, for the periods presented are as follows:
NS Group Purchased Steel Scrap
Average Cost Per Net Ton
     The following chart illustrates the average market price of steel coil, which is used in our welded operations, for the periods presented, as reported by American Metal Market. Such prices are illustrative of trends that we have experienced with our purchased steel coil.
Average Price Per Ton of Steel Coil
     Because we value our inventory on a FIFO basis, the steel component of our cost of products sold lags steel purchase price changes by four to six months.
     Based upon our view of the factors that impact the price of steel scrap and coils, we currently believe our 2005 third and fourth quarter steel scrap purchase costs will increase sequentially approximately 3% and 23% from our 2005 second quarter. In addition, we currently believe our 2005 third quarter steel coil purchase costs will decrease approximately 17% from our 2005 second quarter, and then increase sequentially by approximately 15% in the fourth quarter.
     There can be no assurance that raw material supply will be consistently available to meet our customer demand. A decline in demand for our product may result in lower selling prices which could result in an inability to fully recover our inventory cost.

RESULTS OF OPERATIONS
     A summary of our results for the three and six months ended June 30, 2005 and 2004 are included in the following table (dollars in thousands, except for share data and revenue per ton):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		2005 vs 2004		June 30,		2005 vs 2004
	2005	2004	$	%	2005	2004	$	%
Net sales
Welded products	$61,144	$44,544	$16,600	37.3	$121,016	$83,953	$37,063	44.1
Seamless products	106,679	64,889	41,790	64.4	185,831	109,997	75,834	68.9

	$167,823	$109,433	$58,390	53.4	$306,847	$193,950	$112,897	58.2

Gross profit	$45,796	$25,626	$20,170	78.7	$74,259	$37,341	$36,918	98.9

Selling, general and administrative	$5,763	$3,990	$1,773	44.4	$11,636	$8,344	$3,292	39.5

Operating income (1)	$40,033	$21,636	$18,397	85.0	$62,623	$27,100	$35,523	131.1

Net income	$37,221	$20,604	$16,617	80.6	$56,554	$25,645	$30,909	120.5

Earnings per diluted share	$1.65	$0.96	$0.69	71.9	$2.51	$1.20	$1.31	109.2

Revenue per ton (2)
Welded products	$1,071	$862	$209	24.2	$1,073	$693	$380	54.8
Seamless products	$1,659	$1,052	$607	57.7	$1,572	$979	$593	60.6

Tons shipped (2)
Welded products	57,100	51,700	5,400	10.4	112,800	121,100	(8,300)	(6.9)
Seamless products	63,700	61,700	2,000	3.2	116,700	112,400	4,300	3.8

	120,800	113,400	7,400	6.5	229,500	233,500	(4,000)	(1.7)

Average rig count	1,339	1,165	174	14.9	1,311	1,144	167	14.6

(1)	Includes restructuring charges of $1.9 million in the first quarter of 2004. See Note 3: Restructuring Charges to the Condensed Consolidated Financial Statements.

(2)	Revenue per ton and shipment data for tubular products only.

Results of Operations – Second Quarter 2005 Compared to Second Quarter 2004
Summary
     Net sales for 2005 were $167.8 million compared to $109.4 million in 2004, an increase of $58.4 million, or 53.4%. Operating income for 2005 was $40.0 million compared to 2004 operating income of $21.6 million. Net income for 2005 was $37.2 million, or $1.65 per diluted share, compared to 2004 net income of $20.6 million, or $0.96 per diluted share.
Net Sales
     The increase in net sales in 2005 of 53.4% over 2004 was primarily attributable to significant increases in revenue per ton for both our welded and seamless tubular products and a 6.5% increase in shipments. The increase in average revenue per ton was primarily due to price increases resulting from the increase in demand for tubular products as well as the pass through of increased steel costs. The increase in shipments was attributable to the strong demand for our welded and seamless products resulting from the increases in drilling activity.
Gross Profit
     Our gross profit for 2005 was $45.8 million, as compared to gross profit for 2004 of $25.6 million, an increase of $20.2 million. Our gross profit percent in 2005 was 27.3% compared to a gross profit percent of 23.4% in 2004. Gross profit improved in 2005 primarily as a result of significant increases in prices partially offset by higher steel raw material costs.
Selling General and Administrative Expenses
     Selling, general and administrative expenses in 2005 were higher by $1.8 million compared to 2004, but decreased as a percentage of net sales to 3.4% in 2005 from 3.6% in 2004. The increase primarily related to product liability claims, bonus and incentive compensation and professional fees.
Investment Income, Interest Expense, Other, Net
     Our investment income was $0.4 million in 2005 and was generated from invested cash balances.
     Our 2005 interest expense consists primarily of amortization of deferred financing costs and unused commitment and letter of credit fees. We had no borrowings under our credit facility in 2005. Our 2004 interest expense represents the aforementioned costs as well as interest expense on outstanding loans under the credit facility.
Income Taxes
     Income tax expense for 2005 was computed at a combined federal and state effective tax rate of approximately 15.0% which reflects management’s estimate of the rate for the full year based upon annual pre-tax earnings estimates and the utilization of all available federal net operating loss carryforwards. In addition, the effective rate was reduced to 7.6% as a result of the reversal of certain tax valuation allowances related to deferred tax assets which reverse in years after December 31, 2005. The reversal of the tax valuation allowances decreased income tax expense by $3.0 million, or $0.13 per diluted share. The effective tax rate for 2004 was 3.4%.

Results of Operations – First Half 2005 Compared to First Half 2004
Summary
     Net sales for 2005 were $306.8 million compared to $194.0 million in 2004, an increase of $112.8 million, or 58.2%. Operating income for 2005 was $62.6 million compared to 2004 operating income of $27.1 million. Net income for 2005 was $56.6 million, or $2.51 per diluted share, compared to 2004 net income of $25.6 million, or $1.20 per diluted share.
Net Sales
     The increase in net sales in 2005 of 58.2% over 2004 was primarily attributable to significant increases in revenue per ton for both our welded and seamless tubular products despite a slight decrease in shipments. The increase in average revenue per ton was primarily due to price increases resulting from the increase in demand for tubular products as well as the pass through of increased steel costs. The decrease in shipments was primarily attributable to lower shipments of our welded product.
Gross Profit
     Our gross profit for 2005 was $74.2 million compared to gross profit for 2004 of $37.3 million, an increase of $36.9 million. Our gross profit percent in 2005 was 24.2% compared to a gross profit percent of 19.3% in 2004. Gross profit improved in 2005 primarily as a result of significant increases in prices partially offset by higher steel raw material costs.
Selling General and Administrative Expenses
     Selling, general and administrative expenses in 2005 were higher by $3.3 million compared to 2004, but decreased as a percentage of net sales to 3.8% in 2005 from 4.3% in 2004. The increase primarily related to product liability claims, bonus and incentive compensation and professional fees.
Investment Income, Interest Expense, Other, Net
     Our investment income was $0.6 million in 2005 and was generated from invested cash balances.
     Interest expense in 2005 consists primarily of amortization of deferred financing costs and unused commitment and letter of credit fees. We had no borrowings under our credit facility in 2005. Our 2004 interest expense included the aforementioned costs as well as interest expense on outstanding loans under the credit facility.
Income Taxes
     Income tax expense for 2005 was computed at a combined federal and state effective tax rate of approximately 15.0% which reflects management’s estimate of the rate for the full year based upon annual pre-tax earnings estimates and the utilization of all available federal net operating loss carryforwards. In addition, the effective rate was impacted by the reversal of certain tax valuation allowances related to deferred tax assets which reverse in years after December 31, 2005. The reversal of the tax valuation allowances decreased income tax expense by $3.0 million or $0.13 per diluted share. The effective rate for 2004 was 3.1%.

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
     Based upon our current market outlook, we believe cash flows from operations, together with our credit facility and other sources, will be sufficient to meet our anticipated cash requirements.
Working Capital
     Working capital at June 30, 2005 was $199.7 million, an increase of $62.9 million from the $136.8 million at December 31, 2004, and the ratio of current assets to current liabilities at June 30, 2005 was 3.6 to 1 compared to 2.7 to 1 at December 31, 2004. Increases in our cash and equivalents balances, short-term investments and accounts receivable accounted for $60.0 million of the increase in working capital.
     At June 30, 2005 we had cash and equivalents and short-term investments totaling $72.0 million compared to cash and equivalents of $30.9 million at December 31, 2004. There were no borrowings on our credit facility at June 30, 2005.
Operating Cash Flows
     Cash provided by operating activities in 2005 was $38.8 million. We had operating income of $62.6 million, which included depreciation and amortization charges of $2.7 million and an increase in deferred tax assets of $3.0 million. Operating cash flows supported a $17.6 million net increase in our operating assets and liabilities. Major components of the changes in our operating assets and liabilities included an $18.5 million increase in accounts receivable, a decrease of $9.6 million in accounts payable, an increase in other current assets of $1.5 million, and a decrease in accrued liabilities of $1.1 million, partially offset by a decrease in inventories of $6.7 million and an increase in income taxes payable of $6.0 million. The increase in our accounts receivable balance was primarily the result of increased pricing. Our inventory and accounts payable decreased because of a reduction in steel coil inventory and purchases at our welded operation.
     Cash provided by operating activities in the first six months of 2004 was $5.0 million. We had an operating profit of $27.1 million for the period, which included depreciation and amortization charges of $2.7 million. Operating earnings were used to support a net increase of $25.3 million for the first six months of 2004 in our operating assets and liabilities. Major components of the changes in our operating assets and liabilities included a $16.7 million increase in accounts receivable and a $24.3 million increase in inventories, partially offset by increases of $6.1 million, $5.0 million and $7.3 million in accounts payable, accrued liabilities and deferred revenues, respectively. The increase in our accounts receivable balance was primarily the result of increased pricing, as well as an increase in shipment levels. Our inventory balance increased because of higher quantities of our seamless products on hand to meet increased shipment levels as well as an overall increase in the steel raw material costs component of inventory, particularly in our welded operations. Steel raw material costs also contributed to the increase in our accounts payable. Accrued liabilities increased primarily as a result of an increase in accruals for profit sharing and incentive plans of $2.9 million. Deferred revenue increased due to significantly higher selling prices, as well as the higher level of business activity. Our profit sharing and incentive plans are primarily based on annual results, and therefore, are not paid until the first quarter of the following year.

Investing Cash Flows
     Cash flows used in investing activities were $12.5 million in 2005, which were related to the purchase of equipment of $2.5 million and short-term investments of $10.4 million, net of $0.4 million of proceeds from the sale of assets held for sale. Cash flows provided by investing activities were $6.1 million in 2004, primarily comprised of $6.9 million of proceeds from sales of assets held for sale which were offset by $0.8 million of equipment purchases.
     We currently estimate that our capital spending for the year 2005 will be approximately $12.0 million, the majority of which is estimated for maintenance and improvement projects. Our sources of funding for capital expenditures include available cash on hand, cash flows from operations and borrowing availability under our credit facility. The amount ultimately spent will depend upon the availability of these resources.
Financing Cash Flows
     Cash flows from financing activities provided $4.5 million from the exercise of stock options in 2005. We made net repayments against our revolving credit facility of $12.7 million in 2004.
Contractual Obligations and Other Cash Requirements
     We have a $50.0 million revolving credit facility that expires in March 2007. There have been no borrowings under the facility during 2005 and there are no loans outstanding as of June 30, 2005. We had $2.0 million of letters of credit outstanding under the credit facility and approximately $48.0 million in borrowing availability at June 30, 2005. The facility is secured by a first priority lien on substantially all of our inventories, accounts receivable and property, plant and equipment.
     We have a fixed volume and base price contract with a supplier for an estimated majority of our steel coil needs for 2005.
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

RECENTLY ISSUED ACCOUNTING STANDARDS
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 123(R), “Share-Based Payment,” which is a revision of SFAS 123 and supersedes APB Opinion 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS 123(R) is effective for us January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS 123. We are currently evaluating the requirements of SFAS 123(R) and its transition alternatives. Based upon outstanding stock options at June 30, 2005, we believe the impact of adopting SFAS 123(R) would not be material. However, the adoption of SFAS 123(R) could have a material impact on our consolidated results of operations and earnings per share depending on the number and fair value of future awards.
     In November 2004, the FASB issued SFAS 151, “Inventory Costs”, to amend the guidance in Chapter 4, Inventory Pricing, of FASB Accounting Research Bulletin 43, Restatement and Revision of Accounting Research Bulletins, which will become effective for us on January 1, 2006. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The statement requires that those items be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 to have a material effect on our results of operations, cash flows or financial condition.
     In December 2004, the FASB issued FASB Staff Position FAS 109-1, “Application of FASB Statement 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1), which states that the FASB staff believes that the qualified production activities deduction provided by the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction in accordance with FASB Statement 109 (FAS 109.) This FSP was effective upon issuance. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. Accordingly, the special deduction has no effect on deferred tax assets and liabilities existing as of the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We are currently evaluating the effect that FSP FAS 109-1 will have on our consolidated results of operations and financial condition but do not expect FSP FAS 109-1 to have a material effect on our results of operations, cash flows or financial condition.
     In March 2005, the FASB issued Interpretation 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement 143,” (FIN 47) which clarifies the term “conditional asset retirement obligation” used in SFAS 143, “Accounting for Asset Retirement Obligations,” and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are required to adopt FIN 47 no later than December 31, 2005. We are currently evaluating the effect that FIN 47 will have on our consolidated results of operations and financial condition but do not expect FIN 47 to have a material effect on our results of operations, cash flows or financial condition.
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”. SFAS 154 amends Accounting Principles Board (APB) Opinion 20, concerning the accounting for changes in accounting principles, requiring retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to do so. The effective date of SFAS 154 is for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS 154 in fiscal 2006 and do not expect it to have a significant impact on our financial statements.

OTHER MATTERS
     You should read Note 7 to the Consolidated Financial Statements for information pertaining to commitments and contingencies.
     In May 2005 we entered into a new collective bargaining agreement with our hourly employees at Newport. In April 2005, we entered into a new collective bargaining agreement with our hourly employees at Koppel. The new agreements expire in 2009 and 2010, respectively.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have not used derivative financial instruments for any purpose during the periods shown, including trading or speculating on changes in interest rates or commodity prices of materials.
     Purchased steel, in the form of hot-rolled coils and steel scrap, represents the largest portion of our cost of goods sold. The price and availability of steel coils and scrap that we use in our manufacturing processes are highly competitive and volatile. Various factors, most of which are beyond our control, affect the supply and price of steel coils and scrap which in turn can significantly impact our earnings. In order to ensure a portion of our expected steel coil needs for 2005, we have a fixed volume and base price contract with one major supplier for a portion of our estimated requirements. Reference is made to “Overview-Economic and Industry-Wide Factors that Affect our Business –Costs of Our Products” included in Item 2 for additional comments regarding steel costs.
     We are exposed to market risk for changes in interest rates for borrowings under our revolving credit facility. Borrowings under the credit facility bear interest at variable rates and the fair value of the borrowings are not significantly affected by changes in market interest rates. As of June 30, 2005, we had no borrowings outstanding under our credit facility.
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
     Changes in Internal Controls. There has been no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to workers’ compensation, health care and product liability coverage, each of which is self-insured to certain levels, as well as commercial and other matters. Reference is made to “Environmental” in Note 7 to our unaudited consolidated financial statements included in Part I, concerning certain proceedings we are involved in with the EPA. Based upon evaluation of available information, we do not believe that any such matters will have, individually or in the aggregate, a material adverse effect upon our consolidated financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our 2005 Annual Meeting of Shareholders was held on May 11, 2005. The following table lists the proposals voted on and the results of that vote:

Proposal	For	Withheld
Election of seven directors:
Clifford R. Borland	18,071,067	2,685,658
David A. B. Brown	18,010,341	2,746,384
J. C. Burton	18,405,219	2,351,506
Patrick J. B. Donnelly	17,947,845	2,808,880
George A. Helland, Jr.	18,404,315	2,352,410
René J. Robichaud	18,107,739	2,648,986
John F. Schwarz	18,460,082	2,296,643

	For	Against	Abstain
NS Group, Inc. Amended and Restated Non- Employee Director Equity Plan	12,603,278	4,035,569	34,746

Appointment of Company’s independent auditors	20,299,504	442,041	15,180
ITEM 6. EXHIBITS
(a)	Exhibits — Reference is made to the Index to Exhibits, which is included herein as part of this report

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NS GROUP, INC.

Date: August 5, 2005	By: /s/René J. Robichaud

René J. Robichaud, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 5, 2005	By: /s/Thomas J. Depenbrock

Thomas J. Depenbrock, Vice President — Finance, Treasurer and Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2005	By: /s/ Gerard J. Brinkman

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