Form 10-Q
period 2005-09-30
NS GROUP INC
filed 2005-11-04
CIK 745026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
COMMISSION FILE NUMBER 1-9838
NS GROUP, INC .
(Exact name of registrant as specified in its charter)

Kentucky	61-0985936
(State of incorporation)	(I.R.S. Employer Identification No.)
530 West Ninth Street, Newport, Kentucky 41071
(Address of principal executive offices)
Registrant’s telephone number, including area code (859) 292-6809
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 28, 2005, there were 22,488,261 shares outstanding of the Company’s common stock.

NS GROUP, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
NS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$139,863	$122,120	$446,710	$316,070
Cost of products sold	99,878	92,414	332,466	249,023

Gross profit	39,985	29,706	114,244	67,047

Selling, general and administrative expenses	4,730	4,176	16,366	12,520
Restructuring charges	—	—	—	1,897

Operating income	35,255	25,530	97,878	52,630

Investment income	892	37	1,538	92
Interest expense	(142)	(197)	(477)	(868)
Other, net	175	212	246	194

Income before income taxes	36,180	25,582	99,185	52,048
Provision for income taxes	5,424	870	11,875	1,691

Net income	$30,756	$24,712	$87,310	$50,357

Earnings per common share:
Basic	$1.37	$1.17	$3.92	$2.40
Diluted	$1.35	$1.14	$3.86	$2.35

Weighted average shares outstanding:
Basic	22,434	21,160	22,252	21,004
Diluted	22,707	21,740	22,614	21,469
See accompanying notes to the condensed consolidated financial statements.

NS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$114,936	$30,944
Short-term investments	5,987	—
Accounts receivable, less allowances of $1,812 and $1,492, respectively	64,955	54,134
Inventories	119,549	119,817
Operating supplies and prepaid expenses	10,791	9,498
Deferred income taxes	9,183	1,625
Other current assets	—	2,379

Total current assets	325,401	218,397
Property, plant and equipment, net	46,263	44,260
Other assets	4,542	2,190
Assets held for sale	789	2,055

Total assets	$376,995	$266,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,110	$41,061
Accrued liabilities and other	22,609	23,998
Accrued income taxes	8,001	1,969
Deferred revenue	18,797	13,641
Current portion of restructuring liabilities	960	896
Current portion of long-term debt	41	41

Total current liabilities	88,518	81,606
Long-term debt	391	421
Deferred income taxes	6,346	1,788
Other long-term liabilities	9,168	8,764

Total liabilities	104,423	92,579

Shareholders’ equity:
Preferred stock, no par value, 2,000 shares authorized, none issued	—	—
Common stock, no par value, 40,000 shares authorized, 25,129 shares in 2005 and 25,111 shares in 2004 issued	294,162	287,897
Treasury stock, at cost, 2,601 shares and 3,205 shares, respectively	(22,071)	(27,085)
Unearned compensation	(637)	(307)
Accumulated other comprehensive income	48	58
Retained earnings (accumulated deficit)	1,070	(86,240)
Total shareholders’ equity	272,572	174,323

Total liabilities and shareholders’ equity	$376,995	$266,902

See accompanying notes to the condensed consolidated financial statements.

NS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$87,310	$50,357
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4,065	4,029
Deferred income taxes	(3,000)	—
Amortization of deferred finance costs	217	303
Changes in operating assets and liabilities:
Accounts receivable, net	(10,390)	(20,573)
Inventories	268	(43,077)
Other current assets	(1,581)	851
Accounts payable	(2,996)	11,006
Accrued liabilities	(907)	6,521
Deferred revenue	5,156	10,591
Income taxes payable	10,432	1,041
Restructuring liabilities	—	(2,891)
Other, net	322	305

Net cash flows provided by operating activities	88,896	18,463

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6,077)	(2,041)
Purchases of short-term investments	(10,933)	—
Maturity of short-term investments	4,946	—
Proceeds from sales of assets held for sale	955	6,918
Proceeds from sales of long term investments	—	653

Net cash flows provided (used) by investing activities	(11,109)	5,530

FINANCING ACTIVITIES
Repayments of long-term debt	(30)	(30)
Net repayments under revolving credit facility	—	(14,936)
Decrease in other notes payable	—	(533)
Proceeds from option exercises	6,339	5,806
Additions to cost of treasury shares	(104)	—
Payment of financing costs	—	(110)

Net cash flows provided (used) by financing activities	6,205	(9,803)

Net increase in cash and equivalents	83,992	14,190
Cash and equivalents at beginning of period	30,944	2,628

Cash and equivalents at end of period	$114,936	$16,818

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7	$393
Cash paid during the period for income taxes	$3,975	$650
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Net income — as reported	$30,756	$24,712	$87,310	$50,357
Add: Stock-based employee compensation included in reported net income, net of related tax effects	62	31	139	92
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(197)	(425)	(543)	(1,191)

Net income — pro forma	$30,621	$24,318	$86,906	$49,258

Diluted earnings per share — as reported	$1.35	$1.14	$3.86	$2.35
Effect of stock-based employee
compensation expense determined under the fair value method for all awards, net of related tax effects	—	(0.02)	(0.02)	(0.06)

Diluted earnings per share — pro forma	$1.35	$1.12	$3.84	$2.29

          During the first nine months of 2005 and 2004, option awards were granted with an exercise price equal to the market price of the Company’s stock as of the date of grant. A total of 56,400 and 89,500 stock options were awarded in the first nine months of 2005 and 2004, respectively. The fair value of the granted options is determined using the Black-Scholes option pricing model using assumptions that are evaluated and revised, as necessary, to reflect market conditions and experience. The fair value per share of options granted during the first nine months of 2005 and 2004 was $17.67 and $8.12, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004
Number of common shares outstanding at period-end	22,528	21,519	22,528	21,519
Effect of using weighted average common shares outstanding	(94)	(359)	(276)	(515)

Weighted average basic common shares outstanding	22,434	21,160	22,252	21,004

Dilutive effect of common stock options and restricted stock units	273	580	362	465

Weighted average diluted common shares outstanding	22,707	21,740	22,614	21,469

Potentially issuable shares	301	1,261	450	1,610

Number of potentially issuable shares excluded from diluted common shares outstanding	—	235	—	527
Note 2: SHORT-TERM INVESTMENTS
          Short-term investments primarily consist of commercial paper with original maturities of greater than 90 days but less than one year. At September 30, 2005 the balance represents collateral for self-insured workers’ compensation claims.
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

          Following is a summary of the accrued restructuring liabilities and activity for the period presented:

(In thousands)	Current	Long-term	Total
December 31, 2004	$896	$1,779	$2,675
Payments	(90)	—	(90)
Receipts	94	—	94
Reclassifications	60	(60)	—

September 30, 2005	$960	$1,719	$2,679

          At September 30, 2005, the current restructuring liabilities of $1.0 million represent the estimated costs for environmental remediation, annual monitoring costs of a closed landfill and an operating contract. In addition, Other Long-term Liabilities includes $1.7 million of restructuring costs, of which $1.4 million represents the estimated costs for post-closure maintenance and monitoring of a landfill and $0.3 million pertains to the estimated costs to fulfill a natural gas transportation contract into 2009. In connection with the Company’s post-closure maintenance and monitoring obligations of the landfill, at September 30, 2005, the Company had $1.5 million of investments held in a restricted trust account which are included in Other assets on the consolidated balance sheet.
          In the first quarter of 2004, the Company recorded $1.9 million in additional restructuring charges primarily related to the settlement of an operating contract.
Assets Held for Sale
          Assets of the closed operations, consisting of machinery and equipment, spare parts and supply inventories, are classified as Assets Held for Sale in the Company’s consolidated balance sheet. The assets include the Company’s best estimates of the amounts expected to be realized on the sale of the assets less costs to sell. While the estimates are based on an analysis of the facilities, including valuations by independent appraisers, the amounts the Company will ultimately realize could differ materially from the amounts estimated. The assets are being actively marketed by an outside broker. During the nine months ended September 30, 2005, the Company recognized $1.3 million of sales of these assets of which $1.0 million was received in cash.
Note 4: SEGMENT AND CONCENTRATIONS INFORMATION
          The Company operates in a single reportable segment which consists of (i) seamless and welded tubular goods used primarily in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); and (ii) line pipe used in the transmission of oil, natural gas and other fluids. The segment reflects the aggregation of two business units which have similar economic characteristics such as products and services, manufacturing processes, customers and distribution channels and is consistent with both internal management reporting and resource and budgetary allocations. Corporate general and administrative expenses are fully absorbed by the segment.
          Net sales by product category for the three and nine month periods are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004
Seamless	$91,032	$71,531	$276,863	$181,528
Welded	48,831	50,589	169,847	134,542

	$139,863	$122,120	$446,710	$316,070

Concentrations
               The Company’s operations are conducted principally in the United States. The Company grants trade credit to customers, the most significant of which are distributors serving the oil and natural gas exploration and production industries. The Company’s welded operations depend primarily on three suppliers for its steel coils, with one supplier accounting for the majority of its purchases. If the Company would suffer the loss of a significant customer or supplier, the effect could result in reduced sales or a delay in manufacturing, either of which could adversely affect operating results.
          Sales to the Company’s three largest customers accounted for 23%, 16% and 12% of net sales for the three months ended September 30, 2005. Sales to the Company’s two largest customers accounted for 23% and 13% of net sales for the nine months ended September 30, 2005. The Company’s two largest customers in 2005 accounted for $20.3 million of the Company’s accounts receivable balances at September 30, 2005.
          Sales to the Company’s three largest customers accounted for 31%, 13% and 11% of net sales for the three months ended September 30, 2004. Sales to the Company’s three largest customers accounted for 32%, 12%, and 12% of net sales for the nine months ended September 30, 2004. The Company’s three largest customers in 2004 accounted for $28.1 million of the Company’s accounts receivable balances at December 31, 2004.
          At September 30, 2005, approximately 90% of the Company’s 981 hourly employees are represented by the United Steelworkers of America. The collective bargaining agreements for Newport and Koppel expire in 2009 and 2010, respectively. The collective bargaining agreement for the Company’s tubular finishing facilities in Oklahoma expires in May 2006.
Note 5: INVENTORIES
          Inventories consist of the following:

	September 30,	December 31,
(In thousands)	2005	2004
Raw materials	$27,813	$49,054
Semi-finished and finished products	91,736	70,763

	$119,549	$119,817

Note 6: REVOLVING CREDIT FACILITY
          The Company has a revolving credit facility that provides up to $50.0 million under a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 1.00% to prime plus 1.75% with respect to domestic rate loans, and from the LIBOR rate plus 2.50% to LIBOR plus 3.25% with respect to LIBOR rate loans. The credit agreement contains financial and other covenants, including a minimum level of earnings, as defined in the agreement, and limitations on certain types of transactions, including the ability of the Company’s subsidiaries to declare and pay dividends. The facility is secured by a first priority lien on substantially all of the Company’s inventories, accounts receivable and property, plant and equipment and related intangibles. At September 30, 2005, the Company was in compliance with the covenants of the credit facility. The credit facility expires in March 2007.
          At September 30, 2005, the Company had $1.9 million of letters of credit outstanding under the credit facility and approximately $48.1 million in borrowing availability. The letters of credit are issued against the credit facility as collateral for the Company’s self-insured workers compensation program.

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
     The Company has a closed hazardous waste landfill on its property in Wilder, Kentucky that is being monitored according to a post-closure permit that was approved by the Kentucky Division of Waste Management. The Company has accrued the estimated costs for the post-closure maintenance and monitoring of the landfill and has escrowed the funds for these estimated costs.
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
          The Company had accrued liabilities of $3.7 million at September 30, 2005 and December 31, 2004, respectively, for environmental remediation obligations. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 8: PENSION AND POSTRETIREMENT HEALTH PLANS
     Pension and postretirement health benefit costs are as follows:

	Three Months Ended September 30,
	Pension		Health
(In thousands)	2005	2004	2005	2004
Service cost	$99	$88	$5	$4
Interest cost	40	32	5	6
Recognized actuarial loss	1	—	—	—
Amortization of transition obligation	—	—	7	7

	$140	$120	$17	$17

	Nine Months Ended September 30,
	Pension		Health
(In thousands)	2005	2004	2005	2004
Service cost	$298	$263	$16	$13
Interest cost	120	97	15	17
Recognized actuarial loss	3	—	—	—
Amortization of transition obligation	—	—	21	21

	$421	$360	$52	$51

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
     The following table identifies changes in warranty reserves for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004
Balance, beginning of period	$3,165	$2,073	$2,051	$3,057
Accruals for warranties during the period	(58)	240	2,115	607
Settlements made during the period	(429)	(736)	(1,488)	(2,087)

Balance, September 30	$2,678	$1,577	$2,678	$1,577

     Included in the balances at September 30, 2005 and 2004 is $0.7 million of valuation accounts that are reported against accounts receivable balances in the consolidated balance sheets.

Note 10: INCOME TAXES
     The provision for income taxes consists of federal and state taxes. The Company’s operations are in various locations in the United States, and, accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The provisions are based on an annual effective rate, which requires management to make its best estimate of annual pre-tax income. During the year, management regularly updates these estimates. To the extent that actual pretax results in 2005 vary from estimates applied at the end of the most recent interim period, the actual tax provision in 2005 could be materially different from the estimated annual tax provision as of the end of the third quarter.
     Income tax expense for the third quarter and first nine months of 2005 was computed at a combined federal and state effective tax rate of approximately 15.0%, which reflects management’s estimate of the rate for the full year. In estimating this rate, management considered the utilization of all available federal net operating loss carryforwards that were fully reserved by a valuation allowance at the beginning of the year. Based upon this, the Company recorded a reduction in its deferred tax asset valuation allowance of $8.6 million and $23.3 million for the three month and nine month periods ended September 30, 2005, respectively, through the effective tax rate. In addition, the effective rate was impacted by the reversal in the 2005 second quarter of certain tax valuation allowances related to deferred tax assets which reverse in years after December 31, 2005. The reversal of these other tax valuation allowances decreased income tax expense by $3.0 million in the nine month period ended September 30, 2005. The effective rate for the three month and nine month period ended September 30, 2004 was 3.4 % and 3.3%, respectively.
     At September 30, 2005, the Company had valuation allowances totaling $16.7 million against its deferred tax assets. These valuation allowances include approximately $5.4 million in allowances against certain state net operating loss carryforwards primarily as a result of annual statutory limitations on their utilization.
Note 11: SUBSEQUENT EVENT
     On October 21, 2005, the Board of Directors of the Company approved a share repurchase program for up to 2.25 million shares of the Company’s common stock. The repurchases will be made by the Company from time to time in open market purchases or through privately negotiated transactions through December 31, 2006. Shares repurchased under the program may be retired or used for general corporate purposes, which may include the Company’s share-based compensation and employee benefit plans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We make forward-looking statements in this report which represent our expectations or beliefs about future events and financial performance. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” or similar words. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including:
•	world-wide and domestic supplies of and demand for natural gas and oil;

•	fluctuations in industry-wide tubular inventory levels;

•	domestic competitive pressures;

•	the level and pricing of imports and the presence or absence of governmentally imposed trade restrictions;

•	steel coil and steel scrap price volatility;

•	energy cost volatility;

•	manufacturing efficiencies;

•	costs of compliance with environmental regulations;

•	asserted and unasserted claims;

•	the ability to maintain an internal control framework compliant with Sarbanes-Oxley Section 404;

•	general economic conditions; and

•	other risks and uncertainties described under “Risk Factors” included in Exhibit 99.1 of our annual report on Form 10-K for the year ended December 31, 2004.
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
     Over 90% of our revenues were derived from the sale of OCTG in the quarters and nine months ended September 30, 2005 and 2004, respectively. Therefore, our revenue is directly dependent on the demand for OCTG, which is highly cyclical in nature. There are a number of factors that we monitor to assist us in estimating the future demand for our OCTG products. Demand for our OCTG products is dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is, among other things, dependent on the current and anticipated supply and demand for oil and natural gas. Oil and natural gas prices are volatile and can have a substantial effect upon drilling levels and resulting demand for our energy related products. Shipments by domestic producers of OCTG products may also be positively or negatively affected by the amount of inventory held by producers, distributors and end-users, as well as by imports of OCTG products.
     The average number of oil and gas drilling rigs operating in the United States (rig count), domestic shipments of OCTG products (excluding exports), OCTG imports and inventories for the quarters and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Average natural gas price per mcf	$8.49	$5.76	$7.16	$5.81

Average U.S. rig count	1,432	1,229	1,351	1,173

Domestic OCTG shipments	0.7	0.6	2.1	1.9
(millions of tons)

OCTG imports	0.5	0.3	1.2	0.8
(millions of tons)

OCTG inventories			2.1	1.6
(millions of tons at period-end)

Inventory tons per rig			1,441	1,326
(at period-end)
     Source: Baker Hughes, Preston Pipe and Tube Report and Company estimates
     Economic conditions in the United States resulted in real GDP growth of 4.4% in 2004. Economic conditions in 2005 continued to support natural gas demand and prices that have put 2005 third quarter rig count at its highest activity level in 19 years. In addition, as a result of natural gas interruptions in the Gulf of Mexico brought about by hurricane activity in the third quarter of 2005, settlement prices for natural gas have increased significantly, making it more likely that drilling for natural gas will remain at high levels. For the nine months ended September 30, 2005, rigs drilling for natural gas represented approximately 87% of the 1,351 rigs. Based upon current settlement prices for natural gas futures, as well as other factors, we estimate the rig count will average 1,380 in 2005 and 1,500 in 2006. The rig count as of October 28, 2005 was 1,480.
     The amount of OCTG inventory in the United States marketplace also affects demand for our products. U.S. end-users obtain OCTG from domestic and foreign tubular producers and from draw-downs of inventory from the end-user, distributor or tubular producers. While the estimated absolute levels of OCTG inventories at September 30, 2005 of 2.1 million tons exceeded year ago levels, the amount of inventory tons per rig has remained at a moderate level relative to history. Therefore, we believe that current OCTG inventory levels in the marketplace will not have a significant detrimental effect on our 2005 shipments assuming our estimate of 2005 drilling levels.

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
     According to published industry reports, imports of OCTG products in the first nine months of 2005 comprised an estimated 37% of total domestic market shipments, compared to 28% in the first nine months of 2004.
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
Costs of Our Products
     As a manufacturer of tubular steel products, the costs of our products include steel raw material costs, direct and indirect labor, energy costs and other direct and indirect manufacturing costs. The primary raw material used in our seamless operations is steel scrap, which in the first nine months of 2005 represented approximately 21% of cost of products sold for our seamless products. At our welded facility, purchased steel coil is the primary raw material, which represented approximately 80% of cost of products sold for our welded products in the first nine months of 2005. As a result, the steel industry, which is highly cyclical and volatile in nature, can affect our costs both positively and negatively. Various factors, most of which are beyond our control, affect the price of steel scrap and coils. These factors include:
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
     Based upon our view of the factors that impact the price of steel scrap and coils, we currently believe our 2005 fourth quarter steel scrap purchase costs will increase approximately 8% from our 2005 third quarter. In addition, we currently believe our 2005 fourth quarter steel coil purchase costs will increase approximately 13% from our 2005 third quarter.
     There can be no assurance that raw material supply will be consistently available to meet our customer demand. A decline in demand for our product may result in lower selling prices which could result in an inability to fully recover our inventory cost.

RESULTS OF OPERATIONS
     A summary of our results for the three and nine months ended September 30, 2005 and 2004 are included in the following table (dollars in thousands, except for share data and revenue per ton):

	Three Months Ended			Change		Nine Months Ended		Change
	September 30,			2005 vs 2004		September 30,		2005 vs 2004
	2005	2004		$	%	2005	2004	$	%
Net sales
Seamless products	$91,032		$71,531	$19,501	27.3	$276,863	$181,528	$95,335	52.5
Welded products	48,831		50,589	(1,758)	(3.5)	169,847	134,542	35,305	26.2

	$139,863		$122,120	$17,743	14.5	$446,710	$316,070	$130,640	41.3

Gross profit	$39,985		$29,706	$10,279	34.6	$114,244	$67,047	$47,197	70.4

Selling, general and administrative	$4,730		$4,176	$554	13.3	$16,366	$12,520	$3,846	30.7

Operating income (1)	$35,255		$25,530	$9,725	38.1	$97,878	$52,630	$45,248	86.0

Net income	$30,756		$24,712	$6,044	24.5	$87,310	$50,357	$36,953	73.4

Earnings per diluted share	$1.35		$1.14	$0.21	18.4	$3.86	$2.35	$1.51	64.3

Revenue per ton (2)		$
Seamless products	$1,625		$1,210	$415	34.3	$1,589	$1,058	$531	50.2
Welded products	$1,007		$920	$87	9.5	$1,053	$764	$289	37.8

Tons shipped (2)
Seamless products	55,600		59,100	(3,500)	(5.9)	172,300	171,500	800	0.5
Welded products	48,500		55,000	(6,500)	(11.8)	161,300	176,100	(14,800)	(8.4)

	104,100		114,100	(10,000)	(8.8)	333,600	347,600	(14,000)	(4.0)

Average rig count	1,432		1,229	203	16.5	1,351	1,173	178	15.2

(1)	Includes restructuring charges of $1.9 million in the first quarter of 2004. See Note 3: Restructuring Charges to the Condensed Consolidated Financial Statements.

(2)	Revenue per ton and shipment data for tubular products only.

Results of Operations – Third Quarter 2005 Compared to Third Quarter 2004
Summary
     Net sales for 2005 were $139.9 million compared to $122.1 million in 2004, an increase of $17.8 million, or 14.6%. Operating income for 2005 was $35.3 million compared to 2004 operating income of $25.5 million. Net income for 2005 was $30.8 million, or $1.35 per diluted share, compared to 2004 net income of $24.7 million, or $1.14 per diluted share.
Net Sales
     The increase in net sales in 2005 of 14.5% over 2004 was primarily attributable to significant increases in revenue per ton for both our welded and seamless tubular products, partially offset by an 8.8% decrease in shipments. The increase in average revenue per ton was primarily due to price increases resulting from the increase in demand for tubular products as evidenced by the 16.5% increase in average rig count for the comparable periods.
     Our 2005 third quarter shipments were negatively impacted by several factors. Hurricane Rita forced the shutdown of our tubular finishing facility located in Baytown, Texas for approximately one week. This temporary shutdown, combined with the transportation logistic disruptions brought about by both hurricanes Katrina and Rita, resulted in an estimated loss of 3,000 tons of seamless product shipments during the quarter.
     During the 2005 third quarter we upgraded our heat treat facility in Oklahoma, which took approximately 10 days longer than the originally scheduled 20 day outage. This delay, combined with difficulties encountered in adding labor crews to the operations, resulted in an estimated loss of 4,000 tons of welded product shipments during the quarter. Finally, we believe the increase in imports over the prior year comparable period negatively effected shipment levels of our carbon grade welded products.
Gross Profit
     Our gross profit for 2005 was $40.0 million, as compared to gross profit for 2004 of $29.7 million, an increase of $10.3 million. Our gross profit margin in 2005 was 28.6% compared to a gross profit margin of 24.3% in 2004. Gross profit improved in 2005 primarily as a result of significant increases in prices partially offset by higher steel raw material costs.
Selling General and Administrative Expenses
     Selling, general and administrative expenses in 2005 were higher by $0.6 million compared to 2004, but maintained a percentage of net sales of 3.4%.
Investment Income, Interest Expense, Other, Net
     Our investment income was $0.9 million in 2005 and was generated from invested cash balances.
     Our interest expense recorded in 2005 and 2004 consists primarily of amortization of deferred financing costs and unused commitment and letter of credit fees. We had no borrowings under our credit facility in 2005.
Income Taxes
     Income tax expense for 2005 was computed at a combined federal and state effective tax rate of approximately 15.0%, which reflects our estimate of the rate for the full year. In estimating this rate, we considered the utilization of all available federal net operating loss carryforwards that were fully reserved by a valuation allowance at the beginning of the year. Based upon this, we recorded a reduction in our deferred tax asset valuation allowance of $8.6 million for the three month period ended September 30, 2005, through the effective tax rate. The effective rate for the three month period ended September 30, 2004 was 3.4%.

     At September 30, 2005, the Company had valuation allowances totaling $16.7 million against its deferred tax assets. These valuation allowances include approximately $5.4 million in allowances against certain state net operating loss carryforwards primarily as a result of annual statutory limitations on their utilization.
Results of Operations – First Nine Months 2005 Compared to First Nine Months 2004
Summary
     Net sales for 2005 were $446.7 million compared to $316.1 million in 2004, an increase of $130.6 million, or 41.3%. Operating income for 2005 was $97.9 million compared to 2004 operating income of $52.6 million. Net income for 2005 was $87.3 million, or $3.86 per diluted share, compared to 2004 net income of $50.4 million, or $2.35 per diluted share.
Net Sales
     The increase in net sales in 2005 of 41.3% over 2004 was primarily attributable to significant increases in revenue per ton for both our welded and seamless tubular products despite a slight decrease in shipments. The increase in average revenue per ton was primarily due to price increases resulting from the increase in demand for tubular products as evidenced by the 15.2% increase in average rig count for the comparable nine months periods. The decrease in shipments was attributable to lower shipments of our welded product, in large part due to the factors previously discussed in our comparative third quarter comments.
Gross Profit
     Our gross profit for 2005 was $114.2 million compared to gross profit for 2004 of $67.0 million, an increase of $47.2 million. Our gross profit margin in 2005 was 25.6% compared to a gross profit margin of 21.2% in 2004. Gross profit improved in 2005 primarily as a result of significant increases in prices.
Selling General and Administrative Expenses
     Selling, general and administrative expenses in 2005 were higher by $3.8 million compared to 2004, but decreased as a percentage of net sales to 3.7% in 2005 from 4.0% in 2004. The increase related primarily to product liability claims, bonus and incentive compensation and professional fees.
Investment Income, Interest Expense, Other, Net
     Our investment income was $1.5 million in 2005 and was generated from invested cash balances.
     Interest expense in 2005 consists primarily of amortization of deferred financing costs and unused commitment and letter of credit fees. We had no borrowings under our credit facility in 2005. Our 2004 interest expense included the aforementioned costs as well as interest expense on outstanding loans under the credit facility.
Income Taxes
     Income tax expense for 2005 was computed at a combined federal and state effective tax rate of approximately 15.0%, which reflects our estimate of the rate for the full year. In estimating this rate, we considered the utilization of all available federal net operating loss carryforwards that were fully reserved by a valuation allowance at the beginning of the year. Based upon this, we recorded a reduction in our deferred tax asset valuation allowance of $23.3 million for the nine month period ended September 30, 2005, through the effective tax rate. In addition, the effective rate was impacted by the reversal in the 2005 second quarter of certain tax valuation allowances related to deferred tax assets which reverse in years after December 31, 2005. The reversal of these other tax valuation allowances decreased income tax expense by $3.0 million in the nine month period ended September 30, 2005. The effective rate for 2004 was 3.3%.

     At September 30, 2005, the Company had valuation allowances totaling $16.7 million against its deferred tax assets. These valuation allowances include approximately $5.4 million in allowances against certain state net operating loss carryforwards primarily as a result of annual statutory limitations on their utilization.
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
Working Capital
     Our working capital at September 30, 2005 was $236.9 million compared to $136.8 million at December 31, 2004, an increase of $100.1 million which included an $84.0 million increase in cash and equivalents and short-term investments. Our ratio of current assets to current liabilities at September 30, 2005 was 3.7 to 1 compared to 2.7 to 1 at December 31, 2004. There were no borrowings on our credit facility at September 30, 2005.
Operating Cash Flows
     Cash provided by operating activities in 2005 was $88.9 million. We had operating income of $97.9 million, which included depreciation and amortization charges of $4.1 million and an increase in deferred tax assets of $3.0 million. Operating cash flows supported a $0.3 million net increase in our operating assets and liabilities. Major components of the changes in our operating assets and liabilities included a $10.4 million increase in accounts receivable, a decrease of $3.0 million in accounts payable, an increase in other current assets of $1.6 million, and a decrease in accrued liabilities of $0.9 million, partially offset by a decrease in inventories of $0.3 million, an increase in income taxes payable of $10.4 million and an increase of $5.2 million in deferred revenues. The increase in our accounts receivable and deferred revenue balances was primarily the result of increased pricing. Our accounts payable decreased because of a reduction in steel coil inventory levels at our welded operation.
     Cash provided by operating activities in the first nine months of 2004 was $18.5 million. We had an operating profit of $52.6 million for the period, which included depreciation and amortization charges of $4.0 million. Operating earnings were used to support a net increase of $36.2 million for the first nine months of 2004 in our operating assets and liabilities, including an increase in cash of $14.2 million. Major components of the changes in our operating assets and liabilities included a $20.6 million increase in accounts receivable and a $43.1 million increase in inventories, partially offset by increases of $11.0 million, $6.5 million and $10.6 million in accounts payable, accrued liabilities and deferred revenues, respectively. The increase in our accounts receivable balance was primarily the result of increased pricing, as well as an increase in shipment levels. Our inventory balance increased because of higher quantities of our seamless products on hand to meet increased shipment levels as well as an overall increase in the steel raw material costs component of inventory, particularly in our welded operations. Steel raw material costs also contributed to the increase in our accounts payable. Accrued liabilities increased primarily as a result of an increase in accruals for profit sharing and incentive plans of $4.8 million. Our profit sharing and incentive plans are primarily based on annual results, and therefore, are not paid until the first quarter of the following year. Deferred revenue increased due to significantly higher selling prices, as well as the higher level of business activity.

Investing Cash Flows
     Cash flows used in investing activities were $11.1 million in 2005, which were related to the purchase of equipment of $6.1 million and short-term investments of $10.9 million, net of $4.9 million and $1.0 million of short-term investment maturities and proceeds from the sale of assets held for sale, respectively. Cash flows provided by investing activities were $5.5 million in 2004, primarily comprised of $6.9 million and $0.6 million of proceeds from sales of assets held for sale and the sales of long-term investments, respectively, which were offset by $2.0 million of equipment purchases.
     We currently estimate that our capital spending for the year 2005 will be approximately $12.0 million, the majority of which is estimated for capital improvement projects. Our sources of funding for capital expenditures include available cash on hand, cash flows from operations and borrowing availability under our credit facility. The amount ultimately spent depends upon the expected return on investment of capital projects and the availability of these resources.
Financing Cash Flows
     Cash flows from financing activities provided $6.3 million due to the exercise of stock options in 2005. In 2004, we made net repayments against our revolving credit facility of $14.9 million, which were partially offset by proceeds of $5.8 million from the exercise of stock options.
Contractual Obligations and Other Cash Requirements
     We have a $50.0 million revolving credit facility that expires in March 2007. There have been no borrowings under the facility during 2005 and there are no loans outstanding as of September 30, 2005. We had $1.9 million of letters of credit outstanding under the credit facility and approximately $48.1 million in borrowing availability at September 30, 2005. The facility is secured by a first priority lien on substantially all of our inventories, accounts receivable and property, plant and equipment.
     We have a fixed volume and base price contract with a supplier for an estimated majority of our steel coil needs for 2005.
     On October 21, 2005, our Board of Directors approved a share repurchase program for up to 2.25 million shares of our common stock. The repurchases will be made by us from time to time in open market purchases or through privately negotiated transactions through December 31, 2006. Shares repurchased under the program may be retired or used for general corporate purposes, which may include our share-based compensation and employee benefit plans. The funding for the repurchases will come from cash flow from operations.
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

     We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. Management must make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws and our interpretation of current tax laws. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account projections of the amount and category of future taxable income. If actual operating results and the underlying amount and category of income prove inaccurate, then the realization of our deferred taxes and our actual income tax obligations may change significantly and materially impact our financial position and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 123(R), “Share-Based Payment,” which is a revision of SFAS 123 and supersedes APB Opinion 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS 123(R) is effective for us January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS 123. We are currently evaluating the requirements of SFAS 123(R) and its transition alternatives. Based upon outstanding stock options at September 30, 2005, we believe the impact of adopting SFAS 123(R) would not be material. However, the adoption of SFAS 123(R) could have a material impact on our consolidated results of operations and earnings per share depending on the number and fair value of future awards.
     In November 2004, the FASB issued SFAS 151, “Inventory Costs,” to amend the guidance in Chapter 4, Inventory Pricing, of FASB Accounting Research Bulletin 43, Restatement and Revision of Accounting Research Bulletins, which will become effective for us on January 1, 2006. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The statement requires that those items be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 to have a material effect on our results of operations, cash flows or financial condition.
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
     Purchased steel, in the form of hot-rolled coils and steel scrap, represents the largest portion of our cost of goods sold. The price and availability of steel coils and scrap that we use in our manufacturing processes are volatile. Various factors, most of which are beyond our control, affect the supply and price of steel coils and scrap which in turn can significantly impact our earnings. In order to ensure a portion of our expected steel coil needs for 2005, we have a fixed volume and base price contract with one major supplier for a portion of our estimated requirements. Reference is made to “Overview-Economic and Industry-Wide Factors that Affect our Business – Costs of Our Products” included in Item 2 for additional comments regarding steel costs.
     We are exposed to market risk for changes in interest rates for borrowings under our revolving credit facility. Borrowings under the credit facility bear interest at variable rates and the fair value of the borrowings are not significantly affected by changes in market interest rates. As of September 30, 2005, we had no borrowings outstanding under our credit facility.
     We purchase natural gas and electricity for our operations and, therefore, have a market risk related to natural gas and electricity purchases in the open market at spot prices. The prices of such purchases and futures positions are subject to wide fluctuations due to unpredictable factors such as weather, government policies and demand for natural gas and competitive fuels. As a result, our earnings could be affected by changes in the price and availability of natural gas and electricity. As market conditions dictate, we may lock in future gas and electricity prices using fixed price contracts.
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

NS GROUP, INC.

Date: November 4, 2005	By: /s/René J. Robichaud

René J. Robichaud, President and Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2005	By: /s/Thomas J. Depenbrock

Thomas J. Depenbrock, Vice President - Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2005	By: /s/ Gerard J. Brinkman

Gerard J. Brinkman Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description
3.1(a)	Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Form S-1 dated January 17, 1995, File No. 33-56637, and incorporated herein by this reference.

3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated November 4, 1998, filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9838, and incorporated herein by this reference.

3.2	Amended and Restated By-Laws of the Company, dated July 30, 2003, filed as Exhibit 3.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2003, File No. 1-9838, and incorporated herein by this reference.

4.1	Rights Agreement dated November 17, 1998 between the Company and Registrar and Transfer Company, filed as Exhibit 1 to the Company’s Form 8-K dated November 5, 1998, File No. 1-9838, and incorporated herein by this reference.

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b), furnished herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b), furnished herewith.