Form 10-K
period 2005-12-31
NS GROUP INC
filed 2006-03-10
CIK 745026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

Commission file number: 1-9838
NS GROUP, INC.
(Exact name of registrant as specified in its charter)

Kentucky (State or other jurisdiction of incorporation or organization)	61-0985936 (I.R.S. Employer Identification No.)

530 West Ninth Street, Newport, Kentucky (Address of principal executive offices)	41071 (Zip Code)
(859) 292-6809
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, no par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $718.8 million based on the closing sale price as reported on the New York Stock Exchange.
     The number of shares outstanding of the registrant’s Common Stock, no par value, was 22,422,957 at February 24, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the 2006 Annual Meeting of shareholders are incorporated into Part III.

NS Group, Inc.

     The matters discussed or incorporated by reference in this Report on Form 10-K that are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) involve risks and uncertainties. These risks and uncertainties may cause the actual results or performance of NS Group, Inc. to differ materially from any future results or performance expressed or implied by such forward-looking statements. See Item 1A. Risk Factors and the introductory paragraphs of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report for a discussion of risks and uncertainties.
PART I
ITEM 1. BUSINESS
General
     NS Group, Inc. was incorporated in Kentucky in 1980. As used herein, the terms “Company,” “NS Group,” “we,” “us” and “our” refer to NS Group, Inc. and its wholly-owned subsidiaries – Koppel Steel Corporation (Koppel or Seamless), Newport Steel Corporation (Newport or Welded), Erlanger Tubular Corporation (Erlanger), and Northern Kentucky Management, Inc.
     During the quarter ended March 31, 2001, we implemented restructuring initiatives involving certain operations of our businesses. One initiative was to purchase hot-rolled coils rather than manufacture them at our welded tubular operations. As a result, we discontinued the production of hot-rolled coils by closing the melt shop and hot strip mill operations at our welded tubular facilities in Wilder, Kentucky effective March 31, 2001. In addition, on June 30, 2001 we ceased the manufacturing of special bar quality products at our Koppel, Pennsylvania facility. See Note 2 to the Consolidated Financial Statements.
     Our business strategy encompasses the following long-term goals:
•	to be a leading specialty steel tubular supplier to energy customers.

•	to seek rational expansion to meet our customers’ tubular needs.

•	to establish a culture that rapidly adapts to changing business environments.

•	to grow and achieve superior returns on capital employed.
     See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     We conduct our business within a single reportable business segment, which we refer to as Energy Products. Our products include seamless and welded tubular goods, which are primarily used in oil and natural gas drilling and production operations, and are referred to as oil country tubular goods, or OCTG. We also produce seamless and welded line pipe products used in the transmission of oil and natural gas, as well as a limited amount of other tubular products.

     OCTG products are produced in numerous diameters, gauges, grades and end finishes. We manufacture most of our OCTG products to American Petroleum Institute (API) specifications. The grade of pipe used in a particular application depends on technical requirements for strength, corrosion resistance and other performance qualities. OCTG products are generally classified into groupings of alloy and carbon grades. Alloy grades of OCTG products have higher yield strength than carbon grades and, therefore, are generally used in favor of carbon grades in deeper wells and unconventional drilling environments. The majority of our welded tubular product shipments are carbon grade, and the majority of our seamless product shipments are alloy grade. In 2005, approximately 68% of our net sales was alloy grade compared to 61% and 50% in 2004 and 2003, respectively.
     OCTG products are manufactured by both welded and seamless producers. Welded products are produced by processing flat rolled steel into strips that are cold-formed, welded and seam-annealed. At our finishing operations, we can heat treat and end finish our product with threads and couplings. Seamless products are produced by individually heating and piercing solid steel billets into pipe and then end finishing the pipe. The seamless manufacturing process involves higher conversion costs than the welded process and seamless products are generally priced higher than comparable welded products.
     Demand for our OCTG products is cyclical in nature, being dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity has been historically a function of the current and anticipated prices of oil and natural gas. In addition, shipments by domestic producers of OCTG products may be positively or negatively affected by the amount of inventory held by producers, distributors and end users, as well as imports of OCTG products. Total domestic shipments of OCTG products were 2.7 million tons in 2005, 2.6 million tons in 2004 and 2.2 million tons in 2003. (Source for OCTG data: Preston Pipe and Tube Report.)
     Demand for line pipe is only partially dependent on oil and natural gas drilling activities. Line pipe demand is also dependent on factors such as the level of pipeline construction activity, line pipe replacement requirements, new residential construction and gas utility purchasing programs. Overall, total domestic shipments of line pipe (excluding exports) were 0.9 million tons in 2005, 1.1 million tons in 2004 and 1.2 million tons in 2003. Total domestic shipments of line pipe product 16 inches in diameter and smaller, the product sizes that we produce, were 0.5 million tons in 2005, 0.6 million tons in 2004 and 0.6 million tons in 2003. (Source for line pipe data: Preston Pipe and Tube Report)
     Import levels of OCTG into the United States can significantly affect U.S. OCTG manufacturers and the market. High levels of imports reduce the volume sold by U.S. producers and tend to put downward pressure on selling prices. We believe import levels are affected by, among other things, currency exchange rates, overall world demand for OCTG, the trade practices of foreign governments and producers and the presence or absence of antidumping, countervailing duty or other U.S. government orders that raise the cost or impose limits on imports.

     Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from Argentina, Italy, Japan, Korea and Mexico in response to antidumping and countervailing duty cases filed by several U.S. companies. These duties are subject to sunset reviews in July 2006.
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
Products
     Our seamless OCTG products are used as production tubing, casing and drill pipe. Production tubing is placed within the well and is used to convey oil and natural gas to the surface. Casing forms the structural wall of oil and natural gas wells to provide support and prevent collapse during drilling operations and is generally not removed after it has been installed in a well. Drill pipe is used and may be reused to drill several wells. Our seamless OCTG products are primarily sold as a finished upset, threaded and coupled, alloy grade product. Our seamless production tubing and casing are commonly used in deeper wells, unconventional drilling environments or off-shore drilling. The majority of our seamless OCTG product sales are of production tubing. Our seamless products range in size from 1.9 inches to 5 inches in outside diameter.
     Our welded OCTG products are used primarily as casing in oil and natural gas wells during drilling operations. We sell our welded OCTG products in both a plain end (unthreaded) condition as well as a threaded and coupled product in both alloy and carbon grades. Our welded tubular products range in size from 4.5 to 16.0 inches in outside diameter.
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
     We also sell a limited amount of other products, including standard pipe, piling and steel billets.

Markets and Distribution
     We market and sell our energy related tubular products throughout the active drilling and production areas of North America, including the southwest, western and Appalachian regions of the United States, as well as the western regions of Canada.
Customers
     Our OCTG and line pipe products are used by major and independent oil and natural gas exploration and production companies in drilling and production applications. Line pipe products are also used by gas utility and transmission companies. Substantially all of our OCTG products are sold to domestic distributors. Line pipe products are sold to both domestic distributors and directly to end users. We have long-standing relationships with many of our larger customers. Two of our customers, Bourland and Leverich Supply Co. Inc. and Champions Pipe & Supply, Inc., accounted for approximately 23% and 13%, respectively, of total sales in 2005.
Competition
     The markets for our tubular products are highly competitive and cyclical. Principal competitors in our primary markets include domestic and foreign integrated producers, mini-mills and welded OCTG tubular product processing companies. We believe that the principal competitive factors affecting our business are price, quality and customer service.
     Our principal competitors include Lone Star Steel Company, Maverick Tube Corporation, IPSCO Steel, Inc., United States Steel Corporation and a number of foreign companies.
Manufacturing
     Our seamless tubular products are manufactured at our facilities located in Ambridge, Pennsylvania. We manufacture welded tubular products at our facilities located in Wilder, Kentucky. During 2005, we made capital investments of $8.5 million, which primarily represented replacement and rehabilitation projects. The rated annual capacities of our seamless and welded tubular facilities are 250,000 tons and 570,000 tons, respectively. Capacity utilization for the seamless tubular facilities was 100% during 2005 compared to 98% in 2004. Capacity utilization of the welded tubular facilities was 39% during both 2005 and 2004.
     We process and finish our tubular products at our facilities located at: the Port of Catoosa, near Tulsa, Oklahoma; Baytown, Texas, located near Houston, Texas; and our facilities located in Koppel and Ambridge, Pennsylvania. Our finishing processes include upsetting, which is a forging process that thickens tube ends; heat treating, which is a furnace operation designed to strengthen the steel; straightening; non-destructive testing; coating for rust prevention; and threading. We also utilize a number of third party facilities to process and finish our tubular products. During 2005, we increased our internal heat treating capacity by 110,000 tons per year, or 65%, to 280,000 tons per year, in order to lower our costs and meet the growing demand in the marketplace for alloy grade products.

     All of our tube-making and finishing facilities are located on or near major rivers or waterways, enabling us to transport our tubular products into the Southwest by barge. We ship substantially all of our seamless and welded OCTG products destined for the southwest region by barge, which is normally a lower cost alternative to shipping by rail or truck.
     We manufacture our seamless tubular products in a mini-mill environment. The term mini-mill connotes a mill that typically uses steel scrap as its basic raw material and offers a limited range of products. At our Seamless facilities, steel scrap is melted in an electric arc furnace and poured into continuous casting machines which cast 5 1/2 inch round billets. These billets are reheated, pierced and rolled to specific size and wall thickness. With our current operations producing 5 1/2 inch round billets only, the estimated annual capacity of the Seamless facility’s melt shop is 450,000 tons. Capacity utilization during 2005 was 68% compared to 63% in 2004. Our environmental air permit provides for annual melt shop production up to 598,000 tons.
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
Raw Materials and Energy
     The primary raw material used in our Seamless facility is steel scrap, which we acquire principally from industrial, automotive, demolition, railroad and other steel scrap sources. We purchase steel scrap either through scrap brokers or directly in the open market. While the potential for periodic disruptions in supply exists, we believe that supplies of steel scrap will be available in sufficient quantities for the foreseeable future.
     At our Welded facility, hot-rolled coils are the primary raw material used. We purchase hot-rolled steel coil primarily from three domestic steel producers, with the majority of coils being purchased from Nucor Corporation. We order steel coils according to our business forecasts for our Welded operations. The cost of the steel coils represents the major cost component of cost of sales for our welded products. The steel industry is highly cyclical in nature and steel coil prices are influenced by numerous factors beyond our control, including general economic conditions, raw material costs, energy costs, import duties and other trade restrictions. While the potential for periodic disruptions in supply exists, we believe that supplies of steel coils will be available in sufficient quantities for the foreseeable future. In order to ensure a portion of our expected steel coil needs, we sometimes enter into fixed volume and basic price contracts with steel coil suppliers.
     Our Seamless facilities consume a significant amount of electricity and natural gas. From time to time we enter into contracts for electricity and natural gas for certain of our facilities in order to assure firm supply and/or pricing. We believe our operations have access to an adequate supply of electricity and natural gas.

Environmental Matters
     Our business is subject to federal, state and local environmental laws and regulations, including, among others, the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, the 1990 Amendments to the Clean Air Act and the Clean Water Act, and all regulations promulgated in connection with those laws. Such laws and regulations include those concerning the discharge of contaminants as air emissions or waste water effluents and the disposal of solid and/or hazardous wastes, such as electric arc furnace dust. As a result, we are from time to time involved in administrative and judicial proceedings and administrative inquiries related to environmental matters.
     We have a closed hazardous waste landfill on our property in Wilder, Kentucky that is being monitored according to a post-closure permit that was approved by the Kentucky Division of Waste Management. We have accrued the estimated costs for the post-closure care of the landfill and funds have been set aside to pay these costs.
     We operate a steel mini-mill that produces dust that contains lead, cadmium and chromium, and is classified as a hazardous waste. Dust produced by our electric arc furnace is collected through emission control systems and recycled at EPA-approved facilities.
     In late 2001, the EPA designated Imperial Adhesives, Inc., a former subsidiary of the Company, as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for costs associated with the site under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by an independent operator. A preliminary study of the site is ongoing. Consequently, it is too early to determine our ultimate liability exposure. We believe that the reasonably foreseeable resolution of this matter will not have a material adverse effect on our consolidated financial statements.
     We believe that we are currently in compliance in all material respects with applicable environmental regulations. We cannot predict the level of required capital expenditures or operating costs that may result from compliance with future environmental regulations.
     Capital expenditures for the next twelve months relating to environmental control facilities are expected to be approximately $0.8 million. However, such expenditures could be influenced by new or revised environmental regulations and laws or new information or developments with respect to our operating facilities.
     We have accrued liabilities of $5.0 million and $3.7 million for environmental remediation obligations at December 31, 2005 and 2004, respectively. Based upon our evaluation of available information, we do not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon our consolidated results of operations, financial position or cash flows. However, we cannot predict with certainty that new information or developments with respect to our environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Employees
     As of December 31, 2005, we had 1,227 employees comprised of 224 salaried employees and 1,003 hourly employees. Substantially all of our hourly employees are represented by the United Steelworkers of America under collective bargaining agreements which expire in May 2006, April 2009 and May 2010 for the Erlanger, Newport and Koppel operations, respectively.
Available Information
     We file annual, quarterly and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including NS Group, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.
     We also make available free of charge on or through our website at www.nsgrouponline.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
ITEM 1A. RISK FACTORS
     Before you invest in our securities, you should be aware that they are subject to various risks. We have described below the risks that we consider material. You should consider carefully these risk factors together with all of the other information included in this Annual Report on Form 10-K and the other documents we file with the SEC. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.
If fluctuations in natural gas and oil prices cause the number of natural gas and oil wells being drilled in the United States and globally to decrease, demand for our products could also decrease, which would cause our earnings to be reduced.
     Our energy products, which consist primarily of OCTG, constitute substantially all of our sales. Demand for our products depends primarily upon the worldwide number of natural gas and oil wells being drilled, completed and re-worked, as well as the depth and drilling conditions of these wells. The level of these activities is primarily dependent on current and anticipated natural gas and oil prices, which are volatile. Many factors, such as the supply and demand for natural gas and oil, general economic conditions, political instability or armed conflict in worldwide natural gas and oil producing regions and global weather patterns affect these prices.

The cost of steel coil and scrap may rise to a level where we are not able to offset our increased costs with price increases, which would reduce our gross margin.
     The price and availability of steel coils and scrap that we use in our manufacturing processes are highly competitive and volatile. Purchased steel, in the form of hot-rolled coils and steel scrap, represents the largest portion of our cost of goods sold. Various factors, most of which are beyond our control, affect the price and availability of steel coils and scrap. These factors include:
•	supply and demand factors;

•	freight costs and transportation availability;

•	inventory levels of brokers and distributors;

•	the level of imports and exports; and

•	general economic conditions.
     We may attempt to increase the price of our finished products in response to increases in steel coil and scrap costs. However, increases in the prices of our products may not fully compensate for such purchased steel coil and scrap price increases. As a result, we may be unable to fully recover increases in purchased steel prices, and our earnings may be reduced or we may have to curtail or suspend operations for an unknown period of time. Furthermore, we compete against manufacturers that may be able to purchase or produce their steel requirements at costs lower than ours, which may limit our ability to compete on the basis of price.
Demand for steel coils and scrap may increase to a level where we may be unable to obtain sufficient supplies of raw materials to meet our customer demand, which would reduce our sales.
     The worldwide demand for steel coils and scrap could increase significantly for various reasons. Strong U.S. and international economic growth could significantly increase demand for steel coils and scrap. Also, demand by foreign countries and the value of the U.S. dollar relative to certain foreign currencies may result in increased U.S. exports of steel products and a decline in imports.
     If the supply of steel coils and scrap were to decrease and/or the demand was to increase, we may be unable to obtain enough raw materials to meet customer demand. If this were to occur, we may be required to curtail or suspend operations for an unknown period of time.

High levels of imports of OCTG and line pipe products into the United States would reduce the demand for our products and could cause us to lower prices for our products, which would decrease our earnings.
     High levels of imports of OCTG and line pipe products reduce the volume sold by domestic producers and tend to suppress selling prices, which would result in decreased earnings for our business. We believe that import levels are affected by, among other things:
•	currency exchange rates;

•	overall world demand for OCTG and line pipe products;

•	freight costs and availability;

•	the trade practices of foreign governments and producers; and

•	the presence or absence of antidumping, countervailing duty or other U.S. government orders that raise the cost or impose limits on imports.
     Antidumping and countervailing duty orders could be modified or revoked. These orders, which impose special duties designed to offset unfair pricing and foreign government subsidization, are subject to annual administrative reviews that may be requested by various foreign and domestic parties and may be revoked as a result of periodic “sunset reviews.” An individual exporter may also obtain revocation applicable only to itself under certain circumstances.
     We cannot predict the U.S. government’s future actions regarding duties, tariffs or any other trade restrictions on imports of OCTG and line pipe products.
If industry-wide OCTG inventory levels are high, customers may draw from inventory rather than purchase new products, which would reduce our sales and earnings.
     Above-normal industry inventory levels and upward fluctuations in months of supply of inventory, which defines the level of inventory in terms of current market demand, have had in prior periods, and may have in the future, an adverse impact on our earnings. High industry-wide inventory levels of OCTG products reduce the demand for production of OCTG products because customers can draw from inventory rather than purchase new products. This reduction in demand could result in a corresponding reduction in prices and sales, both of which could contribute to a decrease in earnings. Industry-wide inventory levels of OCTG products can change significantly from period to period.

Our operations and/or the market in general can be adversely impacted by weather and weather related events, particularly in the Gulf region of the United States.
     Our geographically dispersed facilities are subject to various types of weather and weather related events which could affect our operations. For example, hurricanes could affect operations in the Gulf of Mexico and flooding of the Ohio and Mississippi rivers could affect river traffic. Any of these matters could have a significant impact on our operations and/or on our customers’ operations. We maintain various insurance coverages to protect us against such potential events, however, we may incur losses in excess of our insurance coverages, incur other uninsured costs, or we may not be able to maintain insurance coverage at adequate levels or acceptable costs in the future.
We depend on a limited number of suppliers for a significant portion of our steel.
     A loss of any of our major suppliers or an interruption of production at one or more of our major suppliers could require us to purchase steel from alternative suppliers on less advantageous terms which may result in the loss of sales or reduce our gross margins. Moreover, we may be unable to secure alternative sources. At our Welded operations, we depend primarily on three suppliers for our steel coils with one supplier accounting for the majority of our purchases.
Energy shortages could result in production interruptions which could reduce our sales and earnings.
     Our Seamless operations consume large amounts of electricity and natural gas, and the successful operation of these and our other production facilities depend on a reliable supply of these energy resources. Prolonged shortages could substantially disrupt our production, which would result in delays in shipments or loss of sales, either of which would reduce our operating profits.
We depend on a limited number of distributors.
     The loss of any significant distributor could result in a decline in our sales and earnings. In 2005, our top three distributors accounted for approximately 45% of our net sales. Our distributors are not bound to us by exclusive distribution contracts and may offer products and services that compete with our products and services.
Increased costs as a result of work stoppages and other labor problems would decrease our gross margins.
     Failure to renew any of our collective bargaining agreements could impair our ability to manufacture our products and result in increased costs and/or decreased sales and earnings. These collective bargaining agreements may not be renewed upon expiration, and new collective bargaining agreements may not be established on terms acceptable to us. As of December 31, 2005, we had 1,227 employees, including 1,003 hourly employees. Substantially all of our hourly employees are represented by the United Steelworkers of America. The collective bargaining agreements generally cover wages, health care benefits, retirement plans, seniority, job classes and work rules.

The use of our products by our customers involves risks that expose us to potential product liability losses for injuries and damage resulting from the use of our products.
     The drilling for, and transmission of, natural gas and oil involves a variety of risks, including well failures, line pipe leaks and fires. As a result, losses, including loss of life, personal injury, property damage, pollution and loss of production or suspension of operations, may result or be alleged to result from defects in our products, subjecting us to claims for damages. We maintain insurance coverage against potential product liability claims in amounts we believe to be adequate. However, we may incur product liability losses in excess of our insurance coverage, incur other uninsured costs, or we may not be able to maintain insurance coverage at adequate levels or acceptable costs in the future.
If we lack funding to make ongoing capital investments in our business, we may be unable to further develop our business or compete effectively.
     We may not have sufficient internally generated cash or acceptable external financing to make necessary capital expenditures in the future. If funding is insufficient, we may be unable to further develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures. We operate in an industry that requires substantial capital investment. In order to remain competitive, we must maintain our facilities, comply with environmental and other legal requirements, and periodically upgrade for technological improvements. We believe our competitors will continue to invest heavily in their facilities in order to achieve increased production efficiencies and improve product quality.
Some of our competitors have substantially greater assets, greater access to financial resources and larger sales organizations than we do, and we may not be able to compete effectively with these companies.
     We may not be able to compete successfully in the future. Our ability to compete depends on high product performance, short lead-time and timely delivery, competitive pricing and superior customer service and support. We operate in a highly competitive industry, and some of our competitors are larger and have greater financial and marketing resources and business diversification than us. These companies may be better able than us to successfully endure downturns in the energy sector. The OCTG market is commodity-based in nature and, as a result, product pricing is particularly competitive.

Compliance with and changes in various governmental regulations and environmental risks applicable to our business may require us to take actions that will increase our costs and capital expenditure requirements.
     New governmental laws and regulations may be enacted that would require us to make significant capital expenditures and result in decreased earnings. Existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, may also require us to make significant additional expenditures, which would result in decreased earnings or an increase in capital spending requirements. Our business is subject to numerous federal, state, and local laws and regulations, including regulations with respect to air emissions, wastewater discharges and the generation, handling, storage, transportation, treatment and disposal of waste materials. Although we believe we are in substantial compliance with all applicable laws and regulations, legal requirements are frequently changed and subject to interpretation. Accordingly, the ultimate cost of compliance with these requirements or their effect on our operations could significantly exceed our expectations.
Our revolving credit facility contains restrictive covenants that could limit our ability to operate our business in the most efficient manner.
     Restrictive covenants in our revolving credit facility may place us at a competitive disadvantage in relation to our competitors and failure to comply with these covenants could require us to repay our borrowings before their due dates or limit our borrowing under the facility. These restrictive covenants, among other things, limit our ability to:
•	incur additional indebtedness;

•	make investments, including capital expenditures;

•	create liens;

•	engage in transactions with affiliates;

•	dispose of assets;

•	issue or sell stock of our subsidiaries;

•	pay dividends or distributions; and

•	engage in mergers, consolidations and transfers of substantially all of our assets.
If we are unable to generate sufficient cash from operations or obtain external financing, we may not be able to meet our working capital requirements or pay the principal or interest due on any future borrowings.
     If we are unable to generate sufficient cash from operations to cover our fixed charges and other cash requirements in the future, we will be required to use the availability under our working capital facility or obtain additional external financing. If this were to occur, we may not have sufficient availability under our working capital facility or we may have difficulty in obtaining additional external financing.

Provisions in our charter documents and Kentucky law could delay or prevent a change in control of NS Group, even if that change would be beneficial to our shareholders.
     The existence of some provisions in our corporate documents and Kentucky law could delay or prevent a change in control of NS Group. Our articles of incorporation and bylaws contain provisions that may make acquiring control of NS Group difficult, including:
•	provisions limiting the right to call special meetings of our shareholders;

•	provisions regulating the ability of our shareholders to bring matters for action at annual meetings of our shareholders; and

•	the authorization to issue and set the terms of preferred stock.
     We also have a shareholder rights plan that would cause extreme dilution to any person or group who attempts to acquire a significant interest in NS Group without advance approval of our board of directors.
Volatility in the price of our common stock could result in a lower trading price than you paid.
     The market price of our common stock may be adversely affected by factors such as actual or anticipated fluctuations in our operating results, changes in the energy industry or in the economy in general, changes in financial estimates by securities analysts, general market conditions and other factors. Broad market fluctuations may adversely affect the market price of our common stock. Therefore, the market price of our common stock may decline below the price you paid.
Our ability to pay principal, interest and/or dividends on offered securities is limited.
     We are a holding company, with our principal assets consisting of the stock of our subsidiaries. Our ability to pay principal and interest on any debt securities or dividends on any preferred or common stock depends significantly on the cash flows of our subsidiaries. Furthermore, we have not paid any dividends on our common stock since 1992, and we do not anticipate paying dividends on our common stock at any time in the foreseeable future. As a result, any positive return on your investment in our common stock will depend upon appreciation in the market price of the common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     There were no unresolved comments from the Staff of the U.S. Securities and Exchange Commission at December 31, 2005.

ITEM 2. PROPERTIES
     Our principal operating properties are listed below. We believe our facilities are adequate and suitable for our present level of operations.
Operating Properties
     Koppel, Pennsylvania — We own approximately 227 acres of real estate upon which are located a melt shop, heat treating facility, machine and fabricating shops, storage and repair facilities and administrative offices aggregating approximately 500,000 square feet. The melt shop and administrative offices support the Seamless operations in Ambridge, Pennsylvania. The facilities are served by rail lines.
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
     Tulsa, Oklahoma — We lease approximately 36 acres of real estate upon which is located our Erlanger tubular processing facility. The facility is located at the Tulsa Port of Catoosa where barge facilities are in close proximity. Located on this property are six buildings aggregating approximately 119,000 square feet, which house the various finishing operations. The facilities are served by rail lines. The lease expires June 30, 2011.
Assets Held for Sale
     In connection with our restructuring decisions in 2001, certain equipment and facilities were designated as held for sale. In 2002, we sold the related hot strip mill equipment. In 2004, we sold our Newport, Kentucky melt shop, which included an electric arc furnace, continuous slab caster and related storeroom supplies and spare parts. In 2005, we sold the bar mill and blooming mill used at our Koppel operations. As of December 31, 2005, there were no assets remaining to be sold.
     Information regarding encumbrances on our properties is included in Note 6 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
     We are subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to workers compensation, health care and product liability coverage, each of which is self-insured to certain levels, as well as commercial and other matters. Reference is made to Part I, Item 1, Environmental Matters, concerning certain proceedings we are involved in with the U.S. Environmental Protection Agency (EPA). Based upon our evaluation of available information, we do not believe that any such matters will have, individually or in the aggregate, a material adverse effect upon our consolidated results of operations, financial position or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock and associated preferred stock purchase rights are listed on the New York Stock Exchange under the trading symbol NSS. As of February 24, 2006, there were approximately 110 holders of record of our common stock. We have not declared or paid cash dividends on our common stock since 1992. The following table sets forth, for the calendar quarters indicated, the high and low per share sales prices of our common stock as reported on the New York Stock Exchange.

	Stock Price
	2005		2004
	High	Low	High	Low
1st Quarter	$36.25	$25.03	$13.63	$8.57
2nd Quarter	34.85	24.52	16.91	11.04
3rd Quarter	43.78	32.24	19.50	14.59
4th Quarter	43.70	30.76	29.94	16.10

Equity Compensation Plan Information
     Securities authorized for issuance under equity compensation plans at December 31, 2005 are as follows:

	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance
	of outstanding options	outstanding options	under equity
Plan Category	and rights	and rights	compensation plans (a)
Equity compensation plans approved by security holders (b)	250,906	$14.93	1,005,200
Equity compensation plans not approved by security holders	29,335	$8.51	—

Total	280,241	$14.26	1,005,200

(a) Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options and rights.”
(b) Includes 21,000 restricted stock units granted in May 2004.
     See Note 9 to the consolidated financial statements for additional information.
Issuer Purchases of Equity Securities
     On October 21, 2005, our Board of Directors approved a share repurchase program for up to 2.25 million shares of our common stock. The repurchases may be made by us from time to time in open market purchases or through privately negotiated transactions through December 31, 2006. As of December 31, 2005, the maximum number of shares remaining to be purchased under this program is 2,124,600.
     Repurchases of equity securities during the fourth quarter of 2005 are listed in the following table.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs
October	59,500	$34.99	59,500	2,190,500
November	65,900	$35.76	65,900	2,124,600
December	—	—	—	2,124,600

Total	125,400	$35.39	125,400

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2005	2004	2003	2002	2001

Statement of Operations Data

Net sales	$600,895	$467,262	$258,987	$192,408	$315,458
Restructuring charges	—	(1,897)	(77)	(2,046)	(56,224)
Operating income (loss)	138,585	79,017	(18,196)	(34,140)	(50,167)
Net income (loss)	127,095	74,633	(17,329)	(39,930)	(55,977)
Net income (loss) per common share — diluted	5.62	3.45	(0.83)	(1.93)	(2.68)
Dividends per common share	—	—	—	—	—
Average shares outstanding — diluted (000’s)	22,604	21,638	20,774	20,647	20,889

Balance Sheet Data

Working capital	$267,472	$136,791	$45,076	$42,993	$126,690
Total assets	413,962	266,902	165,860	180,294	260,484
Revolving credit facility	—	—	14,936	—	—
Current portion of long-term debt	36	41	40	33,555	33
Long-term debt	375	421	461	482	68,070
Shareholders’ equity	307,843	174,323	88,608	104,383	143,662

Cash Flow Data

Capital expenditures	8,535	3,760	1,137	2,422	2,198
Depreciation and amortization	6,140	5,687	7,274	12,281	14,681
Cash flows provided (used) by:
Operating activities	119,487	29,010	(13,599)	(20,558)	28,887
Investing activities	(7,183)	3,572	5,040	10,846	4,173
Financing activities	1,876	(4,266)	(18,170)	(35,787)	(3,355)

Other Data

Product tons shipped	440,800	474,500	428,900	323,300	478,900
Tubular
Other	6,300	5,200	1,700	600	23,900
Employees	1,227	1,174	1,115	1,150	1,198

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We make forward-looking statements in this report which represent our expectations or beliefs about future events and financial performance. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” or similar words. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including those enumerated in Item 1A. Risk Factors of this Annual Report on Form 10-K.
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
     For a more complete understanding of our business activities and financial results, you should read the analysis of financial condition and results of operations together with the audited financial statements included in this Annual Report on Form 10-K.
OVERVIEW
Our Business Strategy
     Our business strategy encompasses the following components:
     To be a leading specialty steel tubular provider to energy customers – We seek to be a premier supplier to the energy industry by providing our customers with a quality product at a competitive price and with industry leading customer service. We establish and measure ourselves against key performance indicators in carrying out this strategy.
     To seek rational expansion to meet our customers’ tubular needs – We seek to broaden our ability to meet our customers’ needs by (i) selectively increasing our manufacturing and finishing capabilities and (ii) growing our product offerings. For example, in 2005 we increased our internal heat treat capacity by 65% in order to meet the growing needs of our customers for alloy grade product.

     To establish a culture that rapidly adapts to changing business environments – The energy tubular business is highly cyclical in nature. In addition, our major costs, such as steel raw materials, can fluctuate widely due to reasons that may be largely beyond our control. As such, we pursue a low-cost manufacturing philosophy and we seek to establish a culture that rapidly adapts to changing environments. Therefore, we aim to enter into business relationships that can inexpensively flex volumes upward and downward. For example, we believe purchasing steel coils for our welded tubular operations on both a spot market and contractual basis provides us with maximum flexibility as to price and availability.
     To grow and achieve superior returns on capital employed – We measure growth in terms of sales dollars, operating income and net income; however, our primary profitability measure is return on capital employed. We are committed to providing increased shareholder value by reinvesting in both internal and external opportunities, as well as returning capital directly to shareholders in achieving this goal. For example, we plan on investing over $40 million in 2006 in order to lower costs and improve manufacturing reliability and efficiencies. In addition, in October 2005, we announced a 2.25 million share repurchase program that expires December 31, 2006. Also, we have a “pay for performance” philosophy, under which a portion of our employees’ total compensation is at risk and tied to both individual performance and Company performance, as measured by return on capital employed and pre-tax earnings.
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

     The average number of oil and gas drilling rigs operating in the United States (rig count), domestic shipments of OCTG products (excluding exports), OCTG imports and inventories for 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Average natural gas price per mcf	$8.62	$6.14	$5.39

Average U.S. rig count	1,383	1,192	1,029

Domestic OCTG shipments	2.7	2.6	2.2
(millions of tons)

OCTG imports	1.6	1.1	0.8
(millions of tons)

OCTG inventories	2.1	1.7	1.4
(millions of tons at year-end)

Inventory tons per rig	1,428	1,341	1,254
(at year-end)
     Source: Baker Hughes, Preston Pipe and Tube Report and Company estimates
     The following charts provide graphic illustration of certain information in the above table.

Source: Baker Hughes, NYMEX	Source: Preston Pipe and Tube Report

     Economic conditions in the United States resulted in real GDP growth of 4.4% in 2004. Real GDP growth for 2005 remained strong at 3.5%, which provided continued support for natural gas demand and prices, and resulting in the highest level of rig count activity in 20 years. In addition, natural gas supply disruptions in the Gulf of Mexico brought about by hurricane activity during 2005 elevated the need for drilling for natural gas. For 2005, rigs drilling for natural gas represented approximately 86% of the 1,383 rigs, and 2005 total average rig count increased 16% over 2004. Based upon current settlement prices for natural gas futures, economists’ forecasts of real GDP growth in 2006, as well as other factors, we estimate the rig count will average 1,550 in 2006. The rig count as of March 3, 2006 was 1,531.
     The amount of OCTG inventory in the marketplace also affects demand for our products. U.S. end-users obtain OCTG from domestic and foreign tubular producers and from draw-downs of inventory from the end-user, distributor or tubular producers. While the absolute levels of OCTG inventories at December 31, 2005 increased by 24% over 2004, to 2.1 million tons, the amount of inventory tons per rig increased only 6.5%, to 1,428, which we believe represents a reasonable level of inventory relative to active rigs. Therefore, we believe that current OCTG inventory levels in the marketplace will not have a detrimental effect on our 2006 shipments assuming our estimate of 2006 drilling levels.
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
     According to published industry reports, imports of OCTG products in 2005 comprised an estimated 38% of the total domestic market, compared to 30% in 2004 and 26% in 2003.
     Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from Argentina, Italy, Japan, Korea and Mexico in response to antidumping and countervailing duty cases filed by several U.S. companies. These duties are subject to sunset reviews in July 2006.
     Under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA), tariffs collected on dumped imports are required to be directed to the industries harmed. These payments are made to cover certain operating expenses and investment in manufacturing facilities. In September 2002, the World Trade Organization (WTO) ruled that such payments violate international trade rules. The U.S. Trade Representative appealed this ruling; however, the WTO upheld the ruling in January 2003. Tariffs under the CDSOA had a negligible impact on us in 2005 and 2004. We received $0.6 million in CDSOA payments in 2003.

     We cannot predict the U.S. government’s future actions regarding duties and tariffs or any other future actions regarding import duties or other trade restrictions on imports of OCTG and line pipe products. We expect to continue to experience high levels of competition from imports.
Costs of Our Products
     As a manufacturer of tubular steel products, the costs of our products include steel raw material costs, direct and indirect labor, energy costs and other direct and indirect manufacturing costs. The primary raw material used in our seamless operations is steel scrap, which in 2005 represented approximately 21% of the cost of products sold for our seamless products. At our Welded facility, purchased steel coil is the primary raw material, which represented approximately 78% of the cost of products sold for our welded products. As a result, the steel industry, which is highly cyclical and volatile in nature, can affect our costs both positively and negatively. Various factors, most of which are beyond our control, affect the price of steel scrap and coils. These factors include:
•	supply and demand factors, both domestic and global;

•	freight costs and transportation availability;

•	inventory levels of brokers and distributors;

•	the level of imports and exports; and

•	general economic conditions.
     Our quarterly average cost per net ton of purchased steel scrap, used in our Seamless operations, for the past three years was as follows:

     The following chart illustrates the average market price of steel coil, which is used in our Welded operations, for the periods presented, as reported by the publication American Metal Market. Such prices are illustrative of trends that we have experienced with our purchased steel coil.
     The steel component of our cost of products sold lags steel purchase price changes by approximately four to six months.
     A number of the above-mentioned factors combined to result in significant increases in the cost of steel scrap and hot-rolled coils beginning late in the fourth quarter of 2003 and continuing into 2004. Strong U.S. and international economic growth in 2004, led by China, significantly increased demand for steel scrap. Demand by foreign countries and the fall in the value of the U.S. dollar also resulted in historically high levels of U.S. exports of steel scrap. In addition, export restrictions placed on steel scrap by certain foreign countries affected worldwide supply in 2004. These factors resulted in an 88% increase in our average purchased steel scrap cost per ton in 2004 as compared to 2003. While 2005 steel scrap costs declined by 12% from 2004, supply and demand fundamentals for steel scrap did not change significantly, resulting in continued historically high costs for 2005.
     Steel coils were also in high demand in 2004 as a result of strong global economic growth. U.S. supply was affected by the relatively low level of imports, which occurred for several reasons, including the low value of the U.S. dollar relative to certain foreign currencies, and the high cost of ocean freight. In addition, there were steel industry specific factors that contributed to increased steel coil costs such as rising costs of raw materials used by integrated steel companies. These factors contributed to the imposition of surcharges and base price increases from steel suppliers in 2004 to all steel consuming industries, including the OCTG industry. Our average 2004 purchased hot-rolled coil costs increased by $292 per ton over 2003. Although purchased coil costs have declined significantly from the peak prices incurred in the third quarter of 2004, coil prices remained at historically high levels in 2005, due in part to the continuance of several of the above factors. Our average purchased coil cost for 2005 increased by $15 per ton over our average purchased coil cost for 2004.
     Based upon our view of the factors that impact the price of steel scrap and coils, we currently believe our 2006 purchased steel scrap and coil costs per ton will approximate our 2005 purchased cost per ton.

     In addition to significantly higher steel prices, buyers of steel products, including the OCTG industry, have experienced instances of extended lead times on delivery of products and cancellation of steel purchase orders. In order to ensure a portion of our expected steel coil needs for the second half of 2004 and for 2005 and 2006, we entered into supply agreements with our major supplier.
     While our customers have purchased our products at higher prices, thus compensating us for higher raw material costs, there can be no assurance that our customers will continue to pay higher prices for our tubular products, and that raw material supply will be consistently available to meet our customer demand. A decline in demand for our products may result in lower selling prices which could result in an inability to fully recover our investment in inventory.
     The effects of inflation did not have a material effect on our results of operations in the past three years.
Restructuring of Operations
     In 2001, we implemented restructuring initiatives involving certain operations of our business. One initiative was to purchase hot-rolled coils rather than manufacture them at our welded tubular operations. As a result, we discontinued the production of hot-rolled coils and closed our melt shop and hot strip mill operations at our welded tubular facilities in Wilder, Kentucky, effective March 31, 2001. In addition, we exited the special bar quality business in June 2001, which was operated from our Koppel, Pennsylvania facility.
     Consequently, in the first quarter of 2001, we recorded $56.2 million of restructuring charges, including $43.4 million from asset impairment losses related to machinery, equipment and related spare parts inventories to be sold. The restructuring charges included a $0.6 million write-down of special bar quality finished goods inventories that was included in cost of products sold. See Note 2 of Notes to Consolidated Financial Statements for additional information.
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
     As of December 31, 2005, we have no assets of the restructured operations classified as Assets Held for Sale and we consider all material aspects of the restructuring actions to be complete.

Results of Operations - 2005 Compared to 2004
Net Sales

			Change
			2005 vs 2004
	2005	2004	Amount	%
Net sales
Seamless products	$382,003	$267,354	$114,649	42.9
Welded products	218,892	199,908	18,984	9.5

	$600,895	$467,262	$133,633	28.6

Revenue per ton (tubular)
Seamless products	$1,610	$1,144	$466	40.7
Welded products	$1,062	$830	$232	28.0

Tubular tons shipped
Seamless products	234,600	233,600	1,000	0.4
Welded products	206,200	240,900	(34,700)	(14.4)

	440,800	474,500	(33,700)	(7.1)

Average rig count	1,383	1,192	191	16.0
     The increase in net sales in 2005 of 28.6% over 2004 was primarily attributable to significant increases in revenue per ton for both our seamless and welded tubular products, despite a slight decrease in total shipments. The increase in average revenue per ton was primarily due to price increases resulting from the increase in demand for tubular products as evidenced by the 16.0% increase in average rig count for the year. Although our seamless tubular facility was operating at full capacity for 2005 and 2004, seamless shipments in 2005 were negatively impacted by an estimated loss of 3,000 tons due to the effects of hurricanes Katrina and Rita. The increase in imports of carbon grade products over the prior year negatively affected our welded product shipment levels.

Gross Profit

			Change
			2005 vs 2004
	2005	2004	Amount	%
Gross profit	$161,534	$99,174	$62,360	62.9
Gross profit %	26.9	21.2		26.9
     Gross profit in 2005 improved primarily as a result of significant increases in prices partially offset by higher steel coil costs and a decline in welded tubular shipments. Gross profit percentage increased due to increased pricing and a greater mix of shipments of higher value-added products.
Selling, General and Administrative Expenses

			Change
			2005 vs 2004
	2005	2004	Amount	%
Selling, general and administrative	$22,949	$18,260	$4,689	25.7
     Selling, general and administrative expenses in 2005 were higher by $4.7 million compared to 2004, but decreased as a percentage of net sales to 3.8% in 2005 from 3.9% in 2004. The increase in expenses related primarily to general and product liability claims, increases in salaries and personnel and increases in discretionary projects, including costs incurred in connection with information system planning.

Results of Operations - 2004 Compared to 2003
Net Sales

			Change
			2004 vs 2003
	2004	2003	Amount	%
Net sales
Seamless products	$267,354	$142,356	$124,998	87.8
Welded products	199,908	116,631	83,277	71.4

	$467,262	$258,987	$208,275	80.4

Revenue per ton (tubular)
Seamless products	$1,144	$816	$328	40.2
Welded products	$830	$458	$372	81.2

Tubular tons shipped
Seamless products	233,600	174,400	59,200	33.9
Welded products	240,900	254,500	(13,600)	(5.3)

	474,500	428,900	45,600	10.6

Average rig count	1,192	1,029	163	15.8
     The increase in net sales in 2004 of 80.4% over 2003 was primarily attributable to significant increases in revenue per ton for both our welded and seamless tubular products and a 10.6% increase in shipments, which included a change in product mix toward higher priced seamless products. The increase in average revenue per ton was primarily due to price increases resulting from the increase in demand for tubular products as well as the pass through of increased steel costs in the form of surcharges and base price increases. The increase in shipments was caused by higher consumption of OCTG products as a result of increased drilling activity during the year.

Gross Profit (Loss)

			2004 vs 2003
	2004	2003	Amount	%
Gross profit (loss)	$99,174	$(3,965)	$103,139	nm

Gross profit (loss) %	21.2	(1.5)		nm
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
Selling, General and Administrative Expenses

			Change
			2004 vs 2003
	2004	2003	Amount	%
Selling, general and administrative	$18,260	$14,721	$3,539	24.0
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
Investment Income, Interest Expense, Other, Net
     Our investment income was $2.9 million in 2005, compared to $0.2 million in 2004, and a loss of $0.1 million in 2003. Investment income increased in 2005 as a result of increases in average invested cash balances and interest rates. Investment income in 2004 increased as a result of an increase in average invested cash balances. Impairment losses on long-term investments were $0.1 million in 2003.

     Our recorded interest expense in 2005 consists primarily of amortization of deferred financing costs and unused commitment and letter of credit fees.
     During 2004 and 2003, we reduced our interest expense by paying off our revolving credit facility in 2004 and redeeming $33.8 million in principal of our 13 1/2% senior secured notes in July 2003. The pay off of the revolving credit facility in 2004 was funded from operations. The senior note retirements in 2003 were funded from existing cash and investment balances and borrowings under our credit facility.
     Other, net for 2003 includes $4.0 million of cash receipts from favorable claim settlements with electrode suppliers relating to purchases in prior years.
Income Taxes
     In 2005, our provision for income taxes resulted in a combined federal and state effective tax rate of approximately 10.0%. This rate reflects the utilization of available federal and state net operating loss carryforwards that had been fully reserved by valuation allowances at December 31, 2004. This primarily contributed to a reduction in our deferred tax asset valuation allowance of $31.0 million for 2005. In addition, the effective rate was impacted by the reversal of certain tax valuation allowances associated with deferred tax assets which reverse in periods after December 31, 2005. The reversal of these other tax valuation allowances decreased income tax expense by $5.0 million in 2005. The deferred tax asset balance includes $4.5 million related to state net operating losses and $1.2 million related to tax credit carryforwards. The state net operating losses expire between 2008 and 2023. The state tax credits are not limited by expiration dates. We have recorded deferred tax assets related to these carryforwards. In estimating the amount of the valuation allowance required, we have considered projected taxable income related to the reversal of temporary differences based on the provisions of enacted tax law. We estimate that our combined federal and state effective tax rate for 2006 will approximate 39.0%.
     In 2004, our provision for Income taxes resulted in a combined federal and state effective tax rate of approximately 4.4%. This rate reflects the utilization of available federal and state net operating loss carryforwards that had been fully reserved by valuation allowances at December 31, 2003.
     We exhausted our federal income tax refund capability in 1999, and accordingly, tax benefits from operating losses in 2003 were offset by valuation allowances, resulting in no net federal tax benefit being recorded for the loss. The $0.2 million tax benefit recorded in 2003 resulted from reclassifying to income the deferred tax benefits related to our long-term investments that were sold in 2003.
LIQUIDITY AND CAPITAL RESOURCES
Overview
     Our principal sources of liquidity have historically included cash flow from operating activities, our revolving credit facility and other sources of financing through the capital markets. Our business is highly cyclical in nature and therefore our cash flows from operating activities can vary significantly. We consider working capital items such as accounts receivable, inventory, accounts payable and accrued liabilities as critical components to managing our liquidity. We currently use our cash on hand and cash flows from operations to fund our working capital needs.

     We estimate that our capital spending in 2006 will be approximately $43.0 million, which will significantly enhance our manufacturing reliability, reduce costs and improve our information and financial reporting systems. The timing of completion of these capital projects is dependant upon our ability to adequately staff the projects and the ability of our suppliers to meet our timing requirements. We believe we will be able to fund these capital expenditures from available cash on hand or cash flows from operations.
     At December 31, 2005, we had long-term debt of $0.4 million; therefore our long-term financing commitments are minimal. We have a board authorized share repurchase program for up to 2.25 million shares. Repurchases under the program are discretionary and the authorization expires December 31, 2006.
     Based upon our current market outlook, we believe our sources of cash, including amounts currently on hand, will be sufficient to meet our anticipated cash requirements for 2006.
Working Capital
     Working capital at December 31, 2005 was $267.5 million, an increase of $130.7 million from the $136.8 million at December 31, 2004, and the ratio of current assets to current liabilities at December 31, 2005 was 3.9 to 1 compared to 2.7 to 1 at December 31, 2004. Increases in our cash and equivalents, accounts receivable and inventories, partially offset by increased income taxes payable, accounted for $123.7 million of the increase in working capital. There were no borrowings on our credit facility at December 31, 2005 and 2004.
Operating Cash Flows
     Cash provided by operating activities in 2005 was $119.5 million. We had operating income of $138.6 million, which included depreciation and amortization charges of $6.1 million. Operating cash flows supported a $9.2 million net increase in our operating assets and liabilities. Major components of the changes in our operating assets and liabilities included a $5.5 million increase in accounts receivable and a $16.8 million increase in inventories, partially offset by increases of $12.8 million and $3.8 million in income taxes payable and deferred revenues, respectively. The increase in our accounts receivable and deferred revenue balances was primarily the result of increased pricing of our products. Our investment in inventory increased because of higher quantities of finished products on hand to meet anticipated increases in shipment levels.

     Cash provided by operating activities in 2004 was $29.0 million. We had operating income of $79.0 million, which included depreciation and amortization charges of $5.7 million. Operating cash flows supported a $51.7 million net increase in our operating assets and liabilities. Major components of the changes in our operating assets and liabilities included a $26.9 million increase in accounts receivable and a $53.2 million increase in inventories, partially offset by increases of $16.6 million, $9.1 million and $5.6 million in accounts payable, accrued liabilities and deferred revenue, respectively. The increase in our accounts receivable balance was primarily the result of increased pricing, as well as an increase in shipment levels. Our investment in inventory increased because of higher quantities of our seamless products on hand to meet increased shipment levels as well as an overall increase in the steel raw material costs component of inventory, particularly in our welded operations. Higher steel raw material costs also contributed to the increase in our accounts payable. Accrued liabilities increased $6.3 million as a result of accruals for hourly and salaried profit sharing and incentive plans at December 31, 2004. Most of our profit sharing and incentive plans are based on annual results, and therefore were not paid until the first quarter of 2005. The increase in deferred revenue resulted from significantly increased selling prices and a higher level of business activity. Restructuring liabilities decreased $2.9 million primarily as a result of a contract settlement payment.
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
Investing Cash Flows
     Cash flows used in investing activities were $7.2 million in 2005, while cash flows provided by investing activities were $3.6 million in 2004 and $5.0 million in 2003. Capital expenditures were $8.5 million, $3.8 million and $1.1 million in 2005, 2004 and 2003, respectively. These capital expenditures were primarily related to maintenance and improvements to our tubular manufacturing facilities.
     We received proceeds from sales of assets held for sale of $1.4 million, $6.7 million and $0.5 million in 2005, 2004 and 2003, respectively. We also received proceeds of $3.8 million from the sale of long-term investments in 2003.

Financing Cash Flows
     We had no outstanding loans under our credit facility as of December 31, 2005 and 2004. Participants in our benefit plans exercised stock options in 2005 which provided cash of $6.5 million. On October 21, 2005, our Board of Directors approved a share repurchase program for up to 2.25 million shares of our common stock. The repurchases may be made by us from time to time in open market purchases or through privately negotiated transactions through December 31, 2006. During the fourth quarter we purchased 125,400 shares for $4.4 million.
     In 2004 we paid off all existing loans under our credit facility and also benefited from the exercise of stock options, which generated cash of $10.9 million. In the second quarter of 2003 we redeemed the remaining $33.8 million of our outstanding 13 1/2% senior secured notes that were due on July 15, 2003. The notes were redeemed at par plus accrued interest and were funded from existing cash balances and borrowings under our credit facility.
     Long-term debt maturities for each of the next five years are less than $0.1 million.
     In July 2002 we filed a universal shelf registration statement for the issuance and sale from time to time to the public of up to $100 million in securities, including debt, preferred stock, common stock and warrants. The shelf registration was declared effective by the SEC in September 2002. We have not sold any securities pursuant to the shelf registration. We believe the shelf registration affords us the financial flexibility to react to future opportunities in the market. Under the Securities Offering Reform of 2005, we may continue to use this shelf registration statement through November 30, 2008.
     See Note 6 to the consolidated financial statements for more information on our credit facility and shelf registration.
     In 2005 and 2004 we utilized tax operating loss carryforwards to reduce the amount of taxes we would otherwise be required to pay. As of December 31, 2005, these carryforwards were utilized and as such, beginning in 2006, our tax expense and payments will more closely approximate statutory rates. You should read Note 12 to the Consolidated Financial Statements for further information concerning our federal tax status.

Contractual Obligations and Other Cash Requirements
     The following table summarizes our expected cash outflows resulting from contractual obligations. Except for the purchase obligations included below, we have not included information for recurring purchases of materials used in our manufacturing operations that closely reflect our levels of production and are not long-term in nature (less than three months). Certain obligations are described more fully in the Notes to the Consolidated Financial Statements.

	Payments due by period
Contractual obligations
(In thousands)	Total	2006	2007-2008	2009-2010	Thereafter
Long-term debt	$411	$40	$80	$80	$211
Restructuring liabilities	2,643	959	298	183	1,203
Employee benefit plans	8,307	803	1,615	1,676	4,213
Asset retirement obligations	1,275	—	—	—	1,275
Purchase obligations	63,835	62,748	1,087	—	—
Operating leases	847	171	350	261	65

Total	$77,318	$64,721	$3,430	$2,200	$6,967

     We have a $50.0 million revolving credit facility that expires in March 2007. As of December 31, 2005, we had no loans outstanding under the credit facility. We had outstanding letters of credit in the amount of $1.9 million, reducing the amount of funds available under the credit facility to approximately $48.1 million as of December 31, 2005. The facility is secured by a first priority lien on substantially all of our inventories, accounts receivable and property, plant and equipment. See Note 6 to the consolidated financial statements for additional information.
     We currently purchase electricity for two of our facilities pursuant to contracts that expire in 2006. Amounts paid under these contracts are not included in the table because they can vary based on the level of our operations. We estimate total payments in 2006 will approximate $1.6 million under these contracts.

     We are subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental matters, workers compensation, health care and product liability (each of which is self-insured to certain levels) as well as commercial and other matters. We accrue for the cost of such matters when the incurrence of such costs is probable and can be reasonably estimated. In 2005 we decreased our reserves for warranty claims by $0.2 million as new claims and changes in estimates of existing claims of $3.0 million were offset by $3.2 million of settlements. See Note 13 to the consolidated financial statements for further discussion of product warranty claims. While the ultimate amount and timing of payment for loss contingencies can be difficult to determine, we do not believe that such amounts and the timing of payment will result in a material adverse affect on our cash flows. See Note 4 to the consolidated financial statements for a description of accrued liabilities.
Critical Accounting Policies and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate the appropriateness of these estimations and judgments on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Deferred Tax Assets and Liabilities
     Our annual tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, our annual tax rate reflected in our financial statements is different than reported on our tax return. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.
     Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our consolidated financial statements for which payment has been deferred, or expenditures which we have already taken a deduction for in our tax return but have not yet been recognized in our consolidated financial statements.

     Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Although realization is not assured, management believes it is more likely than not that our deferred tax assets, net of valuation allowances, will be realized.
     Changes in existing tax laws, tax rates and their related interpretations may also affect our ability to successfully manage the impacts of regulatory matters. We establish reserves when necessary for tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. We review these in light of the changing facts and circumstances and adjust them when significant changes in risk warrant it.
     Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation and geographic mix of earnings could have an impact on our estimates and effective tax rate.
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
     Inherent in the valuations for the SCA and postretirement health benefits are key assumptions including assumptions about discount rates. These assumptions are updated on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. To develop our discount rate, we considered the available yields on high-quality fixed-income investments with maturities corresponding to our benefit obligations. We used discount rates of 5.50% and 5.75% to determine the SCA and postretirement health benefit liability as of December 31, 2005 and 2004, respectively. The decline in the discount rate used to estimate the SCA and postretirement health benefit liability is a result of declining long-term interest rates in the United States. Changes in the related SCA and postretirement health benefit costs may occur in the future due to changes in the assumptions, primarily changes in the discount rate.

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
Reserves for Contingencies
     We have other potential exposures, such as workers compensation claims, environmental claims, product liability and litigation. Establishing loss reserves or valuation allowances for these matters requires us to estimate and make judgments with regard to risk exposure and ultimate liability. We establish accruals for these exposures; however, if our exposure exceeds our estimates, we could be required to record additional charges.
Asset Retirement Obligations
     Legal obligations associated with the retirement of long-lived assets are recognized as a liability in our consolidated financial statements. These obligations are measured and recorded at their estimated fair value.
     In determining asset retirement obligations, we must make significant judgments and estimates to calculate fair value. Fair value is developed through consideration of estimated retirement costs in today’s dollars, inflated to the anticipated retirement date and then discounted back to the date the asset retirement obligation was incurred. Changes in assumptions and estimates included within the calculations of asset retirement obligations could result in significantly different results than those identified and recorded in the consolidated financial statements.
RECENTLY ISSUED ACCOUNTING STANDARDS
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), ''Share-Based Payment’’, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We have elected the modified prospective method of adoption. We do not expect the adoption of SFAS 123(R) to have a material effect on our consolidated results of operations, financial position or cash flows.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to amend the guidance in Chapter 4, Inventory Pricing, of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, which will become effective for us on January 1, 2006. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The statement requires that those items be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We do not expect the adoption of SFAS 151 to have a material effect on our consolidated results of operations, financial position or cash flows.
OTHER MATTERS
     You should read Note 10 to the Consolidated Financial Statements for information pertaining to commitments and contingencies.
     The collective bargaining agreement at Erlanger expires in May 2006 and covers 154 hourly employees. While we expect to negotiate a renewal of the contract, failure to renew the contract could impair our ability to manufacture certain of our products and result in increased costs and/or decreased sales and earnings.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have not used derivative financial instruments for any purpose during the periods shown, including trading or speculating on changes in interest rates or commodity prices of materials.
     Purchased steel, in the form of hot-rolled coils and steel scrap, represents the largest portion of our cost of products sold. The price and availability of steel coils and scrap that we use in our manufacturing processes are highly competitive and volatile. Various factors, most of which are beyond our control, affect the supply and price of steel coils and scrap. Changes in steel coil and scrap costs have had a significant impact on our earnings, and we expect that future changes will continue to significantly impact our earnings. Reference is made to “Overview-Economic and Industry-Wide Factors that Affect our Business – Costs of Our Products” for additional comments regarding steel costs.
     We are exposed to market risk for changes in interest rates for borrowings under our revolving credit facility. Borrowings under the credit facility bear interest at variable rates and the fair value of the borrowings are not significantly affected by changes in market interest rates. As of December 31, 2005, we had no borrowings outstanding under our credit facility.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORTS TO NS GROUP SHAREHOLDERS
Management’s Responsibility for Financial Statements
     The accompanying consolidated financial statements have been prepared by the management of NS Group, Inc., in conformity with accounting principles generally accepted in the United States of America and, in the judgment of management, present fairly and consistently the Company’s consolidated results of operations, financial position and cash flows. These statements necessarily include amounts that are based on management’s best estimates and judgments. The financial information contained elsewhere in this report is consistent with that contained in the consolidated financial statements.
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework”. Based on the results of this assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.
     NS Group, Inc.’s independent registered public accounting firm has issued an attestation report on our assessment of the Company’s internal control over financial reporting, which appears herein.
/s/ René J. Robichaud
René J. Robichaud
President and Chief Executive Officer
/s/ Thomas J. Depenbrock
Thomas J. Depenbrock
Vice President — Finance, Treasurer
and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of NS Group, Inc.
Newport, Kentucky
We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that NS Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of NS Group, Inc.
Newport, Kentucky
We have audited the accompanying consolidated balance sheets of NS Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NS Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 8, 2006

NS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share amounts)	2005	2004	2003

Net sales	$600,895	$467,262	$258,987
Cost of products sold	439,361	368,088	262,952

Gross profit (loss)	161,534	99,174	(3,965)

Selling, general and administrative expense	22,949	18,260	14,721
Restructuring charges	—	1,897	77
Trade case receipts	—	—	(567)

Operating income (loss)	138,585	79,017	(18,196)

Investment income (loss)	2,933	205	(117)
Interest expense	(621)	(1,071)	(3,391)
Other, net	311	(62)	4,206

Income (loss) before income taxes	141,208	78,089	(17,498)
Provision (benefit) for income taxes	14,113	3,456	(169)

Net income (loss)	$127,095	$74,633	$(17,329)

Net income (loss) per common share —
Basic	$5.70	$3.53	$(0.83)

Diluted	$5.62	$3.45	$(0.83)

Weighted average shares outstanding —
Basic	22,303	21,162	20,774
Diluted	22,604	21,638	20,774
See notes to consolidated financial statements.

NS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands)	2005	2004
ASSETS
Current assets:
Cash and equivalents	$145,124	$30,944
Accounts receivable, less allowances of $1,563 and $1,492, respectively	59,658	54,134
Inventories	136,635	119,817
Operating supplies and prepaid expenses	11,534	9,498
Deferred income taxes	7,885	1,625
Other current assets	—	2,379

Total current assets	360,836	218,397
Property, plant and equipment, net	48,515	44,260
Other assets	4,611	2,190
Assets held for sale	—	2,055

Total assets	$413,962	$266,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,385	$41,061
Accrued liabilities and other	23,029	23,998
Accrued income taxes	10,563	1,969
Deferred revenue	17,407	13,641
Current portion of restructuring liabilities	944	896
Current portion of long-term debt	36	41

Total current liabilities	93,364	81,606
Long-term debt	375	421
Deferred income taxes	1,770	1,788
Other long-term liabilities	10,610	8,764

Total liabilities	106,119	92,579

Shareholders’ equity:
Preferred stock, no par value, 2,000 shares authorized, none outstanding	—	—
Common stock, no par value, 40,000 shares authorized, 25,129 and 25,111 shares issued	293,936	287,897
Treasury stock, at cost, 2,709 and 3,205 shares	(26,413)	(27,085)
Unearned compensation	(564)	(307)
Accumulated other comprehensive income	29	58
Retained earnings (deficit)	40,855	(86,240)

Shareholders’ equity	307,843	174,323

Total liabilities and shareholders’ equity	$413,962	$266,902

See notes to consolidated financial statements.

NS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
(In thousands)	2005	2004	2003
CASH FLOWS — OPERATING ACTIVITIES
Net income (loss)	$127,095	$74,633	$(17,329)
Adjustments to reconcile net income (loss) to net cash flows provided (used) by operating activities:
Depreciation and amortization	5,849	5,403	6,672
Amortization of deferred finance costs	291	284	602
Loss on disposal of assets	460	—	—
Amortization of unearned compensation	237	124	—
Deferred income taxes	(6,278)	163	(77)
Restructuring charges, including asset impairment	—	—	308
Loss on sales of investments	—	—	347
Other, net	988	145	568
Changes in operating assets and liabilities:
Accounts receivable, net	(5,524)	(26,873)	(14,608)
Inventories	(16,818)	(53,249)	(10,694)
Other current assets	(2,324)	(650)	1,178
Accounts payable	(736)	16,554	16,016
Accrued liabilities	(342)	4,878	2,849
Accrued income taxes	12,823	1,969	(109)
Deferred revenue	3,766	5,629	678

Net cash flows provided (used) by operating activities	119,487	29,010	(13,599)

CASH FLOWS — INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8,535)	(3,760)	(1,137)
Proceeds from sales of assets held for sale	1,352	6,679	479
Purchase of short-term investments	(10,933)	—	—
Maturity of short-term investments	10,933	—	—
Sales of available-for-sale securities	—	—	3,751
Changes in other	—	653	1,947

Net cash flows provided (used) by investing activities	(7,183)	3,572	5,040

CASH FLOWS — FINANCING ACTIVITIES
Repayments of long-term debt	(51)	(39)	(33,802)
Net borrowings (repayments) under revolving credit facility	—	(14,936)	14,936
Increase (decrease) in other notes payable	—	(106)	106
Proceeds from option and warrant exercises	6,469	10,925	1,029
Purchase of treasury stock	(4,542)	—	(28)
Payment of financing costs	—	(110)	(411)

Net cash flows provided (used) by financing activities	1,876	(4,266)	(18,170)

Increase (decrease) in cash and equivalents	114,180	28,316	(26,729)
Cash and equivalents at beginning of period	30,944	2,628	29,357

Cash and equivalents at end of period	$145,124	$30,944	$2,628

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8	$410	$4,543
Cash paid (received) during the period for income taxes	$7,583	$1,250	$(670)
See notes to consolidated financial statements.

NS GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other	Retained
	Common Stock		Treasury Stock		Unearned	Comprehensive	Earnings
(In thousands)	Shares	Amount	Shares	Amount	Compensation	Income (Loss)	(Deficit)	Total
Balance, December 31, 2002	24,860	$282,935	4,213	$(35,572)	$759	$(328)	$(143,411)	$104,383
Net loss							(17,329)	(17,329)
Reclassification of investment losses to income statement						488		488
Net unrealized loss on investments						(63)		(63)

Comprehensive loss								(16,904)
Exercise of common stock warrants	187	749			(308)			441
Stock option plans	43	477	(21)	152	125		(66)	688

Balance, December 31, 2003	25,090	$284,161	4,192	$(35,420)	$576	$97	$(160,806)	$88,608
Net income							74,633	74,633
Net unrealized loss on investments						(39)		(39)

Comprehensive income								74,594
Vesting of deferred compensation		626			(626)			—
Issuance of restricted stock units		381			(381)			—
Amortization of unearned compensation					74			74
Tax benefit related to stock options exercised		74						74
Stock option plans	21	2,655	(987)	8,335	50		(67)	10,973

Balance, December 31, 2004	25,111	$287,897	3,205	$(27,085)	$(307)	$58	$(86,240)	$174,323
Net income							127,095	127,095
Net unrealized loss on investments						(29)		(29)

Comprehensive income								127,066
Restricted stock grants	17	494			(494)			—
Amortization of unearned compensation					237			237
Tax benefit related to stock options exercised		4,141						4,141
Purchase of treasury stock			132	(4,638)				(4,638)
Stock option plans	1	1,404	(628)	5,310				6,714

Balance, December 31, 2005	25,129	$293,936	2,709	$(26,413)	$(564)	$29	$40,855	$307,843

See notes to consolidated financial statements.

NS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
     The consolidated financial statements include the accounts of NS Group, Inc. and its wholly-owned subsidiaries (the Company): Koppel Steel Corporation (Koppel), Newport Steel Corporation (Newport), Erlanger Tubular Corporation (Erlanger), and Northern Kentucky Management, Inc. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform the prior year amounts to the presentation in the current year.
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
     Inventories consist of the following:

	December 31,
(In thousands)	2005	2004
Raw materials	$33,970	$49,054
Semi-finished and finished products	102,665	70,763

	$136,635	$119,817

Property, Plant and Equipment
     Property, plant and equipment are recorded on a cost basis. Expenditures for additions, betterments and renewals are capitalized. Maintenance and repair expenditures, which do not improve or extend productive life, are expensed as incurred. Depreciation is calculated using a straight-line method over the estimated useful lives of the assets. Useful lives of the assets are 30 to 40 years for buildings and 5 to 12 years for machinery and equipment. Costs incurred in the application development stage to develop internal-use software are capitalized and amortized over the estimated useful life of the software.
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
     Property, plant and equipment consist of the following:

	December 31,
(In thousands)	2005	2004
Land and improvements	$8,910	$8,836
Buildings	18,027	16,259
Machinery and equipment	178,625	174,516
Construction in progress	4,231	2,401

	209,793	202,012
Accumulated depreciation	(161,278)	(157,752)

	$48,515	$44,260

     At December 31, 2005, the Company has $1.1 million of accounts payable capitalized in property, plant and equipment which are not reflected in the statement of cash flows.
Treasury Stock
     The Company’s purchases of shares of its common stock are recorded as treasury stock at cost and result in a reduction of shareholders’ equity. When treasury shares are reissued, the Company uses average cost to value treasury shares. If the shares are reissued for a price higher than their cost the difference is credited to common shares; if the shares are issued for less than their cost the difference is charged to retained earnings (deficit).

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
Other, net
     The Company received settlements of $0.1 million and $4.0 million in 2005 and 2003, respectively, as the result of antitrust litigation against manufacturers of graphite electrodes used in the steel-making process.
Stock-Based Compensation
     The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

     If the Company accounted for stock-based compensation using the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation”, net income (loss) and diluted income (loss) per share would have been as follows:

	Years Ended December 31,
(In thousands, except per share amounts)	2005	2004	2003
Net income (loss) — as reported	$127,095	$74,633	$(17,329)
Add: Stock-based employee compensation included in reported net income (loss), net of related tax benefits	213	122	125
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(760)	(1,215)	(2,406)

Net income (loss) — pro forma	$126,548	$73,540	$(19,610)

Diluted income (loss) per share — as reported	$5.62	$3.45	$(0.83)
Effect of stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(0.02)	(0.06)	(0.11)

Diluted income (loss) per share — pro forma	$5.60	$3.39	$(0.94)

     The fair values of the granted options were determined using the Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004 and 2003, respectively: no common stock dividends; expected volatility of 65%, 65%, and 77%; risk-free interest rates of 4.0%, 4.4%, and 3.1%; and an expected life of 6 years in 2005 and 7 years for 2004 and 2003.
Income Taxes
     Deferred income tax balances represent the estimated future tax effects of temporary differences between the financial reporting basis and the tax basis of certain assets and liabilities. As appropriate, valuation allowances are established to reduce deferred tax assets to amounts that are more likely than not to be realized.
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

Earnings (Loss) Per Share
     Basic earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding plus dilutive common stock equivalents. The following table reconciles the number of common shares outstanding at December 31 of each year to the number of weighted average basic common shares outstanding and the number of weighted average diluted common shares outstanding for the purposes of calculating basic and diluted earnings per common share. The table also provides the number of shares of common stock potentially issuable at the end of each period and the number of potentially issuable shares excluded from the diluted earnings per share computation for each period.

(In thousands)	2005	2004	2003
Number of common shares outstanding at year-end	22,420	21,906	20,898
Effect of using weighted average common shares outstanding	(117)	(744)	(124)

Weighted average basic common shares outstanding	22,303	21,162	20,774

Dilutive effect of common stock options and restricted stock units	301	476	—

Weighted average diluted common shares outstanding	22,604	21,638	20,774

Potentially issuable shares	280	872	—
Number of potentially issuable shares excluded from diluted common shares outstanding	—	—	1,789
Recently Adopted Accounting Standards
     On December 31, 2005, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) an interpretation of SFAS No. 143. This interpretation clarifies the definition of conditional asset retirement obligations used in SFAS No. 143 and clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Recently Issued Accounting Standards
     On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company has elected the modified prospective method of adoption. The Company does not expect the adoption of SFAS 123(R) to have a material effect on its consolidated results of operations and earnings per share. However, the adoption of SFAS 123(R) could have a material impact on the Company’s consolidated results of operations and earnings per share depending on the number and fair value of future awards.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to amend the guidance in Chapter 4, Inventory Pricing, of FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, which will become effective for the Company on January 1, 2006. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The statement requires that those items be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of SFAS 151 to have a material effect on its consolidated results of operations, financial position or cash flows.
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

     Following is a summary of the accrued restructuring liabilities and activity through December 31, 2005:

(In thousands)	2005	2004	2003
Balance, beginning of year	$2,675	$5,562	$6,669
Cash payments	(32)	(4,784)	(1,184)
Accruals	—	1,897	77

Balance, end of year	$2,643	$2,675	$5,562

     At December 31, 2005, $0.9 million of the total restructuring liabilities is included in current liabilities and represents the estimated costs for environmental remediation and monitoring costs of a closed landfill and an operating contract. The remaining $1.7 million of restructuring liabilities is included in Other long-term liabilities, of which $1.4 million is for the estimated post-closure monitoring and maintenance costs of the closed landfill and $0.3 million is for the estimated costs to fulfill a natural gas transportation contract into 2009. As of December 31, 2005, the Company had $1.6 million in a restricted trust account, which is included in Other assets in the consolidated balance sheets, for the post-closure care of the closed landfill. The Company considers the restructuring activities substantially complete at December 31, 2005.
     In the first quarter of 2004, the Company recorded $1.9 million in additional restructuring charges primarily related to the settlement of an operating contract for $4.7 million in April 2004. In the fourth quarter of 2003, the Company recorded $0.1 million of additional restructuring charges resulting from an increase in the estimated cancellation costs of operating contracts.
Assets Held for Sale
     In connection with the restructuring decisions in 2001, certain equipment and facilities were designated as held for sale. The Company had previously sold the related hot strip mill equipment in 2002. In 2004, the melt shop at the Company’s Newport, Kentucky, facilities, which included an electric arc furnace, continuous slab caster and related storeroom supplies and spare parts were sold. In 2005, the bar mill and blooming mill used at the Company’s Koppel operations was sold. As of December 31, 2005, there are no assets previously classified as Assets Held for Sale remaining to be sold.

Note 3: SEGMENT INFORMATION/CONCENTRATIONS
     The Company operates in a single reportable segment, which it refers to as Energy Products and consists of (i) seamless and welded tubular goods used primarily in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); and (ii) line pipe used in the transmission of oil, natural gas and other fluids. Energy Products reflect the aggregation of two business units which have similar economic characteristics and similar characteristics such as products and services, manufacturing processes, customers and distribution channels and is consistent with both internal management reporting and resource and budgetary allocations. Corporate general and administrative expenses are fully absorbed by the segment.
Net sales by product category are as follows:

	Years ended December 31,
	2005	2004	2003
Seamless products	$382,003	$267,354	$142,356
Welded products	218,892	199,908	116,631

	$600,895	$467,262	$258,987

Concentrations
     The Company’s operations are conducted principally in the United States. The Company grants trade credit to customers, the most significant of which are distributors serving the oil and natural gas exploration and production industries. Sales to the Company’s two largest customers accounted for 23% and 13% of net sales in 2005. Sales to the Company’s three largest customers accounted for 32%, 12% and 11% of net sales in 2004 and sales to the Company’s two largest customers accounted for 20% and 13% of net sales in 2003. The Company’s largest customers accounted for $20.4 million and $28.1 million of the Company’s accounts receivable balances at December 31, 2005 and 2004, respectively.
     The Company’s welded operations depend primarily on three suppliers for its steel coils with one supplier accounting for the majority of its purchases. If the Company would suffer the loss of a significant customer or supplier, the effect could result in reduced sales or a delay in manufacturing and would adversely affect operating results.
     Approximately 90% of the Company’s 1,003 hourly employees are represented by the United Steelworkers of America. The collective bargaining agreements for Erlanger, Newport and Koppel expire in May 2006, April 2009 and May 2010, respectively. The contract for the Erlanger employees covers approximately 154 employees.

Note 4: ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES
     Accrued liabilities and other consist of the following:

	December 31,
(In thousands)	2005	2004
Payroll and benefits	$13,006	$12,485
Workers’ compensation	4,426	5,555
Customer claims	1,328	1,558
Personal property and sales and use taxes	2,648	2,640
Environmental remediation	1,433	1,506
Other	188	254

	$23,029	$23,998

     Other long-term liabilities consist of the following:

	December 31,
(In thousands)	2005	2004
Accrued employee benefits	$7,635	$6,986
Long-term restructuring liabilities	1,700	1,778
Asset retirement obligations	1,275	—

	$10,610	$8,764

Note 5: GAINS AND LOSSES ON LONG-TERM INVESTMENTS
     The Company’s long-term investments in 2003 consisted of corporate bonds. These investments were classified as available for sale and carried at fair value, based on quoted market prices. The cost of securities sold was based on the specific identification method.
     Long-term investments were periodically reviewed to determine if declines in fair value below cost basis were other-than-temporary. Significant and sustained decreases in quoted market prices, a series of historic and projected operating losses by the investee or other factors were considered as part of the review. The Company recognized impairment losses of $0.1 million in 2003. Realized gains and losses and impairments were included in Investment income (loss) in the consolidated statements of operations. Gross realized gains and losses in 2003 were $73 thousand and $420 thousand, respectively.
     Unrealized gains and losses on available for sale securities are included, net of tax, in accumulated other comprehensive income (loss) within shareholders’ equity until sold. At December 31, 2005, the Company had $29 thousand of unrealized gains associated with $1.6 million of securities being held in trust for the payment of environmental remediation costs. See Note 2 – Restructuring Charges for additional information.
     Comprehensive losses consist of unrealized losses associated with securities held in trust for the payment of environmental remediation costs.

Note 6: DEBT AND CREDIT FACILITY
     Borrowings at December 31, 2005 and 2004 consist of other long term debt of $0.4 million. These amounts are net of $36 thousand and $41 thousand classified as current.
     The Company has a revolving credit facility that provides up to $50.0 million under a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 1.00% to prime plus 1.75% with respect to domestic rate loans, and from the LIBOR rate plus 2.50% to LIBOR plus 3.25% with respect to LIBOR rate loans. The credit agreement contains financial and other covenants, including a minimum level of earnings, as defined in the agreement, and limitations on certain types of transactions, including the ability of the Company’s subsidiaries to declare and pay dividends. At December 31, 2005, the Company was in compliance with the covenants of the credit facility. The credit facility expires in March 2007.
     At December 31, 2005, the Company had $1.9 million of letters of credit outstanding under the credit facility and approximately $48.1 million in borrowing availability. The letters of credit were issued as collateral for the Company’s self-insured workers compensation program. The facility is secured by a first priority lien on substantially all of the Company’s inventories, accounts receivable and property, plant and equipment and related intangibles.
     Maturities of long-term debt for the next five years are less than $0.1 million per year.
     In the second quarter of 2003, the Company redeemed the remaining $33.8 million of its outstanding 13.5% senior secured notes (Notes). The Notes were redeemed at par plus accrued interest, and was funded from existing cash balances and borrowings under the Company’s credit facility.
     In July 2002, the Company filed a universal shelf registration statement for the issuance and sale from time to time to the public of up to $100 million in securities, including debt, preferred stock, common stock and warrants. The shelf registration was declared effective by the SEC in September 2002. There have been no securities sold pursuant to the shelf registration. The Company believes the shelf registration allows financial flexibility for it to react to future opportunities in the market. Under the Securities Offering Reform of 2005, the Company may continue to use this shelf registration statement through November 30, 2008.

Note 7: FINANCIAL INSTRUMENTS
     The following methods and assumptions were used to estimate the fair value of financial instruments:
     Current assets and liabilities — The carrying amounts approximate fair value because of the short maturity of these instruments.
     Long-term debt — The fair value of long-term debt was estimated by calculating the present value of the remaining interest and principal payments on the debt to maturity. The present value computation uses a discount rate based upon current market rates. The carrying amount and fair value of long-term debt were $0.4 million and $0.2 million, respectively, at December 31, 2005. The carrying amount and fair value of long-term debt were $0.5 million and $0.3 million, respectively, at December 31, 2004.
Note 8: CAPITAL STOCK
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
Common Stock
     On October 21, 2005, the Board of Directors approved a share repurchase program for up to 2.25 million shares of the Company’s common stock. The repurchases may be made by the Company from time to time in open market purchases or through privately negotiated transactions through December 31, 2006. During the fourth quarter the Company purchased 125,400 shares for $4.4 million and the shares were recorded as treasury shares.
     In 2003, the Company issued 187,184 shares of its common shares as a result of the exercise of all remaining outstanding common stock warrants related to the Company’s senior notes. The warrants were exercisable at $4.00 per share and resulted in proceeds of $0.7 million.

Note 9: STOCK COMPENSATION PLANS
     The Company has stock-based compensation plans under which non-employee directors and certain employees may receive incentive and non-qualified stock options and other equity-based awards. Stock options have generally been granted at fair market value on the date of grant, have ten year terms and become exercisable beginning one to three years after the grant date.
     In 2005, the Company issued 17,400 shares of restricted stock to certain directors and officers under the NS Group, Inc. Amended and Restated Non-Employee Director Equity Plan and the NS Group, Inc. Equity Plan, respectively. The restricted stock fully vests three years from the date of grant. The market value of the restricted stock on the date of grant was $494,000 and is being amortized on a straight line basis to expense over the vesting period.
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
     Presented below is a summary of the status of the Company’s stock options and related transactions:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of period	840,288	$10.65	1,789,412	$10.75	1,807,290	$10.82
Granted	56,400	28.39	89,500	12.10	152,000	7.97
Exercised	(618,895)	10.61	(1,007,772)	10.84	(82,613)	4.77
Expired/Cancelled	(18,552)	13.18	(30,852)	14.44	(87,265)	12.92

Outstanding, end of period	259,241	14.44	840,288	10.65	1,789,412	10.75

Exercisable, end of period	102,996	10.95	571,594	10.82	1,313,161	11.31

Available for grant	1,005,200		1,079,000		582,010

Weighted average fair value of options granted		$17.67		$8.12		$5.79

     The following table summarizes the status of stock options outstanding and exercisable at December 31, 2005:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Life - yrs	Shares	Price
$7.77 - $14.38	190,341	$10.09	7.0	90,496	$10.03
$17.63 - $28.39	68,900	26.44	8.5	12,500	17.63

	259,241	14.44	7.4	102,996	10.95

     In 2005, treasury stock was acquired in consideration for common shares issued as a result of a cashless stock option transaction. The options were exercisable at an average exercise price of $8.99 per share for 10,666 common shares of the Company resulting in the issuance of 7,997 common shares.
     In a similar transaction in 2003, options with an exercise price of $3.75 per share for 18,720 common shares of the Company resulted in the issuance of 5,359 common shares. In connection with this transaction, the Company incurred certain costs that were included in the cost of treasury shares.
Note 10: COMMITMENTS AND CONTINGENCIES
     The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental matters, workers’ compensation, health care and product liability coverage (each of which is self-insured to certain levels), as well as commercial and other matters. The Company accrues for the cost of such matters when the incurrence of such costs is probable and can be reasonably estimated. Based upon its evaluation of available information, management does not believe that any such matters will have, individually or in the aggregate, a material adverse effect upon the Company’s consolidated results of operations, financial position or cash flows.
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
     In late 2001, the EPA designated Imperial Adhesives, Inc., a former subsidiary of the Company, as one of a number of potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by an independent operator. A preliminary study of the site is ongoing. The Company believes that the reasonably foreseeable resolution of this matter will not have a material adverse effect on its consolidated results of operations, financial position or cash flows.
     The Company had accrued liabilities of $5.0 million and $3.7 million, at December 31, 2005 and 2004, respectively, for environmental remediation obligations. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.
Other
     The Company has entered into a fixed volume and base price contract with its major supplier of steel coils for 2006 for a portion of its estimated raw material requirements.
     The Company leases the real estate for its finishing facilities in Catoosa, Oklahoma. The lease payments amount to $0.1 million per year through 2011.

     The Company has change of control severance agreements (Agreements) with certain of its key employees. The Agreements contain provisions that would entitle each affected employee to receive an amount ranging from two to three times the employee’s base salary plus two to three times the employee’s five year average bonus, and continuation of certain benefits, if there is a change of control of the Company, as defined, and a termination of employment. If a change of control had occurred as of December 31, 2005, obligations under these Agreements would be approximately $5.2 million. In addition, concurrent with a change of control of the Company, amounts that are sufficient to pay the benefits due under the deferred compensation agreements and salary continuation agreements, would be required to be funded by the Company.
Note 11: EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
     Newport has a profit sharing plan for its bargaining unit employees which generally requires mandatory contributions at a specified percentage of its pretax profits. Also, the Company has a defined contribution plan covering substantially all of its employees. The expense of these plans was $1.0 million, $1.7 million, and $0.4 million for 2005, 2004 and 2003, respectively.
     Koppel’s bargaining unit employees at its seamless operations in Pennsylvania are participants in the Steelworkers Pension Trust (SPT), a multi-employer pension plan. Koppel does not administer this plan and contributions are determined in accordance with provisions of negotiated labor contracts. Based upon current available information, Koppel would not have a withdrawal liability if it withdrew from the SPT. Contributions to and expenses for this plan were $0.7 million and $0.6 million in 2005, respectively. Contributions to and expenses for this plan were each $0.6 million in 2004 and 2003.
Deferred Compensation Agreements
     Certain retired employees of the Company have individual deferred compensation agreements that provide for monthly payments for life, with payments for a minimum of ten years. The net present value of the benefits expected to be provided to the employee under the agreements was accrued over the period of the employee’s active employment from the time the contract was signed to the employee’s retirement date using a discount rate of eleven percent, which approximated the Company’s incremental borrowing rate at that time. As of December 31, 2005 and 2004, the Company had accrued liabilities for benefits payable under these agreements of $5.0 million and $5.1 million, respectively, and recorded expense of $0.6 million, $0.6 million, and $0.5 million, for these agreements in 2005, 2004 and 2003, respectively. Since the above agreements are unfunded, the Company’s contributions will equal the benefit payments paid which are expected to be approximately $0.7 million in each of the next five years.

Salary Continuation Agreements and Postretirement Heath Benefits
     The Company and certain active officers have entered into Salary Continuation Agreements (SCA). The SCA’s provide for monthly payments that begin at the employee’s retirement date and are calculated as a percentage of the employee’s salary and will be paid for life, with a minimum of ten years. The projected unit credit cost method is used for determining the cost of these agreements for financial reporting purposes. The benefits vest when the employee reaches age 62.
     Retirees who are receiving payments under their deferred compensation agreement and the employees who have an SCA are also eligible to receive postretirement health care benefits from their retirement date until they reach Medicare eligibility.
     SCA and post-retirement benefit costs are as follows:

	Years Ended December 31,
	SCA			Health
(In thousands)	2005	2004	2003	2005	2004	2003
Service cost	$395	$349	$286	$20	$18	$11
Interest cost on projected benefit obligation	161	130	106	21	21	23
Amortization of transition obligation	5	—	—	28	28	28

Actuarial expense for year	$561	$479	$392	$69	$67	$62

     Reconciliation of the beginning and ending balances of the SCA and post-retirement health plans funded status were:

	SCA		Health
(In thousands)	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$2,806	$2,086	$389	$346
Service cost	395	349	20	18
Interest cost	161	130	21	21
Actuarial (gain) loss	131	241	(3)	25
Benefits paid	—	—	(31)	(21)

Benefit obligation at end of year	$3,493	$2,806	$396	$389

Reconciliation to balance sheet:
Funded (unfunded) status	$(3,493)	$(2,806)	$(396)	$(389)
Unrecognized transition obligation	—	—	252	280
Unrecognized net (gain) loss	458	332	(7)	(4)

Net liability recognized at December 31	$(3,035)	$(2,474)	$(151)	$(113)

	SCA		Health
	2005	2004	2005	2004
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of compensation increase	3.00%	3.00%	—	—
Weighted average assumptions used to determine net periodic cost for the years ended December 31:
Discount rate	5.75%	6.00%	5.75%	6.00%
     The Company uses a November 30 measurement date for the SCA and postretirement health plans.
     The assumed health care cost trend rate used to measure the postretirement health benefit obligation at December 31, 2005, was 10% and is assumed to decrease gradually to 8% by the year 2010. A one-percentage point change in assumed health care cost trend rates would have the following effect on the postretirement costs and obligation:

(In thousands)	1% Increase	1% Decrease
Effect on total service and interest costs	$4	$(4)
Effect on postretirement benefit obligation	$30	$(27)

     The following table details expected Company contributions for benefit payments for the years 2006 through 2015:

(In thousands)	SCA	Health
2006	$79	$52
2007	86	58
2008	86	40
2009	149	30
2010	162	33
Years 2011-2015	1,218	128
Note 12: INCOME TAXES
     The provision (benefit) for income taxes consists of the following:

	Years ended December 31,
(In thousands)	2005	2004	2003
Current
Federal	$13,065	$1,496	$—
State	7,326	1,797	—

	20,391	3,293	—

Deferred
Federal	(3,754)	—	(60)
State	(2,524)	163	(109)

	(6,278)	163	(169)

Provision (benefit) for income taxes	$14,113	$3,456	$(169)

     The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss), before income taxes for the following reasons:

	Years ended December 31,
(In thousands)	2005	2004	2003
Income tax provision (benefit) at statutory tax rate of 35%	$49,423	$27,331	$(6,108)
Change in taxes resulting from:
State income taxes, net of federal effect	2,301	2,538	(567)
Change in valuation allowance	(36,251)	(26,378)	6,714
Extraterritorial income exclusion	(530)	—	—
Domestic production deduction	(352)	—	—
Other, net	(478)	(35)	(208)

Provision (benefit) for income taxes	$14,113	$3,456	$(169)

     The components of deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2005	2004
Deferred tax assets:
Benefit plan accruals	$6,095	$5,989
Operating loss carryforward	4,511	33,332
Reserves and accruals	4,028	3,900
Alternative minimum tax and other tax credit carryforwards	1,588	4,051
Inventory	826	760
Valuation allowance	(3,389)	(40,703)

Total deferred tax assets	13,659	7,329

Deferred tax liabilities:
Depreciation	(7,046)	(7,492)
Prepaid expenses	(498)	—

Total deferred tax liabilities	(7,544)	(7,492)

Net deferred tax assets (liabilities)	$6,115	$(163)

     For federal income tax purposes, the Company has alternative minimum tax credit carryforwards of approximately $0.3 million, which are not limited by expiration dates. The Company has general business credit carryforwards of approximately $0.1 million that expire in the years 2008 through 2011. The deferred tax asset balance includes $4.5 million related to state net operating losses (NOL) and $1.2 million related to tax credit carryforwards. The state NOL’s expire between 2008 and 2023. The state tax credits are not limited by expiration dates. The Company has recorded deferred tax assets related to these carryforwards. In estimating the amount of the valuation allowance required, the Company has considered projected taxable income related to the reversal of temporary differences based on the provisions of enacted tax law.
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
     The following table identifies changes in warranty reserves for the years ended December 31, 2005 and 2004:

(In thousands)	2005	2004
Balance, beginning of the period	$2,051	$3,057
Accruals for warranties during the period	3,026	1,888
Change in estimates	—	(250)
Settlements made during the period	(3,244)	(2,644)

Balance, end of the period	$1,833	$2,051

     The balances at December 31, 2005 and 2004 include $0.5 million and $0.4 million, respectively, of valuation accounts that are reported against accounts receivable balances in the consolidated balance sheets.

Note 14: QUARTERLY FINANCIAL DATA (Unaudited)
     Quarterly results of operations for the years ended December 31, 2005 and 2004 were as follows:

(In thousands, except per share amounts)	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
Net sales	$139,024	$167,823	$139,863	$154,185
Gross profit	28,463	45,796	39,985	47,290
Net income	19,333	37,221	30,756	39,785
Net income per common share —
Basic	$0.88	$1.67	$1.37	$1.77
Diluted	$0.86	$1.65	$1.35	$1.76

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter
Net sales	$84,517	$109,433	$122,120	$151,192
Gross profit	11,715	25,626	29,706	32,127
Net income	5,041	20,604	24,712	24,276
Net income per common share —
Basic	$0.24	$0.98	$1.17	$1.12
Diluted	$0.24	$0.96	$1.14	$1.10
     Restructuring charges of $1.9 million, or $0.09 per share, were recorded in the first quarter of 2004 primarily as the result of an increase in estimated costs to settle operating contracts cancelled in the Company’s restructuring in 2001.

NS GROUP, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Allowance for	Allowance for
	Doubtful	Cash
(In thousands)	Accounts (1)	Discounts (1)
Balance, December 31, 2002	$407	$184
Additions charged to costs and expenses	1,185	4,606
Deductions (2)	(1,136)	(4,394)

Balance, December 31, 2003	456	396
Additions charged to costs and expenses	1,445	8,388
Deductions (2)	(1,222)	(7,971)

Balance, December 31, 2004	679	813
Additions charged to costs and expenses	1,386	9,977
Deductions (2)	(1,325)	(9,967)

Balance, December 31, 2005	$740	$823

(1)	Deducted from accounts receivable balances in our consolidated balance sheets

(2)	Net charges of nature for which reserves were created
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Our Chief Executive Officer and the Chief Financial Officer have reviewed our disclosure controls and procedures as of December 31, 2005. Based on that review, they have concluded that these controls and procedures were, in design and operation, effective.
     There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Management’s report on internal control over financial reporting can be found in Item 8. Financial Statements and Supplementary Data of this Report. The independent registered public accounting firm’s attestation report on management’s assessment of internal control over financial reporting can also be found in Item 8.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information relating to directors, including identification of the Audit Committee, the Audit Committee’s financial expert, and executive officers of the Company is contained in the definitive Proxy Statement for the Annual Meeting of Shareholders of NS Group, Inc. to be held on May 10, 2006 (“Proxy”), and is incorporated herein by reference. See also the information regarding executive officers of the registrant set forth in Part I of the Proxy under the caption “Executive Officers of the Registrant” in reliance on General Instruction G to Form 10-K.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
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

NS GROUP, INC.

Date: March 8, 2006	By:	/s/ Thomas J. Depenbrock

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

Date: March 8, 2006	By:	/s/ René J. Robichaud

René J. Robichaud, President and Chief
Executive Officer and Director
(Principal Executive Officer)

Date: March 8, 2006	By:	/s/ Thomas J. Depenbrock

Thomas J. Depenbrock, Vice President — Finance,
Treasurer and Chief Financial Officer
(Principal Financial Officer)

Date: March 8, 2006	By:	/s/ Gerard J. Brinkman

Gerard J. Brinkman,
Corporate Controller
(Principal Accounting Officer)

Date: March 8, 2006	By:	/s/ Clifford R. Borland

Clifford R. Borland, Chairman of the Board,
Director

Date: March 8, 2006	By:	/s/ David A. B. Brown

David A. B. Brown, Director

Date: March 8, 2006	By:	/s/ J. C. Burton

J. C. Burton, Director

Date: March 8, 2006	By:	/s/ Patrick J. B. Donnelly

Patrick J. B. Donnelly, Director

Date: March 8, 2006	By:	/s/ George A. Helland, Jr.

George A. Helland, Jr., Director

Date: March 8, 2006	By:	/s/ John F. Schwarz

John F. Schwarz, Director

INDEX TO EXHIBITS

Number	Description
3.1(a)	Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Form S-1 dated January 17, 1995, File No. 33-56637, and incorporated herein by this reference.

3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated November 4, 1998, filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9838, and incorporated herein by this reference.

3.2	Amended and Restated By-Laws of the Company, dated July 30, 2003, filed as Exhibit 3.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2003, File No. 1-9838, and incorporated herein by this reference.

4.1	Rights Agreement dated November 17, 1998 between the Company and Registrar and Transfer Company, filed as Exhibit 1 to the Company’s Form 8-K dated November 5, 1998, File No. 1-9838, and incorporated herein by this reference.

10.1	The Company’s Amended Employee Incentive Stock Option Plan, filed as Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended September 30, 1989, File No. 1-9838, and incorporated herein by this reference.*

10.2	The Company’s Executive Compensation Short-Term Incentive Plan, filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-9838, and incorporated herein by reference.*

10.3	The Company’s Non-Qualified Stock Option and Stock Appreciation Rights Plan of 1988, filed as Exhibit 1 to the Company’s Proxy Statement dated January 13, 1989, File No. 1-9838, and incorporated herein by this reference.*

10.4	The Company’s 1993 Incentive Stock Option Plan, filed as Exhibit 1 to the Company’s Proxy Statement dated December 22, 1992, File No. 1-9838, and incorporated herein by this reference.*

10.5	The Company’s Amended and Restated 1995 Stock Option and Stock Appreciation Rights Plan, filed as Exhibit A to the Company’s Proxy Statement dated December 21, 1998, File No. 1-9838, and incorporated herein by this reference.*

10.6	Form of Change of Control Severance Agreement, filed as Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-9838, and incorporated herein by reference.*

10.7	Form of Salary Continuation Agreement, filed herewith*

Number	Description
10.8	Employment Agreement between the Company and René J. Robichaud, dated March 1, 2002, filed as Exhibit 10.1 to the Company’s Form 10-Q for quarterly period ended March 31, 2002, File No. 1-9838, and incorporated herein by this reference.*

10.9	The Company’s Amended and Restated 2000 Non-Employee Director Stock Option Plan (amended and restated as of February 2002) filed as Exhibit 10.4 to the Company’s Form 10-Q for the three months ended June 30, 2002, File No. 1-9838, and incorporated herein by this reference.*

10.10	Trust Under NS Group, Inc., Salary Continuation Plan, between NS Group, Inc. and Huntington National Bank, Trustee, dated August 8, 2001 filed as Exhibit 10.1 to the Company’s Form 10-Q for the three months ended September 30, 2001, File No. 1-9838, and incorporated herein by this reference.*

10.11	Financing and Security Agreement Between Newport Steel Corporation and Koppel Steel Corporation and The CIT Group/Business Credit, Inc. dated March 29, 2002, filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-9838, and incorporated by this reference.

10.12	Amendment No. 1 to Financing and Security Agreement Between The CIT Group/Business Credit, Inc. and Newport Steel Corporation and Koppel Steel Corporation, dated May 19, 2003, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003, File No.1-9838, and incorporated by this reference.

10.13	Amended and Restated Guaranty Agreement of NS Group, Inc. and Erlanger Tubular Corporation and Northern Kentucky Management, Inc., dated June 20, 2003, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003, File No. 1-9838, and incorporated by this reference.

10.14	Amendment No. 2 to Financing and Security Agreement Between The CIT Group/Business Credit, Inc. and Newport Steel Corporation and Koppel Steel Corporation, dated December 29, 2003, filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-9838, and incorporated herein by this reference.

10.15	The Company’s Equity Plan, filed as Appendix C to the Company’s Proxy Statement dated March 12, 2004, File No. 1-9838, and incorporated herein by this reference.*

Number	Description
10.16	The Company’s Non-Employee Director Equity Plan, filed as Appendix D to the Company’s Proxy Statement dated March 12, 2004, File No. 1-9838, and incorporated herein by this reference.*

10.17	Amendment No. 3 to Financing and Security Agreement Between The CIT Group/Business Credit, Inc. and Newport Steel Corporation and Koppel Steel Corporation, dated March 31, 2004, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2004, File No. 1-9838, and incorporated herein by this reference.

10.19	Form of NS Group, Inc. Non-Employee Director Equity Plan Nonqualified Stock Option Agreement, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004, File No. 1-9838, and incorporated herein by this reference.*

10.20	Form of NS Group, Inc. Equity Plan Restricted Stock Units Agreement, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004, File No. 1-9838, and incorporated herein by this reference.*

10.21	Form of NS Group, Inc. Equity Plan Nonqualified Stock Option Agreement, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004, File No. 1-9838, and incorporated herein by this reference.*

10.22	Form of NS Group, Inc. Equity Plan Incentive Stock Option Agreement, filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004, File No. 1-9838, and incorporated herein by this reference.*

10.23	Amendment No. 4 to Financing and Security Agreement between The CIT Group/Business Credit, Inc. and Newport Steel Corporation and Koppel Steel Corporation, dated September 10, 2004, filed as Exhibit 10.16 to the Company’s Form 8-K for the report date September 10, 2004, File No. 1-9838, and incorporated herein by this reference.

10.24	The Company’s Amended and Restated Non-Employee Director Equity Plan, filed as Exhibit A to the Company’s Proxy Statement dated March 7, 2005, File No. 1-9838, and incorporated herein by this reference.*

10.25	The Company’s Executive Long-Term Incentive Program, filed as Item 1.01 to the Company’s Form 8-K dated May 11, 2005, File No. 1-9838, and incorporated herein by this reference.*

10.26	Form of NS Group, Inc. Equity Plan Performance Units Agreement, filed as Exhibit 10.1 to the Company’s Form 8-K dated May 11, 2005, File No. 1-9838, and incorporated herein by this reference.*

Number	Description
10.27	Form of NS Group, Inc. Equity Plan Restricted Shares Agreement, filed as Exhibit 10.2 to the Company’s Form 8-K dated May 11, 2005, File No. 1-9838, and incorporated herein by this reference.*

10.28	Form of NS Group, Inc. Amended and Restated Non-Employee Director Equity Plan Non-Qualified Stock Option Agreement, filed as Exhibit 10.3 to the Company’s Form 8-K dated May 11, 2005, File No. 1-9838, and incorporated herein by this reference.*

10.29	Form of NS Group, Inc. Amended and Restated Non-Employee Director Equity Plan Restricted Shares Agreement, filed as Exhibit 10.4 to the Company’s Form 8-K dated May 11, 2005, File No. 1-9838, and incorporated herein by this reference.*

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

21	Subsidiaries of the Company, filed herewith.

23.1	Independent Registered Public Accounting Firm’s consent, filed herewith.

24.1	Power of Attorney (contained on Signature Page).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b), furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b), furnished herewith.

*	Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company participates or is a party.