Form 10-Q
period 2006-03-31
NS GROUP INC
filed 2006-05-04
CIK 745026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☑       Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 28, 2006, there were 22,466,958 shares outstanding of the Company’s common stock.

NS GROUP, INC.
Index

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net sales	$190,458	$139,024
Cost of products sold	130,669	110,561

Gross profit	59,789	28,463

Selling, general and administrative expenses	5,841	5,873

Operating income	53,948	22,590

Investment income	1,773	239
Interest expense	(145)	(159)
Other, net	87	37

Income before income taxes	55,663	22,707
Provision for income taxes	21,150	3,374

Net income	$34,513	$19,333

Net income per common share -
Basic	$1.54	$0.88
Diluted	$1.53	$0.86

Weighted average shares outstanding -
Basic	22,433	22,062
Diluted	22,613	22,529
See accompanying notes to condensed consolidated financial statements.

NS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$168,999	$145,124
Accounts receivable, less allowances of $1,789 and $1,563, respectively	78,947	59,658
Inventories	138,197	136,635
Operating supplies and prepaid expenses	12,844	11,534
Deferred income taxes	7,885	7,885

Total current assets	406,872	360,836
Property, plant and equipment, net	51,172	48,515
Other noncurrent assets	4,538	4,611

Total assets	$462,582	$413,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,543	$41,385
Accrued liabilities and other	20,412	23,973
Accrued income taxes	26,449	10,563
Deferred revenue	17,338	17,407
Current portion of long-term debt	36	36

Total current liabilities	106,778	93,364
Long-term debt	366	375
Deferred income taxes	1,770	1,770
Other noncurrent liabilities	10,791	10,610

Total liabilities	119,705	106,119

Shareholders’ equity:
Preferred stock, no par value, 2,000 shares authorized, none issued	—	—
Common stock, no par value, 40,000 shares authorized, 25,129 shares issued	294,044	293,936
Treasury stock, at cost, 2,670 and 2,709 shares, respectively	(26,030)	(26,413)
Unearned compensation	(491)	(564)
Accumulated other comprehensive income	26	29
Retained earnings	75,328	40,855

Total shareholders’ equity	342,877	307,843

Total liabilities and shareholders’ equity	$462,582	$413,962

See accompanying notes to condensed consolidated financial statements.

NS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS — OPERATING ACTIVITIES
Net income	$34,513	$19,333
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,457	1,266
Amortization of deferred finance costs	73	72
Changes in operating assets and liabilities:
Accounts receivable, net	(19,289)	(4,330)
Inventories	(1,562)	(2,524)
Other current assets	(1,310)	471
Accounts payable	2,218	(2,966)
Accrued liabilities	(3,380)	(3,962)
Accrued income taxes	15,886	2,749
Deferred revenue	(69)	255
Other, net	116	40

Net cash flows provided by operating activities	28,653	10,404

CASH FLOWS — INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,175)	(755)

Net cash flows used by investing activities	(5,175)	(755)

CASH FLOWS — FINANCING ACTIVITIES
Repayments of long-term debt	(9)	(10)
Proceeds from stock option exercises	342	3,292
Tax benefit from stock-based compensation	64	—

Net cash flows provided by financing activities	397	3,282

Increase in cash and equivalents	23,875	12,931
Cash and equivalents at beginning of period	145,124	30,944

Cash and equivalents at end of period	$168,999	$43,875

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3	$2
Cash paid during the period for income taxes	$5,200	$625
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The condensed consolidated financial statements include the accounts of NS Group, Inc. and its wholly-owned subsidiaries (collectively referred to as the Company). The subsidiaries are Koppel Steel Corporation (Koppel), Newport Steel Corporation (Newport), Erlanger Tubular Corporation (Erlanger) and Northern Kentucky Management, Inc. All significant intercompany balances and transactions have been eliminated.
     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the financial statements. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional footnote disclosure, including a summary of significant accounting policies.
Reclassifications
     Certain prior-year amounts related to the Company’s 2001 restructuring activities have been reclassified to conform to the current year’s financial statement presentation. The balance at December 31, 2005 of “Current portion of restructuring liabilities” of $0.9 million has been reclassified to “Accrued liabilities and other” in this report.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those recorded estimates.
Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Consolidated Condensed Financial Statements for a further discussion of stock-based compensation.

Recently Issued Accounting Standards
     There have been no accounting standards issued in the first quarter of 2006 that would have a material effect on the Company’s consolidated statements of income, financial position or cash flows.
Note 2: STOCK BASED COMPENSATION
     At March 31, 2006, the Company has stock-based employee compensation plans as described below. The total compensation expense related to these plans was $44,300 for the three months ended March 31, 2006. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB 25.
     Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. The Company estimated the forfeiture rate for the first quarter of 2006 based on its historical experience during the preceding four years.
     As a result of adopting SFAS 123R, the impact to the condensed consolidated statements of income before income taxes and net income for the three months ended March 31, 2006 was $44,300 and $27,600 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was not significant. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

     If the Company had accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, net income and diluted income per share for the three months ended March 31, 2005, would have been as follows:

Three Months
Ended
(In thousands, except per share amounts)	March 31, 2005
Net income — as reported	$19,333
Add: Stock-based employee compensation included in reported net income, net of related tax effects	27
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(196)

Net income — pro forma	$19,164

Diluted income per share — as reported	$0.86
Effect of stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(0.01)

Diluted income per share — pro forma	$0.85

     The Company has stock-based compensation plans under which non-employee directors and certain employees may receive incentive and non-qualified stock options and other equity-based awards. Stock options have generally been granted at fair market value on the date of grant, have ten year terms and become exercisable over a three year period beginning one year after the grant date.
     The fair values of the options granted in 2005 were determined using the Black-Scholes option pricing model with the following weighted average assumptions: no common stock dividends; expected volatility of 65%; risk-free interest rate of 4.0%; and an expected life of 6 years.

     Presented below is a summary of the status of the Company’s stock options and related transactions as of March 31, 2006 and changes during the three months ended March 31, 2006:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, beginning of period	259,241	$14.44
Granted	—	—
Exercised	(39,218)	8.72
Expired/Cancelled	(3,167)	19.82

Outstanding, end of period	216,856	15.39	6.9	$6,645

Exercisable, end of period	62,678	12.22	6.1	2,119

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three months ended March 31, 2006 was $1.4 million.
     As of March 31, 2006, there was $0.3 million of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.1 years.
     Cash received from option exercises for the first three months ended March 31, 2006 was $0.3 million. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards totaled $0.1 million for the three months ended March 31, 2006.
     At March 31, 2006 and December 31, 2005, there were 38,400 shares of unvested restricted stock awards. The weighted average grant date fair value of these awards was $19.48 per share.
     As of March 31, 2006, there was $0.5 million unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.6 years.

     For the three months ended March 31, 2006, stock-based compensation expense related to stock options was allocated as follows:

(In thousands)
Cost of sales	$6.0
Selling, general and administrative	38.3

Stock-based compensation expense before income taxes	44.3
Income tax benefit	(16.7)

Total stock-based compensation expense after income taxes	$27.6

Note 3: EARNINGS PER SHARE
     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common stock equivalents. The following table reconciles the number of common shares outstanding at the end of each period to the number of weighted average basic common shares outstanding and the number of weighted average diluted common shares outstanding for the purposes of calculating basic and diluted earnings per common share. The table also provides the number of shares of common stock potentially issuable at the end of each period.

	Three Months Ended
	March 31,
(In thousands)	2006	2005
Number of common shares outstanding at period-end	22,459	22,214
Effect of using weighted average common shares outstanding	(26)	(152)

Weighted average basic common shares outstanding	22,433	22,062

Dilutive effect of common stock options and restricted stock units	180	467

Weighted average diluted common shares outstanding	22,613	22,529

Potentially issuable shares	238	559

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

	Three Months Ended
	March 31,
(In thousands)	2006	2005
Seamless products	$132,455	$79,152
Welded products	58,003	59,872

	$190,458	$139,024

Concentrations
     The Company’s operations are conducted principally in the United States. The Company grants trade credit to customers, the most significant of which are distributors serving the oil and natural gas exploration and production industries. Sales to the Company’s two largest customers accounted for 23% and 14% of net sales for the three months ended March 31, 2006. Sales to the Company’s two largest customers accounted for 26% and 12% of net sales for the three months ended March 31, 2005. The Company’s two largest customers in 2006 accounted for $28.3 million of the Company’s accounts receivable balances at March 31, 2006. The Company’s two largest customers in fiscal 2005 accounted for $20.4 million of the Company’s accounts receivable balances at December 31, 2005.
     The Company’s welded operations depend primarily on three suppliers for its steel coils with one supplier accounting for the majority of its purchases. If the Company would suffer the loss of a significant customer or supplier, the effect could result in reduced sales or a delay in manufacturing which could adversely affect operating results.
     As of March 31, 2006, approximately 92% of the Company’s 1,042 hourly employees were represented by the United Steelworkers of America (USW). The collective bargaining agreements for Newport and Koppel expire in April 2009 and May 2010, respectively. Management and representatives of the USW are currently negotiating a new collective bargaining agreement covering 167 employees at Erlanger. The contract expires on May 12, 2006.
Note 5: INVENTORIES

	March 31,	December 31,
(In thousands)	2006	2005
Raw materials	$30,090	$33,970
Semi-finished and finished products	108,107	102,665

	$138,197	$136,635

Note 6: REVOLVING CREDIT FACILITY
     The Company has a revolving credit facility that provides up to $50.0 million under a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 1.00% to prime plus 1.75% with respect to domestic rate loans, and from the LIBOR rate plus 2.50% to LIBOR plus 3.25% with respect to LIBOR rate loans. The credit agreement contains financial and other covenants, including a minimum level of earnings, as defined in the agreement, and limitations on certain types of transactions, including the ability of the Company’s subsidiaries to declare and pay dividends. At March 31, 2006, the Company was in compliance with the covenants of the credit facility. The credit facility expires in March 2007.
     At March 31, 2006, the Company had $1.9 million of letters of credit outstanding under the credit facility and approximately $48.1 million in borrowing availability. The letters of credit are issued against the credit facility as collateral for the Company’s self-insured workers compensation program. The facility is secured by a first priority lien on substantially all of the Company’s inventories, accounts receivable and property, plant and equipment and related intangibles.
Note 7: COMMITMENTS AND CONTINGENCIES
     The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental matters, workers’ compensation, health care and product liability coverage (each of which is self-insured to certain levels), as well as commercial and other matters. The Company accrues for the cost of such matters when the incurrence of such costs is probable and can be reasonably estimated. Based upon its evaluation of available information, management does not believe that any such matters will have, individually or in the aggregate, a material adverse effect upon the Company’s consolidated statements of income, financial position or cash flows.
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
     In late 2001, the U.S. Environmental Protection Agency (EPA) designated Imperial Adhesives, Inc., a former subsidiary of the Company, as one of a number of potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by an independent operator. A preliminary study of the site is ongoing. The Company believes, however, that the reasonably foreseeable resolution of this matter will not have a material adverse effect on its consolidated statements of income, financial position or cash flows.

     The Company had accrued liabilities of $5.0 million at March 31, 2006 and December 31, 2005 for environmental remediation obligations. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company’s consolidated statements of income, financial position or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated statements of income, financial position or cash flows.
Other
     The Company has entered into a fixed volume and base price contract with its major supplier of steel coils for 2006 for a portion of its estimated raw material requirements.
Note 8: EMPLOYEE BENEFIT PLANS
     Pension and post-retirement health benefit costs for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	Pension		Health
(In thousands)	2006	2005	2006	2005
Service cost	$96	$99	$5	$5
Interest cost	48	40	5	5
Recognized actuarial loss	2	1	—	—
Amortization of transition obligation	—	—	7	7

	$146	$140	$17	$17

Note 9: PRODUCT WARRANTIES
     The Company’s products are used in applications which are subject to inherent risks, including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination or loss of production. The Company warrants its products to meet certain specifications and actual or claimed deficiencies from these specifications may give rise to claims. The Company maintains reserves for asserted and unasserted product warranty and product liability claims. The Company evaluates the product warranty and product liability claims exposure using historical claim trends and information available on specifically known claims. The Company considers the extent of insurance coverage in its estimate of the reserve. The incurrence of an unusually large dollar claim or a large number of claims could alter the Company’s exposure and the related reserves.
     The following table identifies changes in warranty reserves for the three months ended March 31, 2006 and 2005:

(In thousands)	2006	2005
Balance, January 1	$1,833	$2,051
Accruals for warranties	319	1,736
Warrenty settlements	(320)	(857)

Balance, March 31	$1,832	$2,930

     Included in the balances at March 31, 2006 and 2005 is $0.5 million of valuation accounts that are reported against accounts receivable balances in the consolidated balance sheets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We make forward-looking statements in this report which represent our expectations or beliefs about future events and financial performance. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” or similar words. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions.
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
     Our products are manufactured and sold under two brands. Our Koppel brand is our seamless tubular product manufactured at our facility located near Koppel, Pennsylvania. Our Newport brand is our welded tubular product manufactured at our tubular facilities located near Newport, Kentucky. The primary geographic market for our products is the southwestern and Appalachian regions of the United States, as well as western regions of Canada. We also operate tubular finishing facilities in the southwest United States, where we can provide further finishing processes to our product.
Economic and Industry-Wide Factors that Affect our Business
Demand for Our Products
     Over 90% of our revenues were derived from the sale of OCTG in the first quarters of 2006 and 2005. Therefore, our revenue is directly dependent on the demand for OCTG, which is highly cyclical in nature. There are a number of factors that we monitor to assist us in estimating the future demand for our OCTG products. Demand for our OCTG products is dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is, among other things, dependent on the current and anticipated supply and demand for oil and natural gas. Oil and natural gas prices are volatile and can have a substantial effect upon drilling levels and resulting demand for our energy related products. Shipments by domestic producers of OCTG products may also be positively or negatively affected by the amount of inventory held by producers, distributors and end-users, as well as by imports of OCTG products.

     The average number of oil and gas drilling rigs operating in the United States (rig count), domestic shipments of OCTG products (excluding exports), OCTG imports and inventories for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended
	March 31,
	2006	2005
Average natural gas price per mcf	$8.98	$6.27

Average U.S. rig count	1,521	1,283

Domestic OCTG shipments (millions of tons)	0.7	0.7

OCTG imports (millions of tons)	0.5	0.3

OCTG inventories (millions of tons at period-end)	2.1	1.7

Inventory tons per rig (at period-end)	1,315	1,299
     Economic conditions in the United States resulted in real GDP growth of 3.5% in 2005. Relative economic conditions continued to remain strong into the first quarter of 2006, thus supporting natural gas prices that have kept rig count at high activity levels. Based upon current settlement prices for natural gas futures, economists’ forecasts of real GDP growth in 2006, as well as other factors, we estimate the rig count will average 1,580 in 2006. The rig count as of April 28, 2006 was 1,608.
     The amount of OCTG inventory in the United States marketplace also affects demand for our products. U.S. end-users obtain OCTG from domestic and foreign tubular producers and from draw-downs of inventory from the end-user, distributor or tubular producers. While the absolute levels of OCTG inventories at March 31, 2006 increased by 20.1% over 2005, to 2.1 million tons, the amount of inventory tons per rig increased only 1.2% to 1,315, which we believe represents a reasonable level of inventory relative to active rigs. Therefore, we believe that current OCTG inventory levels in the marketplace will not have a detrimental effect on our 2006 shipments assuming our estimate of 2006 drilling levels.

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
     According to published industry reports, imports of OCTG products in the first quarter of 2006 comprised an estimated 39% of total domestic market shipments, compared to 32% in the first quarter of 2005.
     Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from Argentina, Italy, Japan, Korea and Mexico in response to antidumping and countervailing duty cases filed by several U.S. companies. These duties are subject to sunset reviews beginning in July 2006. We cannot predict the U.S. government’s future actions regarding duties and tariffs or any other future actions regarding import duties or other trade restrictions on imports of OCTG and line pipe products. We expect to continue to experience high levels of competition from imports.
Costs of Our Products
     As a manufacturer of tubular steel products, the costs of our products include steel raw material costs, direct and indirect labor, energy costs and other direct and indirect manufacturing costs. The primary raw material used in our seamless operations is steel scrap, which in the first quarter of 2006 represented approximately 23% of cost of goods sold for our seamless products. At our welded facility, purchased steel coil is the primary raw material, which represented approximately 72% of cost of goods sold for our welded products. As a result, the steel industry, which is highly cyclical and volatile in nature, can affect our costs both positively and negatively. Various factors, most of which are beyond our control, affect the price of steel scrap and coils. These factors include:
•	supply and demand factors, both domestic and global;

•	freight costs and transportation availability;

•	inventory levels of brokers and distributors;

•	the level of imports and exports; and

•	general economic conditions.

     Our quarterly average cost per net ton of purchased steel scrap, used in our seamless operations, for the comparative periods was as follows:
NS Group Purchased Steel Scrap
Average Cost Per Net Ton
     The following chart illustrates the average market price of steel coil, which is used in our welded operations, for the comparative periods presented, as reported by American Metal Market. Such prices are illustrative of trends that we have generally experienced with the price we pay for our steel coils.
Average Price Per Ton of Steel Coil
     The steel component of our cost of goods sold lags steel purchase price changes by four to six months.
     Based upon our view of the factors that impact the price of steel scrap and coils, we believe our annual 2006 steel scrap and coil costs will approximate the average of 2005.
     There can be no assurance that raw material supply will be consistently available to meet our customer demand. Also, decline in demand for our product may result in lower selling prices which could result in an inability to fully recover our investment in inventory.

Results of Operations — First Quarter 2006 Compared to First Quarter 2005
Net Sales

	Three Months Ended		Change
	March 31,		2006 vs 2005
($ in thousands)	2006	2005	Amount	%
Net sales
Seamless products	$132,455	$79,152	$53,303	67.3
Welded products	58,003	59,872	(1,869)	(3.1)

	$190,458	$139,024	$51,434	37.0

Revenue per ton (tubular)
Seamless products	$1,729	$1,467	$262	17.9
Welded products	$1,045	$1,075	$(30)	(2.8)

Tubular tons shipped
Seamless products	75,300	53,000	22,300	42.1
Welded products	55,500	55,700	(200)	(0.4)

	130,800	108,700	22,100	20.3

Average rig count	1,521	1,283	238	18.6
     The increase in net sales in 2006 of 37.0% over 2005 was attributable to significant increases in revenue per ton and tons shipped for our seamless tubular products. The increase in average revenue per ton for seamless tubular products was primarily due to price increases resulting from the increase in demand for alloy grade tubular products as evidenced by the 18.6% increase in the average rig count from 2005 to 2006. The decline in shipments and revenue per ton for our welded tubular products was due to increased imports of carbon grade products compared to the prior year. The majority of our welded tubular product sales are carbon grade.
Gross Profit

	Three Months Ended		Change
	March 31,		2006 vs 2005
($ in thousands)	2006	2005	Amount	%
Gross profit	$59,789	$28,463	$31,326	110.1

Gross profit %	31.4	20.5	10.9
     Gross profit improved in 2006 primarily as a result of significant increases in prices partially offset by higher steel raw material costs. Gross profit percentage increased due to increased pricing and a greater mix of shipments of high value-added alloy grade products.
Selling, General and Administrative Expenses

	Three Months Ended		Change
	March 31,		2006 vs 2005
($ in thousands)	2006	2005	Amount	%
Selling, general and administrative	$5,841	$5,873	$(32)	(0.5)
     Selling, general and administrative expenses in 2006 were relatively flat compared to 2005, but decreased as a percentage of net sales to 3.1% in 2006 from 4.2% in 2005.

Investment Income and Interest Expense
     Our investment income was $1.8 million in 2006, compared to income of $0.2 million in 2005. Investment income increased in 2006 over 2005 as a result of increases in average invested cash balances and interest rates.
     Interest expense in 2006 consisted primarily of amortization of deferred financing costs and unused commitment and letter of credit fees.
Income Taxes
     Income tax expense for the first quarter of 2006 was computed at a combined federal and state effective tax rate of approximately 38% compared to a 14.9% rate for the first quarter of 2005. The combined effective rates reflect management’s estimate of the rate for the full year and are based upon annual pre-tax earning estimates, including the utilization of net operating loss carryforwards in 2005.
LIQUIDITY AND CAPITAL RESOURCES
Overview
     Our principal sources of liquidity have historically included cash flow from operating activities, our revolving credit facility and other sources of financing through the capital markets. Our business is highly cyclical in nature and therefore our cash flows from operating activities can vary significantly. We consider working capital items such as accounts receivable, inventory, accounts payable and accrued liabilities as critical components to managing our liquidity. We currently use our cash flows from operations to fund our working capital needs.
     Based upon our current market outlook, we believe our sources of cash, including amounts currently on hand, will be sufficient to meet our anticipated cash requirements for 2006.
Working Capital
     Working capital at March 31, 2006 was $300.1 million, an increase of $32.6 million from the $267.5 million at December 31, 2005, and the ratio of current assets to current liabilities at March 31, 2006 was 3.8 to 1 compared to 3.9 to 1 at December 31, 2005. Increases in our cash and equivalents balances, accounts receivable and inventory offset by an increase in accrued income taxes accounted for $28.8 million of the increase in working capital. There were no borrowings on our credit facility at March 31, 2006.
Operating Cash Flows
     Cash provided by operating activities in 2006 was $28.7 million. We had operating income of $53.9 million, which included depreciation and amortization charges of $1.5 million. Operating cash flows supported a $7.4 million net increase in our operating assets and liabilities. Major components of the changes in our operating assets and liabilities included a $19.3 million increase in accounts receivable, a $1.6 million increase in inventories, and a decrease in accrued liabilities of $3.4 million, partially offset by an increase of $1.3 million in other current assets, an increase of $2.2 million in accounts payable and an increase of $15.9 million in accrued income taxes. The increase in our accounts receivable balance was primarily the result of increased shipments and higher selling prices. Our investment in inventory increased because of higher quantities of our welded products on hand. Accrued liabilities decreased primarily as the result of payments for 2005 profit sharing and incentive plans during the first quarter.
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
Investing Cash Flows
     Cash flows used in investing activities were $5.2 million in 2006, which were related to the purchase of machinery and equipment and computer software. Cash flows used in investing activities were $0.8 million in 2005, which were related to the purchase of equipment.
     Our capital spending for the year 2006 is estimated to be $43.0 million. Our spending plan for 2006 consists of numerous projects which should enhance our manufacturing reliability, reduce costs and improve our information and financial reporting systems. The timing of completion of these capital projects is dependent upon our ability to adequately staff the projects and the ability of our suppliers to meet our timing requirements. Our sources of funding for capital expenditures include available cash on hand and cash flows from operations.
Financing Cash Flows
     Cash flows from financing activities provided $0.3 million and $3.3 million from the exercise of stock options in 2006 and 2005, respectively.
Contractual Obligations and Other Cash Requirements
     We have a $50.0 million revolving credit facility that expires in March 2007. As of March 31, 2006, we had no loans outstanding under the credit facility. We had outstanding letters of credit in the amount of $1.9 million, reducing the amount of funds available under the credit facility to approximately $48.1 million as of March 31, 2006. The facility is secured by a first priority lien on substantially all of our inventories, accounts receivable and property, plant and equipment. There have been no material changes to the contractual obligations disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2005. We did not enter into any material off-balance sheet arrangements during the three months ended March 31, 2006.
Critical Accounting Policies and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), there have been no significant changes during the three months ended March 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.

Recently Issued Accounting Standards
     There have been no accounting standards issued in the first quarter of 2006 that would have a material effect on our statements of income, financial position or cash flows.
OTHER MATTERS
     You should read Note 7 to the Condensed Consolidated Financial Statements for information pertaining to commitments and contingencies.
     Management and representatives of the USW are currently negotiating a new collective bargaining agreement covering 167 employees at Erlanger. The contract expires on May 12, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have not used derivative financial instruments for any purpose during the periods shown, including trading or speculating on changes in interest rates or commodity prices of materials.
     Purchased steel, in the form of hot-rolled coils and steel scrap, represents the largest portion of our cost of goods sold. The price and availability of steel coils and scrap that we use in our manufacturing processes are highly competitive and volatile. Various factors, most of which are beyond our control, affect the supply and price of steel coils and scrap. In order to ensure a portion of our expected steel coil needs for 2006, we entered into a fixed volume and base price contract with our major supplier for a portion of our estimated material requirements. Changes in steel coil and scrap costs have had a significant impact on our earnings, and we expect that future changes will continue to significantly impact our earnings. Reference is made to “Overview-Economic and Industry-Wide Factors that Affect our Business – Costs of Our Products” included in Item 2 for additional comments regarding steel costs.
     We are exposed to market risk for changes in interest rates for borrowings under our revolving credit facility. Borrowings under the credit facility bear interest at variable rates and the fair value of the borrowings are not significantly affected by changes in market interest rates. As of March 31, 2006, we had no borrowings outstanding under our credit facility.
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
     Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to workers’ compensation, health care and product liability coverage, each of which is self-insured to certain levels, as well as commercial and other matters. Reference is made to “Environmental” in Note 7 to our unaudited condensed consolidated financial statements included in Part I, concerning certain proceedings we are involved in with the EPA. Based upon evaluation of available information, we do not believe that any such matters will have, individually or in the aggregate, a material adverse effect upon our consolidated statements of income, financial position or cash flows.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31,2005, which could materially affect our business, financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	On October 21, 2005, our Board of Directors approved a share repurchase program for up to 2.25 million shares of our common stock. Repurchases may be made by us from time to time in open market purchases or through privately negotiated transactions through December 31, 2006. There were no shares repurchased under this program during the quarter ended March 31, 2006. As of March 31, 2006, the maximum number of shares remaining to be purchased under this program is 2,124,600.
ITEM 6. EXHIBITS
(a)	(1) Exhibits — Reference is made to the Index to Exhibits, which is included herein as part of this report
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NS GROUP, INC.

Date: May 4, 2006	By: /s/René J. Robichaud

René J. Robichaud, President and Chief
Executive Officer and Director
(Principal Executive Officer)

Date: May 4, 2006	By: /s/Thomas J. Depenbrock

Thomas J. Depenbrock, Vice President -
Finance, Treasurer and Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2006	By: /s/ Gerard J. Brinkman

Gerard J. Brinkman,
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description
3.1(a)	Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Form S-1 dated January 17, 1995, File No. 33-56637, and incorporated herein by this reference.

3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated November 4, 1998, filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9838, and incorporated herein by this reference.

3.2	Amended and Restated By-Laws of the Company, dated July 30, 2003, filed as Exhibit 3.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2003, File No. 1-9838, and incorporated herein by this reference.

4.1	Rights Agreement dated November 17, 1998 between the Company and Registrar and Transfer Company, filed as Exhibit 1 to the Company’s Form 8-K dated November 5, 1998, File No. 1-9838, and incorporated herein by this reference.

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), filed herewith.

32.1	Certification Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b), furnished herewith.

32.2	Certification Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b), furnished herewith.