Form 10-Q
period 2006-06-30
NS GROUP INC
filed 2006-08-08
CIK 745026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 28, 2006, there were 22,646,522 shares outstanding of the Company’s common stock.

NS GROUP, INC.
INDEX

Page

PART I — FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Statements of Income	3

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II — OTHER INFORMATION	26

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2(c). Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 6. Exhibits	26

Signatures	27

Index To Exhibits	28
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Net sales	$192,348	$167,823	$382,806	$306,847
Cost of products sold	135,922	122,027	266,591	232,588

Gross profit	56,426	45,796	116,215	74,259

Selling, general and administrative expenses	6,837	5,763	12,678	11,636

Operating income	49,589	40,033	103,537	62,623

Investment income	2,089	407	3,862	646
Interest expense	(141)	(176)	(286)	(335)
Other, net	90	34	177	71

Income before income taxes	51,627	40,298	107,290	63,005
Provision for income taxes	19,620	3,077	40,770	6,451

Net income	$32,007	$37,221	$66,520	$56,554

Earnings per common share:
Basic	$1.42	$1.67	$2.96	$2.55
Diluted	$1.41	$1.65	$2.94	$2.51

Weighted average shares outstanding:
Basic	22,473	22,255	22,453	22,159
Diluted	22,715	22,601	22,664	22,550
See accompanying notes to the condensed consolidated financial statements.

NS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$176,481	$145,124
Accounts receivable, less allowances of $1,791 and $1,563, respectively	77,903	59,658
Inventories	134,394	136,635
Operating supplies and prepaid expenses	14,186	11,534
Deferred income taxes	8,332	7,885

Total current assets	411,296	360,836
Property, plant and equipment, net	57,851	48,515
Other noncurrent assets	5,330	4,611

Total assets	$474,477	$413,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,253	$41,385
Accrued liabilities and other	20,500	23,973
Accrued income taxes	1,703	10,563
Deferred revenue	15,770	17,407
Current portion of long-term debt	37	36

Total current liabilities	85,263	93,364
Long-term debt	357	375
Deferred income taxes	1,994	1,770
Other long-term liabilities	11,093	10,610

Total liabilities	98,707	106,119

Shareholders’ equity:
Preferred stock, no par value, 2,000 shares authorized, none issued	—	—
Common stock, no par value, 40,000 shares authorized, 25,282 and 25,129 shares issued, respectively	294,363	293,372
Treasury stock, at cost, 2,640 and 2,709 shares, respectively	(25,946)	(26,413)
Accumulated other comprehensive income	17	29
Retained earnings	107,336	40,855

Shareholders’ equity	375,770	307,843

Total liabilities and shareholders’ equity	$474,477	$413,962

See accompanying notes to the condensed consolidated financial statements.

NS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended
	June 30
	2006	2005
CASH FLOWS — OPERATING ACTIVITIES
Net income	$66,520	$56,554
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	2,886	2,696
Stock-based compensation	835	241
Deferred income taxes	(223)	(3,000)
Amortization of deferred finance costs	145	145
Changes in operating assets and liabilities:
Accounts receivable, net	(18,245)	(18,481)
Inventories	2,241	6,656
Other current assets	(2,652)	(1,461)
Accounts payable	6,928	(9,609)
Accrued liabilities	(3,279)	(1,131)
Deferred revenue	(1,637)	99
Income taxes payable	(8,978)	6,017
Other, net	111	8

Net cash flows provided by operating activities	44,652	38,734

CASH FLOWS — INVESTING ACTIVITIES
Purchases of property, plant and equipment	(13,282)	(2,487)
Acquisition transaction costs	(577)	—
Purchases of short-term investments	—	(10,353)
Proceeds from sales of assets held for sale	—	426

Net cash flows used by investing activities	(13,859)	(12,414)

CASH FLOWS — FINANCING ACTIVITIES
Repayments of long-term debt	(18)	(20)
Proceeds from option exercises	666	4,531
Tax benefit from stock-based compensation	118	—
Additions to cost of treasury shares	(202)	(104)

Net cash flows provided by financing activities	564	4,407

Increase in cash and equivalents	31,357	30,727
Cash and equivalents at beginning of period	145,124	30,944

Cash and equivalents at end of period	$176,481	$61,671

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4	$5
Cash paid during the period for income taxes	$49,792	$3,125
See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The condensed consolidated financial statements include the accounts of NS Group, Inc. and its wholly-owned subsidiaries (collectively referred to as the Company). The subsidiaries are Koppel Steel Corporation (Koppel), Newport Steel Corporation (Newport), Erlanger Tubular Corporation (Erlanger), and Northern Kentucky Management, Inc. All significant intercompany balances and transactions have been eliminated.
     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the financial statements. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year. The December 31, 2005 Condensed Consolidated Balance Sheet was derived from our audited financial statements. Reference should be made to NS Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, for additional footnote disclosure, including a summary of significant accounting policies.
Reclassifications
     Certain prior-year amounts related to the Company’s 2001 restructuring activities have been reclassified to conform to the current year’s financial statement presentation. The balance at December 31, 2005, of “Current portion of restructuring liabilities” of $0.9 million has been reclassified to “Accrued liabilities and other” in this report.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those recorded estimates.
Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first six months of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Consolidated Condensed Financial Statements for a further discussion of stock-based compensation.

Recently Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FASB Statement No. 109 (SFAS 109). This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company intends to adopt FIN 48 effective January 1, 2007, and is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.
Note 2: STOCK-BASED COMPENSATION
     At June 30, 2006, the Company has stock-based employee compensation plans as described below. The total compensation expense related to these plans was $0.7 million and $0.8 million for the three months and six months ended June 30, 2006, respectively. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB 25.
     Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the three months and six months ended June 30, 2006, included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. The Company estimated the forfeiture rate for the six months ended June 30, 2006, based on its historical experience during the preceding four years.
     As a result of adopting SFAS 123R, income before income taxes for the three and six months ended June 30, 2006, was $0.3 million and $0.4 million lower, respectively, and net income for the three and six months ended June 30, 2006, was $0.2 million and $0.2 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months and six months ended June 30, 2006, was $0.01. As a result of the adoption of SFAS 123R, the unearned compensation recorded in shareholders’ equity as of January 1, 2006, of $0.6 million was reclassified to common stock. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

     If the Company had accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” net income and diluted income per share for the three months and six months ended June 30, 2005, would have been as follows:

	Three Months Ended	Six Months Ended
(In thousands, except per share amounts)	June 30, 2005	June 30, 2005
Net income — as reported	$37,221	$56,554
Add: Stock-based employee compensation included in reported net income, net of related tax effects	50	77
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(150)	(346)

Net income — pro forma	$37,121	$56,285

Diluted income per share — as reported	$1.65	$2.51
Effect of stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(0.01)	(0.01)

Diluted income per share — pro forma	$1.64	$2.50

     The Company has stock-based compensation plans under which non-employee directors and certain employees may receive incentive and non-qualified stock options and other equity-based awards. Stock options are granted at fair market value on the date of grant, have ten year terms and become exercisable over a three year period beginning one year after the grant date. Grants of restricted stock have been made with three and five year cliff vesting and three year vesting from the date of grant. The value is based on the market value of the Company’s stock at the date of grant and is amortized over the applicable vesting period.
     The fair values of the options granted in 2006 and 2005 were determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005
Dividend yield	None	None
Volatility	54%	65%
Risk-free interest rate	5.0%	4.0%
Expected life in years	5	6

     A summary of the Company’s stock option activity for the six months ended June 30, 2006, is as follows:

			Weighted Average
			Remaining	Aggregate Intrinsic
		Weighted Average	Contractual Term	Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, beginning of period	259,241	$14.44
Granted	123,915	53.70
Exercised	(61,750)	10.79
Forfeited/cancelled	(5,374)	19.29

Outstanding, end of period	316,032	30.44	7.4	$7,788

Options exercisable, end of period	132,219	$12.59	6.6	$5,617

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the six months ended June 30, 2006, was $2.2 million.
     As of June 30, 2006, there was $2.7 million of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.9 years.
     Cash received from option exercises for the six months ended June 30, 2006, was $0.7 million. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards totaled $0.1 million for the six months ended June 30, 2006.
     Nonvested restricted stock award activity for the six months ended June 30, 2006, was as follows:

		Weighted Average Grant
	Shares	Date Fair Value
Nonvested, beginning of period	38,400	$19.48
Granted	154,272	53.70
Vested	(10,498)	12.10
Forfeited	(860)	28.39

Nonvested, end of period	181,314	31.40

     As of June 30, 2006, there was $8.3 million unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.3 years.

     Stock-based compensation expense for the six months ended June 30, 2006, was expensed as follows:

(In thousands)
Cost of products sold	$33.0
Selling, general and administrative expenses	802.0

Stock-based compensation expense before income taxes	835.0
Income tax benefit	317.0

Total stock-based compensation expense after income taxes	$518.0

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2006	2005	2006	2005
Number of common shares outstanding at period-end	22,642	22,340	22,642	22,340
Effect of using weighted average common shares outstanding	(169)	(85)	(189)	(181)

Weighted average basic common shares outstanding	22,473	22,255	22,453	22,159

Dilutive effect of common stock options and nonvested restricted stock	242	346	211	391

Weighted average diluted common shares outstanding	22,715	22,601	22,664	22,550

Potentially issuable shares	327	468	282	478

Number of potentially issuable shares excluded from diluted common shares outstanding	124	—	62	—

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2006	2005	2006	2005
Seamless	$130,414	$106,679	$262,869	$185,831
Welded	61,934	61,144	119,937	121,016

	$192,348	$167,823	$382,806	$306,847

Concentrations
     The Company’s operations are conducted principally in the United States. The Company grants trade credit to customers, the most significant of which are distributors serving the oil and natural gas exploration and production industries. Sales to the Company’s two largest customers accounted for 18% and 13% of net sales for the three months ended June 30, 2006. Sales to the Company’s two largest customers accounted for 24% and 14% of net sales for the three months ended June 30, 2005. Sales to the Company’s two largest customers accounted for 20% and 14% of net sales for the six months ended June 30, 2006. Sales to the Company’s two largest customers accounted for 25% and 13% of net sales for the six months ended June 30, 2005. The Company’s two largest customers in 2006 accounted for $22.1 million of the Company’s accounts receivable balances at June 30, 2006. The Company’s two largest customers in 2005 accounted for $20.4 million of the Company’s accounts receivable balances at December 31, 2005.
     The Company’s welded operations depend primarily on three suppliers for its steel coils with one supplier accounting for the majority of its purchases.
     If the Company would suffer the loss of a significant customer or supplier, the effect could result in reduced sales or a delay in manufacturing which could adversely affect operating results.
     As of June 30, 2006, approximately 91% of the Company’s 1,071 hourly employees are represented by the United Steelworkers of America. The collective bargaining agreements for Newport, Koppel, and Erlanger expire in April 2009, May 2010, and May 2011, respectively.
Note 5: INVENTORIES
     Inventories consist of the following:

	June 30,	December 31,
(In thousands)	2006	2005
Raw materials	$27,909	$33,970
Semi-finished and finished products	106,485	102,665

	$134,394	$136,635

Note 6: REVOLVING CREDIT FACILITY
     The Company has a revolving credit facility that provides up to $50.0 million under a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 1.00% to prime plus 1.75% with respect to domestic rate loans, and from the LIBOR rate plus 2.50% to LIBOR plus 3.25% with respect to LIBOR rate loans. The credit agreement contains financial and other covenants, including a minimum level of earnings, as defined in the agreement, and limitations on certain types of transactions, including the ability of the Company’s subsidiaries to declare and pay dividends. At June 30, 2006, the Company was in compliance with the covenants of the revolving credit facility. The revolving credit facility expires in March 2007.
     At June 30, 2006, the Company had $1.9 million of letters of credit outstanding under the revolving credit facility and approximately $48.1 million in borrowing availability. The letters of credit are issued against the revolving credit facility as collateral for the Company’s self-insured workers compensation program. The facility is secured by a first priority lien on substantially all of the Company’s inventories, accounts receivable and property, plant and equipment and related intangibles.
Note 7: COMMITMENTS AND CONTINGENCIES
     The Company is subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to environmental matters, workers’ compensation, health care and product liability coverage (each of which is self-insured to certain levels), as well as commercial and other matters. The Company accrues for the cost of such matters when the incurrence of such costs is probable and can be reasonably estimated. Based upon its evaluation of available information, management does not believe that any such matters will have, individually or in the aggregate, a material adverse effect upon the Company’s consolidated statements of income, financial position, or cash flows.
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
     The Company operates a steel mini-mill at its Koppel, Pennsylvania, facility that produces dust that contains lead, cadmium and chromium and is classified as a hazardous waste. Dust produced by its electric arc furnace is collected through emission control systems and recycled at EPA-approved facilities.
     The Company has a closed hazardous waste landfill on its property in Wilder, Kentucky, that is being monitored according to a post-closure permit that was approved by the Kentucky Division of Waste Management. The Company has accrued the estimated costs for the post-closure care of the landfill and escrowed the funds.
     In late 2001, the U.S. Environmental Protection Agency (EPA) designated Imperial Adhesives, Inc., a former subsidiary of the Company, as one of a number of potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by an independent operator. A preliminary study of the site is ongoing. The Company believes, however, that the reasonably foreseeable resolution of this matter will not have a material adverse effect on its consolidated statements of income, financial position, or cash flows.

     The Company had accrued liabilities of $5.0 million at both June 30, 2006, and December 31, 2005, for environmental remediation obligations. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company’s consolidated statements of income, financial position, or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated statements of income, financial position, or cash flows.
Other
     The Company has entered into a fixed volume and base price contract with its major supplier of steel coils for 2006 for a portion of its estimated raw material requirements.
Note 8: EMPLOYEE BENEFIT PLANS
     The following tables provide the components of the Company’s pension and postretirement health benefit costs:

	Three Months Ended June 30
	Pension		Health
(In thousands)	2006	2005	2006	2005
Service cost	$96	$100	$5	$6
Interest cost	47	40	5	5
Recognized actuarial loss	3	1	—	—
Amortization of transition obligation	—	—	7	7

	$146	$141	$17	$18

	Six Months Ended June 30
	Pension		Health
(In thousands)	2006	2005	2006	2005
Service cost	$192	$199	$10	$11
Interest cost	95	80	10	10
Recognized actuarial loss	5	2	—	—
Amortization of transition obligation	—	—	14	14

	$292	$281	$34	$35

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

     The following table identifies changes in warranty reserves for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2006	2005	2006	2005
Balance, beginning of period	$1,831	$2,930	$1,833	$2,051
Accruals for warranties during the period	477	437	783	2,173
Settlements made during the period	(347)	(202)	(655)	(1,059)

Balance, end of period	$1,961	$3,165	$1,961	$3,165

     Included in the balances at June 30, 2006 and 2005, is $0.5 million of valuation accounts that are reported against accounts receivable balances in the consolidated balance sheets.
Note 10: SUBSEQUENT EVENTS
Asset Purchase Agreement
     On July 21, 2006, the Company, through a new wholly-owned subsidiary, Ultra Premium Oilfield Services, Ltd. (Ultra), entered into an asset purchase agreement with Fishing Tools Specialty, L.P., a Texas limited partnership (FTS), and Wayne D. Gilliam, Jr. (Gilliam). Under the terms of the asset purchase agreement, the Company purchased from FTS substantially all the assets of FTS used in its premium connection business and assumed certain liabilities for an aggregate purchase price of $120.9 million in cash plus transaction costs, with the cash consideration subject to adjustment as described below. The acquisition of FTS was funded from existing cash balances.
     The asset purchase agreement includes customary representations, warranties, covenants and mutual indemnification obligations, including an escrow for the benefit of the Company of $5.0 million for an eighteen-month period after the closing of the acquisition to satisfy any indemnification obligations that may arise. The asset purchase agreement provides that the purchase price will be subject to post-closing adjustment based on net working capital.
     The Company is in the process of estimating the allocation of the purchase price to assets acquired and liabilities assumed. This estimation is expected to be completed during the third quarter of 2006.
Amendment to Revolving Credit Facility
     On July 19, 2006, the Company entered into a fifth amendment to its revolving credit facility. Pursuant to the amendment, the Company’s lenders consented to the acquisition of FTS. Also, Ultra has joined the revolving credit facility as a borrower and granted a security interest in its personal property. The Company will have to satisfy certain conditions before Ultra’s collateral can be considered in the calculation of availability under the facility. The fifth amendment also increases the limit on the Company’s capital expenditures to $200 million for the period from July 1, 2006, through December 31, 2007.
Change of Control Severance Agreements
     On July 18, 2006, the Board of Directors of the Company, upon the recommendation of its Compensation Committee, approved amendments to the change of control severance agreements with its executive officer group to reduce the bonus-measurement period for calculation of a portion of the lump-sum payments under the agreements, and approved a form of agreement reflecting that change and the addition of a tax gross-up payment that had been previously approved by the Board. If a change of control had occurred as of June 30, 2006, obligations under these amended agreements would have been approximately $7.8 million.

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
     On July 21, 2006, we acquired, through a new wholly-owned subsidiary, Ultra Premium Oilfield Services, Ltd. (Ultra), certain assets of Fishing Tools Specialty, L.P. (FTS). Ultra’s primary business involves the provision of patented premium connections, accessories, and related oilfield services supporting the Ultra premium connection product line. Ultra connections are utilized in harsh conditions encountered in deepwater wells, deep onshore gas wells and horizontal and directional drilling where high tolerance to tension, compression, temperature and pressure is required.

Economic and Industry-Wide Factors that Affect our Business
Demand for Our Products
     Over 90% of our revenues were derived from the sale of OCTG in the quarters and six months ended June 30, 2006 and 2005, respectively. Therefore, our revenue is directly dependent on the demand for OCTG, which is highly cyclical in nature. There are a number of factors that we monitor to assist us in estimating the future demand for our OCTG products. Demand for our OCTG products is dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The level of drilling activity is, among other things, dependent on the current and anticipated supply and demand for oil and natural gas. Oil and natural gas prices are volatile and can have a substantial effect upon drilling levels and resulting demand for our energy-related products. Shipments by domestic producers of OCTG products may also be positively or negatively affected by the amount of inventory held by producers, distributors and end-users, as well as by imports of OCTG products.
     The average number of oil and gas drilling rigs operating in the United States (rig count), domestic shipments of OCTG products (excluding exports), OCTG imports and inventories for the quarters and six months ended June 30, 2006 and 2005, were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Average natural gas price per mcf	$6.79	$6.73	$7.88	$6.50

Average U.S. rig count	1,635	1,339	1,578	1,311

Domestic OCTG shipments	0.8	0.7	1.5	1.3
(millions of tons)

OCTG imports	0.5	0.5	1.0	0.8
(millions of tons)

OCTG inventories			2.1	1.9
(millions of tons at period-end)

Inventory tons per rig			1,279	1,387
(at period-end)
     Source: Baker Hughes, Preston Pipe and Tube Report, New York Mercantile Exchange, and Company estimates
     Expectations by end-users for continued historically strong natural gas prices in the second quarter led to increased drilling activity and continued strong demand for our products. Based upon current settlement prices for natural gas futures, economists’ forecasts of real GDP growth in 2006, as well as other factors, we estimate the rig count will average 1,640 in 2006. The rig count as of August 4, 2006, was 1,705.
     The amount of OCTG inventory in the United States marketplace also affects demand for our products. U.S. end-users obtain OCTG from domestic and foreign tubular producers and from draw-downs of inventory from the end-user, distributor or tubular producers. While the absolute levels of OCTG inventories at June 30, 2006, increased 10.5% over June 30, 2005, to 2.1 million tons, the amount of inventory tons per rig decreased by 7.8% to 1,279, which we believe represents a reasonable level of inventory relative to active rigs. Therefore, we believe that current OCTG inventory levels in the marketplace will not have a significant detrimental effect on our 2006 shipments assuming our estimate of 2006 drilling levels.

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
     According to published industry reports, imports of OCTG products in the first half of 2006 comprised an estimated 40% of total domestic OCTG supply, compared to 36% in the first half of 2005.
     Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from Argentina, Italy, Japan, Korea and Mexico in response to antidumping and countervailing duty cases filed by several U.S. companies. These duties are subject to sunset reviews that began in June 2006. We expect that the International Trade Commission (ITC) will make final rulings on these cases by the second quarter of 2007. We cannot predict the outcome of these rulings or any other future actions regarding other import duties or other trade restrictions on imports of OCTG and line pipe products. We expect to continue to experience high levels of competition from imports.
Costs of Our Products
     As a manufacturer of tubular steel products, the costs of our products include steel raw material costs, direct and indirect labor, energy costs and other direct and indirect manufacturing costs. The primary raw material used in our seamless operations is steel scrap, which in the first half of 2006 represented approximately 25% of cost of products sold for our seamless products. At our welded facility, purchased steel coil is the primary raw material, which represented approximately 72% of cost of products sold for our welded products in the first half of 2006. As a result, the steel industry, which is highly cyclical and volatile in nature, can affect our costs both positively and negatively. Various factors, most of which are beyond our control, affect the price of steel scrap and coils. These factors include:
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
     Based upon our view of the factors that impact the price of steel scrap and coils, we believe our 2006 steel scrap costs, on average, will be 10% to 15% above the average of 2005, while coil costs will approximate the average of 2005.
     There can be no assurance that raw material supply will be consistently available to meet our customer demand. Also, a decline in demand for our product may result in lower selling prices which could result in an inability to fully recover our inventory cost.

Results of Operations — Second Quarter 2006 Compared to Second Quarter 2005
Net Sales

	Three Months Ended		Change
	June 30		2006 vs. 2005
	2006	2005	Amount	%
Net sales (in thousands)
Seamless products	$130,414	$106,679	$23,735	22.2
Welded products	61,934	61,144	790	1.3

	$192,348	$167,823	$24,525	14.6

Revenue per ton (tubular)
Seamless products	$1,674	$1,659	$15	0.9
Welded products	$1,087	$1,071	$16	1.5

Tubular tons shipped
Seamless products	75,600	63,700	11,900	18.7
Welded products	57,000	57,100	(100)	(0.2)

	132,600	120,800	11,800	9.8

Average rig count	1,635	1,339	296	22.1
     The increase in net sales in 2006 of 14.6% over 2005 was primarily attributable to an increase in tons shipped for our seamless tubular products. Average revenue per ton for seamless tubular products was relatively unchanged compared to the second quarter of 2005. The increase in shipments of seamless tubular products was primarily due to the increase in demand for alloy grade tubular products as evidenced by the 22.1% increase in the average rig count from 2005 to 2006. Over 90% of our seamless tubular product sales are alloy grade. Shipments and revenue per ton for our welded tubular products were relatively unchanged due to increased imports of carbon grade products compared to the prior year. The majority of our welded tubular product sales were carbon grade for the periods presented.
Gross Profit

	Three Months Ended		Change
	June 30		2006 vs. 2005
($ in thousands)	2006	2005	Amount	%
Gross profit	$56,426	$45,796	$10,630	23.2

Gross profit %	29.3	27.3	2.0
     Gross profit improved in 2006 primarily as a result of increases in prices, partially offset by higher steel raw material costs. Gross profit percentage increased due to higher pricing and improved efficiencies in our manufacturing operations.

Selling, General and Administrative Expenses

	Three Months Ended		Change
	June 30		2006 vs. 2005
($ in thousands)	2006	2005	Amount	%

Selling, general and administrative	$6,837	$5,763	$1,074	18.64
     Selling, general and administrative expenses in 2006 increased compared to 2005 due to increases in stock-based compensation, bonus expense and expenses related to our information systems upgrade project. Selling, general and administrative expenses increased as a percentage of net sales to 3.6% in 2006 from 3.4% in 2005.
Investment Income, Interest Expense, Other, Net
     Our investment income was $2.1 million in 2006, compared to $0.4 million in 2005. Investment income increased in 2006 over 2005 as a result of increases in average invested cash balance and interest rates.
     Interest expense in 2006 and 2005 consists primarily of amortization of deferred financing costs and unused commitment and letter of credit fees.
Income Taxes
     Income tax expense for 2006 was computed at a combined federal and state effective tax rate of approximately 38.0%, compared to a 15.0% rate for 2005. The combined effective rates reflect management’s estimate of the rate for the full year and are based upon annual pre-tax earnings estimates, including the utilization of net operating loss carryforwards in 2005. In addition, the 2005 effective rate was reduced to 7.6% as a result of the reversal of $3.0 million of valuation allowances related to deferred tax assets which reverse in years after December 31, 2005.

Results of Operations — First Half 2006 Compared to First Half 2005
Net Sales

	Six Months Ended		Change
	June 30		2006 vs. 2005
	2006	2005	Amount	%
Net sales (in thousands)
Seamless products	$262,869	$185,831	$77,038	41.46
Welded products	119,937	121,016	(1,079)	(0.89)

	$382,806	$306,847	$75,959	24.75

Revenue per ton (tubular)
Seamless products	$1,702	$1,572	$130	8.27
Welded products	$1,066	$1,073	$(7)	(0.65)

Tubular tons shipped
Seamless products	150,900	116,700	34,200	29.31
Welded products	112,500	112,800	(300)	(0.27)

	263,400	229,500	33,900	14.77

Average rig count	1,578	1,311	267	20.37
     The increase in net sales in 2006 of 24.8% over 2005 was primarily attributable to an increase in tons shipped for our seamless tubular products. The increase in shipments and average revenue per ton for seamless tubular products was primarily due to the increase in demand for alloy grade tubular products as evidenced by the 20.4% increase in the average rig count from 2005 to 2006. Over 90% of our seamless tubular product sales are alloy grade. Shipments and revenue per ton for our welded tubular products remained relatively unchanged due to increased imports of carbon grade products compared to the prior year. The majority of our welded tubular product sales are carbon grade.
Gross Profit

	Six Months Ended		Change
	June 30		2006 vs. 2005
($ in thousands)	2006	2005	Amount	%
Gross profit	$116,215	$74,259	$41,956	56.50

Gross profit %	30.4	24.2	6.2
     Gross profit improved in 2006 primarily as a result of increases in prices, partially offset by higher steel raw material costs. Gross profit percentage increased due to increased pricing and a greater mix of shipments of high value-added alloy grade products.

Selling General and Administrative Expenses

	Six Months Ended		Change
	June 30		2006 vs. 2005
($ in thousands)	2006	2005	Amount	%

Selling, general and administrative	$12,678	$11,636	$1,042	8.95
     Selling, general and administrative expenses in 2006 increased compared to 2005 due to increases in stock-based compensation, bonus expense and expenses related to our information systems upgrade project. Selling, general and administrative expense decreased as a percentage of net sales to 3.3% in 2006 from 3.8% in 2005.
Investment Income, Interest Expense, Other, Net
     Our investment income was $3.9 million in 2006 compared to $0.6 million in 2005. Investment income increased in 2006 over 2005 as a result of increases in average invested cash balance and interest rates.
     Interest expense in 2006 and 2005 consists primarily of amortization of deferred financing costs and unused commitment and letter of credit fees.
Income Taxes
     Income tax expense for 2006 was computed at a combined federal and state effective tax rate of approximately 38.0% compared to a 15.0% rate for 2005. The combined effective rates reflect management’s estimate of the rate for the full year and are based upon annual pre-tax earnings estimates, including the utilization of net operating loss carryforwards in 2005. In addition, the 2005 effective rate was impacted by the reversal of $3.0 million of valuation allowances related to deferred tax assets which reverse in years after December 31, 2005.
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
Working Capital
     Working capital at June 30, 2006, was $326.0 million, an increase of $58.5 million from the $267.5 million at December 31, 2005, and the ratio of current assets to current liabilities at June 30, 2006, was 4.8 to 1 compared to 3.9 to 1 at December 31, 2005. Increases in our cash and equivalents balances and accounts receivable accounted for $49.6 million of the increase in working capital since the beginning of 2006. There were no borrowings on our revolving credit facility at June 30, 2006.

Operating Cash Flows
     Cash provided by operating activities in 2006 was $44.7 million. We had operating income of $103.5 million, which included depreciation and amortization charges of $2.9 million. Operating cash flows supported a $25.3 million net increase in our operating assets and liabilities. Major components of the changes in our operating assets and liabilities included an $18.2 million increase in accounts receivable, a decrease of $9.0 million in accrued income taxes, an increase in other current assets of $2.7 million, and a decrease in accrued liabilities of $3.3 million, partially offset by a decrease in inventories of $2.2 million and an increase in accounts payable of $6.9 million. The increase in our accounts receivable balance was primarily the result of increased shipments.
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
Investing Cash Flows
     Cash flows used in investing activities were $13.9 million in 2006, of which $13.3 million pertained to the purchase of machinery and equipment, as well as computer software. Cash flows used in investing activities were $12.5 million in 2005 and were related to the purchase of equipment of $2.5 million and short-term investments of $10.4 million, net of $0.4 million of proceeds from the sale of assets held for sale.
     Our capital spending for the year 2006 is estimated to be $92.0 million. Our spending plan for 2006 consists of numerous projects which should enhance our manufacturing reliability, reduce costs and improve our information and financial reporting systems. Approximately $36.0 million of these expenditures pertain to capital projects totaling approximately $98.0 million to be implemented over the next eighteen months to expand our seamless tube-making and our heat-treating capacities. The projects will broaden our seamless product size range to include 5-1/2 inch outside diameter and increase annual seamless tubular capacity from approximately 266,000 tons to approximately 319,000 tons. In addition, we plan to add a new quench and temper facility at our Baytown, Texas, location which will increase our total annual heat-treat capacity from approximately 280,000 tons to 360,000 tons. Upon completion, which is expected to be January 2008, these projects are expected to have a combined payback of approximately two years, assuming current market conditions. The timing of completion of these capital projects is dependent upon our ability to adequately staff the projects and the ability of our suppliers to meet our timing requirements. We anticipate funding our capital expenditures from available cash on hand and cash flows from operations.
Financing Cash Flows
     Proceeds from the exercise of stock options provided $0.7 million and $4.5 million of cash flows in 2006 and 2005, respectively.
Contractual Obligations and Other Cash Requirements
     We have a $50.0 million revolving credit facility that expires in March 2007. As of June 30, 2006, we had no loans outstanding under the revolving credit facility. We had $1.9 million of letters of credit outstanding under the revolving credit facility and approximately $48.1 million in borrowing availability at June 30, 2006. The facility is secured by a first priority lien on substantially all of our inventories, accounts receivable and property, plant and equipment.
     There have been no material changes to the contractual obligations disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2005. We did not enter into any material off-balance sheet arrangements during the six months ended June 30, 2006.

Acquisition
     On July 21, 2006, through a new wholly-owned subsidiary named Ultra Premium Oilfield Services, Ltd. (Ultra), we entered into an asset purchase agreement with Fishing Tools Specialty, L.P., a Texas limited partnership (FTS), and Wayne D. Gilliam, Jr. (Gilliam). Under the terms of the asset purchase agreement, we purchased from FTS substantially all the assets of FTS used in its premium connection business and assumed certain liabilities for an aggregate purchase price of $120.9 million in cash plus transaction costs, with the cash consideration subject to adjustment as described below. The acquisition of FTS was funded from existing cash balances.
     The asset purchase agreement includes customary representations, warranties, covenants and mutual indemnification obligations, including an escrow for the benefit of us of $5.0 million for an eighteen-month period after the closing of the acquisition to satisfy any indemnification obligations that may arise. The asset purchase agreement provides that the purchase price will be subject to post-closing adjustment based on net working capital.
     We are in the process of estimating the allocation of the purchase price to assets acquired and liabilities assumed. This estimation is expected to be completed during the third quarter of 2006.
Amendment to Revolving Credit Facility
     On July 19, 2006, we entered into a fifth amendment to our revolving credit facility. Pursuant to the amendment, our lenders consented to the acquisition of FTS. Also, Ultra has joined the revolving credit facility as a borrower and granted a security interest in its personal property. We will have to satisfy certain conditions before Ultra’s collateral can be considered in the calculation of availability under the facility. The fifth amendment also increases the limit on our capital expenditures to $200 million for the period from July 1, 2006, through December 31, 2007.
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
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that other than the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), there have been no significant changes during the six months ended June 30, 2006, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.
RECENTLY ISSUED ACCOUNTING STANDARDS
     In July, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FASB Statement No. 109 (SFAS 109). This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We intend to adopt FIN 48 effective January 1, 2007, and are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

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
     Purchased steel, in the form of hot-rolled coils and steel scrap, represents the largest portion of our cost of goods sold. The price and availability of steel coils and scrap that we use in our manufacturing processes are highly competitive and volatile. Various factors, most of which are beyond our control, affect the supply and price of steel coils and scrap. In order to ensure a portion of our expected steel coil needs for 2006, we entered into a fixed volume and base price contract with our major supplier for a portion of our estimated requirements. Changes in steel coil and scrap costs have had a significant impact on our earnings and we expect that future changes will continue to significantly impact our earnings. Reference is made to “Overview-Economic and Industry-Wide Factors that Affect our Business—Costs of Our Products” included in Item 2 for additional comments regarding steel costs.
     We are exposed to market risk for changes in interest rates for borrowings under our revolving credit facility. Borrowings under the revolving credit facility bear interest at variable rates and the fair value of the borrowings are not significantly affected by changes in market interest rates. As of June 30, 2006, we had no borrowings outstanding under our revolving credit facility.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to workers’ compensation, health care and product liability coverage, each of which is self-insured to certain levels, as well as commercial and other matters. Reference is made to “Environmental” in Note 7 to our unaudited consolidated financial statements included in Part I, concerning certain proceedings we are involved in with the EPA. Based upon evaluation of available information, we do not believe that any such matters will have, individually or in the aggregate, a material adverse effect upon our consolidated statements of income, financial position, or cash flows.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	On October 21, 2005, our Board of Directors approved a share repurchase program for up to 2.25 million shares of our common stock. Repurchases may be made by us from time to time in open market purchases or through privately negotiated transactions through December 31, 2006. There were no shares repurchased under this program during the quarter ended June 30, 2006. As of June 30, 2006, the maximum number of shares remaining to be purchased under this program is 2,124,600.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our 2006 annual meeting of shareholders was held on May 10, 2006. The following table lists the proposals voted on and the results of that vote:

Proposal	For	Withheld
Election of six directors:
Clifford R. Borland	18,408,130	938,178
David A. B. Brown	18,651,110	695,198
Patrick J. B. Donnelly	18,416,100	930,208
George A. Helland, Jr.	18,819,771	526,537
René J. Robichaud	18,422,030	924,278
John F. Schwarz	18,819,815	526,493

	For	Against	Abstain
Ratify the appointment of the Company’s independent registered public accounting firm	19,038,569	303,674	4,065
ITEM 6. EXHIBITS
(a)	Exhibits — Reference is made to the Index to Exhibits, which is included herein as part of this report

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NS GROUP, INC.
Date: August 8, 2006	By:	/s/ René J. Robichaud
René J. Robichaud, President and
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2006	By:	/s/ Thomas J. Depenbrock
Thomas J. Depenbrock, Vice President — Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2006	By:	/s/ Gerard J. Brinkman
Gerard J. Brinkman
Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description

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

4.1
Rights Agreement dated November 17, 1998, between the Company and Registrar and Transfer Company, filed as Exhibit 1 to the Company’s Form 8-K dated November 5, 1998, File No. 1-9838, and incorporated herein by this reference.

10.1	Form of NS Group, Inc. Equity Plan Incentive Stock Agreement, filed herewith.

10.2	Form of NS Group, Inc. Equity Plan Nonqualified Stock Option Agreement, filed herewith.

10.3	Form of NS Group, Inc. Non-Employee Director Equity Plan Nonqualified Stock Option Agreement, filed herewith.

10.4	Form of NS Group, Inc. Non-Equity Plan Performance Units Agreement, filed herewith.

10.5	Form of NS Group, Inc. Non-Employee Director Equity Plan Restricted Shares Agreement, filed herewith.

10.6	Form of NS Group, Inc. Equity Plan Restricted Shares Agreement, filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b), furnished herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b), furnished herewith.