Form 10-Q
period 2006-09-30
NS GROUP INC
filed 2006-11-08
CIK 745026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 27, 2006, there were 22,671,426 shares outstanding of the Company’s common stock.

NS GROUP, INC.
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$184,061	$139,863	$566,867	$446,710
Cost of products sold	138,354	99,878	404,945	332,466

Gross profit	45,707	39,985	161,922	114,244

Selling, general and administrative expenses	10,726	4,730	23,404	16,366

Operating income	34,981	35,255	138,518	97,878

Investment income	1,280	892	5,142	1,538
Interest expense	(142)	(142)	(428)	(477)
Other, net	88	175	265	246

Income before income taxes	36,207	36,180	143,497	99,185
Provision for income taxes	13,759	5,424	54,529	11,875

Net income	$22,448	$30,756	$88,968	$87,310

Earnings per common share:
Basic	$1.00	$1.37	$3.96	$3.92
Diluted	$0.99	$1.35	$3.94	$3.86

Weighted average shares outstanding:
Basic	22,498	22,434	22,468	22,252
Diluted	22,610	22,707	22,576	22,614
See accompanying notes to the condensed consolidated financial statements.

NS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,982	$145,124
Accounts receivable, less allowances of $1,666 and $1,563, respectively	74,615	59,658
Inventories	171,648	136,635
Operating supplies and prepaid expenses	13,493	11,534
Prepaid income taxes	8,430	—
Deferred income taxes	8,332	7,885

Total current assets	353,500	360,836
Property, plant and equipment, net	79,970	48,515
Goodwill	4,559	—
Intangibles, net	69,658	—
Other noncurrent assets	4,453	4,611

Total assets	$512,140	$413,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,974	$41,385
Accrued liabilities and other	25,493	23,973
Accrued income taxes	6,231	10,563
Deferred revenue	14,060	17,407
Current portion of long-term debt	—	36

Total current liabilities	96,758	93,364
Long-term debt	—	375
Deferred income taxes	3,418	1,770
Other long-term liabilities	11,456	10,610

Total liabilities	111,632	106,119

Shareholders’ equity:
Preferred stock, no par value, 2,000 shares authorized, none issued	—	—
Common stock, no par value, 40,000 shares authorized, 25,283 and 25,129 shares issued, respectively	296,363	293,372
Treasury stock, at cost, 2,612 and 2,709 shares, respectively	(25,666)	(26,413)
Accumulated other comprehensive income	28	29
Retained earnings	129,783	40,855

Total shareholders’ equity	400,508	307,843

Total liabilities and shareholders’ equity	$512,140	$413,962

See accompanying notes to the condensed consolidated financial statements.

NS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS — OPERATING ACTIVITIES
Net income	$88,968	$87,310
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4,549	4,065
Amortization of intangible assets	942	—
Stock-based compensation	1,944	314
Deferred income taxes	1,201	(3,000)
Amortization of deferred finance costs	218	217
Changes in operating assets and liabilities, excluding acquired items:
Accounts receivable, net	(2,991)	(10,390)
Inventories	(2,133)	268
Other current assets	(1,959)	(1,581)
Accounts payable	4,583	(2,996)
Accrued liabilities	1,906	(907)
Deferred revenue	(6,510)	5,156
Income taxes payable	(13,718)	10,432
Other, net	955	8

Net cash flows provided by operating activities	77,955	88,896

CASH FLOWS — INVESTING ACTIVITIES
Purchases of property, plant and equipment	(24,002)	(6,077)
Acquisition of business	(123,439)	—
Purchases of short-term investments	—	(10,933)
Maturity of short-term investments	—	4,946
Proceeds from sales of assets held for sale	—	955

Net cash flows used by investing activities	(147,441)	(11,109)

CASH FLOWS — FINANCING ACTIVITIES
Repayments of long-term debt	(411)	(30)
Proceeds from option exercises	1,001	6,339
Tax benefit from stock-based compensation	956	—
Additions to cost of treasury shares	(202)	(104)

Net cash flows provided by financing activities	1,344	6,205

Increase (decrease) in cash and cash equivalents	(68,142)	83,992
Cash and cash equivalents at beginning of period	145,124	30,944

Cash and cash equivalents at end of period	$76,982	$114,936

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6	$7
Cash paid during the period for income taxes	$64,792	$3,975
See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The condensed consolidated financial statements include the accounts of NS Group, Inc. and its wholly-owned subsidiaries (collectively referred to as the Company). The subsidiaries are Koppel Steel Corporation (Koppel), Newport Steel Corporation (Newport), Erlanger Tubular Corporation (Erlanger), Ultra Premium Oilfield Services, Ltd. (Ultra) and Northern Kentucky Management, Inc. All significant intercompany balances and transactions have been eliminated.
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
Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first nine months of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 4 to the Consolidated Condensed Financial Statements for a further discussion of stock-based compensation.

Goodwill and Other Intangible Assets
     This accounting policy was adopted in the third quarter of 2006 as a result of the acquisition described in Note 3.
     In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company does not amortize goodwill and intangible assets with indefinite useful lives, but instead will test for impairment at least annually, or more frequently if events and circumstances warrant. The Company will evaluate goodwill and intangible assets with an indefinite life for impairment by comparing the fair value of a reporting unit to its carrying value. To determine fair values in the current year evaluation, the Company will use the income approach under which it calculates fair value based on the estimated discounted future cash flows. Company cash flow assumptions will be based on historical and forecasted revenue, operating costs, and other relevant factors.
     SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Recently Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FASB Statement No. 109 (SFAS 109). This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company intends to adopt FIN 48 effective January 1, 2007, and is in the process of determining the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of this pronouncement on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement would require a company to (a) fully recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company as of December 31, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect of this pronouncement on its consolidated financial statements.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006, or December 31, 2006, for the Company. The Company is currently evaluating the impact of its adoption on the consolidated financial statements.
Note 2: PENDING MERGER
     The Company entered into a definitive agreement and plan of merger, dated as of September 10, 2006 (the Merger Agreement), among the Company, IPSCO Inc. (IPSCO) and PI Acquisition Company (PI Acquisition), which provides for the merger of PI Acquisition, a wholly-owned subsidiary of IPSCO, with and into NS Group, with NS Group continuing as the surviving corporation, and the conversion of each outstanding share of common stock of NS Group (other than shares held by NS Group, IPSCO, PI Acquisition or any of their direct or indirect wholly-owned subsidiaries and shares held by shareholders who validly perfect their dissenters’ rights under Kentucky law) into the right to receive $66 in cash. The transaction is subject to approval by the holders of a majority of the outstanding shares of Company common stock, the receipt of regulatory approvals, and other customary closing conditions. The transaction is not conditioned on financing and is expected to close in the fourth quarter of 2006 (see Note 10).
Note 3: ACQUISITION
     On July 21, 2006, the Company, through a new wholly-owned subsidiary, Ultra Premium Oilfield Services, Ltd. (Ultra), entered into an asset purchase agreement with Fishing Tools Specialty, L.P., a Texas limited partnership (FTS), and Wayne D. Gilliam, Jr. (Gilliam). Under the terms of the asset purchase agreement, the Company purchased substantially all the assets of FTS used in its premium connection business for apurchase price of $120.9 million and $2.5 million of related transaction costs. The cash consideration is subject to adjustment as described below and was funded from existing cash balances.
     Ultra’s primary business involves the provision of patented premium connections and related oilfield products supporting the Ultra premium connection product line. Ultra premium connections are recognized for their performance in harsh conditions encountered in horizontal and directional drilling, deep onshore gas wells and deepwater wells where high tolerance to tension, compression, temperature and pressure is required. The purchase of Ultra furthers the Company’s objective to expand its product breadth for its distributor and end-user customers in order to service the growing unconventional and challenging drilling environments where premium connections are essential.
     The asset purchase agreement includes customary representations, warranties, covenants and mutual indemnification obligations, including an escrow for the benefit of the Company of $5.0 million for an eighteen-month period after the closing of the acquisition to satisfy any indemnification obligations that may arise. The asset purchase agreement provides that the purchase price will be subject to post-closing adjustment based on changes in net working capital.

     The acquisition of FTS was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), with the Company being treated as the acquirer. The results of FTS’ operations have been included in the consolidated financial statements of the Company since the date of acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company’s preliminary allocation of the purchase price is subject to change for contractual items including, but not limited to, those discussed in the previous paragraph. Of the $70.6 million of acquired intangible assets, $64.4 million was assigned to patents, customer relationships and license agreements which have amortization periods ranging from 5 to 15 years, and $6.2 million was assigned to a trade name that is not subject to amortization.

(in thousands)

Current assets	$44,845
Property, plant and equipment	10,817
Intangible assets	70,600
Goodwill	4,559

Total assets acquired	130,821
Current liabilities assumed	(7,382)

Net assets acquired	$123,439

     The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred on the first day of each of the respective periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Net sales	$188,896	$149,906	$602,850	$479,445

Net income	$21,821	$29,256	$89,742	$86,691

Earnings per common share:
Basic	$0.97	$1.30	$3.99	$3.90
Diluted	$0.97	$1.29	$3.98	$3.83
     The pro forma results have been prepared for informational purposes only and include adjustments to depreciation expense of acquired plant and equipment, amortization of intangible assets other than goodwill, elimination of intercompany sales and certain other adjustments, together with related income tax effects of such adjustments. These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchase been made as of the beginning of the periods presented or of the results of operations that may occur in the future.
Note 4: STOCK-BASED COMPENSATION
     The Company has stock-based employee compensation plans as described below. Compensation expense recorded for these plans was $1.1 million and $1.9 million for the three months and nine months ended September 30, 2006, respectively. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB 25.
     Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the three months and nine months ended September 30, 2006, included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. The Company estimated the forfeiture rate for the nine months ended September 30, 2006, based on its historical experience during the preceding four years.
     As a result of adopting SFAS 123R, income before income taxes for the three and nine months ended September 30, 2006, was $0.5 million and $0.9 million lower, respectively, and net income for the three and nine months ended September 30, 2006, was $0.3 million and $0.5 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months and nine months ended September 30, 2006, was $0.02. As a result of the adoption of SFAS 123R, the $0.6 million balance of unearned compensation recorded in shareholders’ equity as of January 1, 2006, was reclassified to common stock. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.
     If the Company had accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” net income and diluted earnings per common share for the three months and nine months ended September 30, 2005, would have been as follows:

(In thousands, except per share amounts)	Three Months	Nine Months
Net income — as reported	$30,756	$87,310
Add: Stock-based employee compensation included in reported net income, net of related tax effects	62	139
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(197)	(543)

Net income — pro forma	$30,621	$86,906

Diluted earnings per common share — as reported	$1.35	$3.86
Effect of stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	—	(0.02)

Diluted earnings per common share — pro forma	$1.35	$3.84

     The Company has stock-based compensation plans under which non-employee directors and certain employees may receive incentive and non-qualified stock options and other equity-based awards. Stock options are granted at fair market value on the date of grant, have a term of ten years and become exercisable ratably over a three year period beginning one year after the grant date. Grants of restricted stock have been made with three and five year cliff vesting and three year ratable vesting from the date of grant. The value is based on the market value of the Company’s stock at the date of grant and is amortized on a straight-line basis over the applicable vesting period.

     The fair values of the options granted in 2006 and 2005 were determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005
Dividend yield	None	None
Volatility	54%	65%
Risk-free interest rate	5.0%	4.0%
Expected life in years	5	6
     A summary of the Company’s stock option activity for the nine months ended September 30, 2006, is as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(in years)	Value (in thousands)
Outstanding, beginning of period	259,241	$14.44
Granted	126,415	53.54
Exercised	(90,304)	11.09
Forfeited/cancelled	(9,708)	28.47
Outstanding, end of period	285,644	32.32	8.0	$9,206

Options exercisable, end of period	103,664	$12.83	5.9	$5,361

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the nine months ended September 30, 2006, was $3.5 million.
     As of September 30, 2006, there was $3.6 million of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.7 years.
     Cash received from option exercises for the nine months ended September 30, 2006, was $1.0 million. The actual tax benefit realized for the tax deduction resulting from option exercises totaled $1.0 million for the nine months ended September 30, 2006.
     Nonvested restricted stock award activity for the nine months ended September 30, 2006, was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested, beginning of period	38,400	$19.48
Granted	154,272	53.70
Vested	(10,498)	12.10
Forfeited	(860)	28.39

Nonvested, end of period	181,314	48.98

     As of September 30, 2006, there was $7.8 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 3.3 years.
     Stock-based compensation expense related to stock options, restricted stock and restricted stock units for the nine months ended September 30, 2006, is included in the Condensed Consolidated Statements of Income as follows:

(In thousands)
Cost of products sold	$82
Selling, general and administrative expenses	$1,862
Income tax benefit	$734
Total stock-based compensation expense after income taxes	$1,210
Note 5: EARNINGS PER SHARE
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
Number of common shares outstanding at period-end	22,671	22,528	22,671	22,528
Effect of using weighted average common shares outstanding	(173)	(94)	(203)	(276)

Weighted average basic common shares outstanding	22,498	22,434	22,468	22,252

Dilutive effect of common stock options and nonvested restricted stock	112	273	108	362

Weighted average diluted common shares outstanding	22,610	22,707	22,576	22,614

Potentially issuable shares	296	301	287	450

Number of potentially issuable shares excluded from diluted common shares outstanding	278	—	134	—

Note 6: SEGMENT AND CONCENTRATIONS INFORMATION
     The Company operates in a single reportable segment, which it refers to as Energy Products and consists of (i) seamless and welded tubular goods and premium connections used primarily in oil and natural gas drilling and production operations (oil country tubular goods, or OCTG); and (ii) line pipe used in the transmission of oil, natural gas and other fluids. Energy Products reflect the aggregation of three business units which have similar economic characteristics and similar characteristics such as products and services, manufacturing processes, customers and distribution channels and is consistent with both internal management reporting and resource and budgetary allocations. Corporate general and administrative expenses are fully absorbed by the segment. Net sales by product category are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
Seamless	$113,472	$91,032	$376,341	$276,863
Welded	65,503	48,831	185,440	169,847
Premium connections	12,948	—	12,948	—
Intercompany eliminations	(7,862)	—	(7,862)	—

	$184,061	$139,863	$566,867	$446,710

Concentrations
     The Company’s operations are conducted principally in the United States. The Company grants trade credit to customers, the most significant of which are distributors serving the oil and natural gas exploration and production industries. Sales to the Company’s two largest customers accounted for 27% and 10% of net sales for the three months ended September 30, 2006. Sales to the Company’s three largest customers accounted for 20%, 14% and 11% of net sales for the three months ended September 30, 2005. Sales to the Company’s two largest customers accounted for 23% and 12% of net sales for the nine months ended September 30, 2006. Sales to the Company’s two largest customers accounted for 23% and 13% of net sales for the nine months ended September 30, 2005. The Company’s two largest customers in 2006 accounted for $22.7 million of the Company’s accounts receivable balances at September 30, 2006. The Company’s two largest customers in 2005 accounted for $20.4 million of the Company’s accounts receivable balances at December 31, 2005.
     The Company’s welded operations depend primarily on three suppliers for its steel coils with one supplier accounting for the majority of its purchases.
     If the Company would suffer the loss of a significant customer or supplier, the effect could result in reduced sales or a delay in manufacturing which could adversely affect operating results.
     As of September 30, 2006, approximately 84% of the Company’s 1,204 hourly employees are represented by the United Steelworkers of America. The collective bargaining agreements for Newport, Koppel, and Erlanger expire in April 2009, May 2010, and May 2011, respectively.
Note 7: INVENTORIES
     Inventories consist of the following:

	September 30,	December 31,
(In thousands)	2006	2005
Raw materials	$64,305	$33,970
Semi-finished and finished products	107,343	102,665

	$171,648	$136,635

Note 8: INTANGIBLE ASSETS
     The Company’s intangible assets associated with the FTS acquisition consisted of the following:

		Amortization
	September 30,	Period
(in thousands)	2006	(in years)
Indefinite-lived intangibles:
Tradename	$6,200	NA

Amortized intangibles:
Customer relationships	41,200	10
Patents	23,100	15
License agreements	100	5

	64,400
Less accumulated amortization	(942)

	63,458

Intangibles, net	$69,658

     Amortization expense for the intangible assets was $0.9 million from July 22, 2006, (the date of acquisition) to September 30, 2006. The anticipated annual amortization expense for these intangible assets is $2.4 million for 2006 and $5.7 million per year for the years 2007 through 2010.
Note 9: REVOLVING CREDIT FACILITY
     The Company has a revolving credit facility that provides up to $50.0 million under a borrowing formula that is based upon eligible inventory and accounts receivable, subject to certain reserves and satisfaction of certain conditions to each draw under the facility. Interest rates on the facility vary according to the amount of loans outstanding and range from the prime rate plus 1.00% to 1.75% with respect to domestic rate loans, and from LIBOR plus 2.50% to 3.25% with respect to LIBOR loans. The credit agreement contains financial and other covenants, including a minimum level of earnings, as defined in the agreement, and limitations on certain types of transactions, including the ability of the Company’s subsidiaries to declare and pay dividends. On July 19, 2006, the Company entered into a fifth amendment to its revolving credit facility. Pursuant to the amendment, the Company’s lenders consented to the acquisition of FTS. Also, Ultra has joined the revolving credit facility as a borrower and granted a security interest in its personal property. The Company will have to satisfy certain conditions before Ultra’s collateral can be considered in the calculation of availability under the facility. The fifth amendment also increases the limit on the Company’s capital expenditures to $200 million for the period from July 1, 2006, through December 31, 2007. At September 30, 2006, the Company was in compliance with the covenants of the revolving credit facility.
     At September 30, 2006, the Company had $2.1 million of letters of credit outstanding under the revolving credit facility and approximately $47.9 million in borrowing availability. The letters of credit are issued against the revolving credit facility as collateral for the Company’s self-insured workers compensation program. The facility is secured by a first priority lien on substantially all of the Company’s inventories, accounts receivable and property, plant and equipment and related intangibles.
     The revolving credit facility expires in March 2007.

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
     The Company had accrued liabilities of $5.0 million at both September 30, 2006, and December 31, 2005, for environmental remediation obligations. Based upon its evaluation of available information, management does not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon the Company’s consolidated statements of income, financial position, or cash flows. However, the Company cannot predict with certainty that new information or developments with respect to its environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated statements of income, financial position, or cash flows.

     As discussed in Note 2, the Company entered into a definitive Merger Agreement with IPSCO and PI Acquisition, whereby PI Acquisition will be merged with and into the Company and each outstanding share of the Company will be converted into the right to receive $66 per share in cash, subject to stockholder and regulatory approvals and other customary closing conditions. The transaction is expected to close in the fourth quarter of 2006. Completion of this merger will trigger the “change in control” provisions in severance agreements for the Company’s named executive officers providing for, among other things, a payment of 2.0 times each named executive’s annual salary and bonus (3.0 times for the Company’s president), as defined in the severance agreements, totaling $7.9 million (exclusive of any gross-up payments for excise tax). Completion of the merger will also trigger change in control provisions of the Company’s employee and director stock option plans whereby the vesting of stock options, restricted stock and restricted stock units is accelerated in connection with a change in control. Under certain circumstances that could result in the termination of the Merger Agreement, the Company would be required to pay a termination fee of $37.5 million to IPSCO. For the three and nine months ended September 30, 2006, the Company incurred approximately $1.0 million in costs and expenses related to the pending merger. These costs are included in selling, general and administrative expense in the Condensed Consolidated Statements of Income.
Other
     The Company has entered into a fixed volume and base price contract with its major supplier of steel coils for 2006 for a portion of its estimated raw material requirements.
Note 11: EMPLOYEE BENEFIT PLANS
     The following tables provide the components of the Company’s pension and postretirement health benefit costs:

	Three Months Ended September 30,
	Pension		Health
(In thousands)	2006	2005	2006	2005
Service cost	$95	$99	$5	$5
Interest cost	48	40	5	5
Recognized actuarial loss	3	1	—	—
Amortization of transition obligation	—	—	7	7

	$146	$140	$17	$17

	Nine Months Ended September 30,
	Pension		Health
(In thousands)	2006	2005	2006	2005
Service cost	$287	$298	$15	$16
Interest cost	143	120	15	15
Recognized actuarial loss	8	3	—	—
Amortization of transition obligation	—	—	21	21

	$438	$421	$51	$52

Note 12: PRODUCT WARRANTIES
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

     The following table identifies changes in warranty and product liability reserves for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
Balance, beginning of period	$1,961	$3,165	$1,833	$2,051
Accruals during the period	1,208	(58)	1,991	2,115
Settlements made during the period	(340)	(429)	(995)	(1,488)

Balance, end of period	$2,829	$2,678	$2,829	$2,678

     Included in the balances at September 30, 2006 and 2005, is $0.5 million of valuation accounts that are reported against accounts receivable balances in the consolidated balance sheets.
Note 13: SUBSEQUENT EVENT
     In October 2006, NS Group, its directors, IPSCO and PI Acquisition were named as defendants in a class action lawsuit filed in the Campbell Circuit Court of the Commonwealth of Kentucky. The plaintiff, Advantage Partners, a purported shareholder of the Company, has alleged, among other things, that the merger consideration to be paid to the shareholders of NS Group in the merger is unfair and inadequate, as a result of alleged breaches of fiduciary duty by NS Group and its directors. According to the complaint, NS Group’s directors agreed to an allegedly unfair and inadequate price and agreed to a termination fee, which is alleged to serve as a substantial deterrent to other prospective buyers, because of the directors’ interest in “quickly” signing the merger agreement in order to obtain allegedly “improper” personal benefits from the acceleration of various stock options and incentive plans and the indemnification provision of the merger agreement and, in the case of certain directors, salary continuation agreements. The complaint further alleges that the defendants breached an alleged duty of “full and fair disclosure” by failing to disclose certain allegedly material information regarding the negotiation of the merger agreement, including information relating to NS Group and its directors’ consideration of alternative transactions, additional information regarding the criteria that Raymond James utilized in certain aspects of its financial analysis, as well as the percentage of its fee that is contingent on consummation of the merger. The complaint alleges that IPSCO aided and abetted NS Group and its directors in the breaches of their duties to NS Group’s shareholders. The complaint seeks, among other relief, class certification of the lawsuit, compensatory and/or rescissory damages to the class, and an award of attorneys’ fees and expenses to the plaintiff. The NS Group defendants believe the complaint is without merit.

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
OVERVIEW
Our Products
     We are a domestic producer of seamless and welded tubular steel products and a provider of premium connections and related oilfield products to the energy industry. We conduct our business within a single reportable business segment. The primary geographic market for our products and services is the southwestern, western and Appalachian regions of the United States, as well as western regions of Canada. We also operate tubular finishing facilities in the southwest United States, where we can provide further finishing processes to our products.
     Our tubular products, commonly referred to as oil country tubular goods (OCTG), are used primarily in oil and natural gas drilling exploration and production operations. We also manufacture line pipe, which is used as gathering lines for the transmission of petrochemicals and hydrocarbons. Our products are manufactured and sold under three brands. Our Koppel brand is our seamless tubular product manufactured at our facility located near Koppel, Pennsylvania. Our Newport brand is our welded tubular product manufactured at our tubular facilities located near Newport, Kentucky. We also provide patented premium connections and related oilfield products supporting our Ultra premium connection product line. Ultra connections are utilized in harsh conditions encountered in deepwater wells, deep onshore gas wells and horizontal and directional drilling where high tolerance to tension, compression, temperature and pressure is required.
Recent Developments
Pending Merger
     We entered into a definitive agreement and plan of merger, dated as of September 10, 2006 (the Merger Agreement), among the Company, IPSCO Inc. (IPSCO) and PI Acquisition Company (PI Acquisition), which provides for the merger of PI Acquisition, a wholly-owned subsidiary of IPSCO, with and into NS Group, with NS Group continuing as the surviving corporation, and the conversion of each outstanding share of common stock of NS Group (other than shares held by NS Group, IPSCO, PI Acquisition or any of their direct or indirect wholly-owned subsidiaries and shares held by shareholders who validly perfect their dissenters’ rights under Kentucky law) into the right to receive $66 in cash. The transaction is subject to approval by the holders of a majority of the outstanding shares of Company common stock, the receipt of regulatory approvals, and other customary closing conditions. The transaction is not conditioned on financing and is expected to close in the fourth quarter of 2006.

Acquisition
     On July 21, 2006, Ultra Premium Oilfield Services, Ltd. (Ultra), a new wholly-owned subsidiary of the Company, entered into an asset purchase agreement with Fishing Tools Specialty, L.P., a Texas limited partnership (FTS), and Wayne D. Gilliam, Jr. (Gilliam). Under the terms of the asset purchase agreement, we purchased substantially all the assets of FTS used in its premium connection business and assumed certain liabilities for an aggregate purchase price of $123.4 million, consisting of $120.9 million in cash and $2.5 million of transaction costs. The cash consideration is subject to post-closing adjustment based on changes in net working capital and was funded from existing cash balances.
Economic and Industry-Wide Factors that Affect our Business
Demand for Our Products
     Over 90% of our revenues were derived from the sale of OCTG and related oilfield products in the quarters and nine months ended September 30, 2006 and 2005, respectively. Therefore, our revenue is directly dependent on the demand for OCTG, which is highly cyclical in nature. There are a number of factors that we monitor to assist us in estimating the future demand for our OCTG products. Demand for our OCTG products is dependent on the number and depth of oil and natural gas wells being drilled in the United States and globally. The primary indicators of demand for tubular products with premium connections are the number of rigs drilling to greater than 15,000 feet, the number of directional/horizontal wells being drilled and the number of rigs drilling in the Gulf of Mexico. The level of drilling activity is, among other things, dependent on the current and anticipated supply and demand for oil and natural gas. Oil and natural gas prices are volatile and can have a substantial effect upon drilling levels and resulting demand for our energy-related products. Shipments by domestic producers of OCTG products may also be positively or negatively affected by the amount of inventory held by producers, distributors and end-users, as well as by imports of OCTG products.
     The average number of oil and gas natural drilling rigs operating in the United States (rig count), domestic shipments of OCTG products (excluding exports), OCTG imports and inventories for the quarters and nine months ended September 30, 2006 and 2005, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Average natural gas price per mcf	$6.58	$8.49	$7.45	$7.16

Average total U.S. rig count	1,721	1,432	1,626	1,351

Average U.S. rig count over 15,000 feet(1)	211	196	208	188

Average directional/horizontal rig count(1)	697	539	657	507

Average Gulf of Mexico rigs under contract(1)	91	94	87	93

Domestic OCTG shipments (millions of tons)	0.7	0.7	2.2	2.1

OCTG imports (millions of tons)	0.5	0.5	1.5	1.2

OCTG inventories (millions of tons at period-end)			2.1	2.1

Inventory tons per rig (at period-end)			1,204	1,441
Source: Baker Hughes, Preston Pipe and Tube Report, New York Mercantile Exchange, Smith International, Inc. and Company estimates

(1)	Rig counts are subsets of average total U.S. rig counts.

     Despite declining natural gas prices during the third quarter of 2006, drilling activity remained at historically high levels, resulting in continued strong demand for our products. Premium connections join sections of well casing, production tubing and drill pipe used in various stages of drilling and production. The premium connection market is driven by the level of worldwide drilling activity, in particular by the number of rigs drilling to a target depth greater than 15,000 feet and also by offshore drilling. These depths require substantially more seamless tubular products with premium connections than shallower wells. The total U.S. rig count as of October 27, 2006, was 1,744.
     The amount of OCTG inventory in the United States marketplace also affects demand for our products. U.S. end-users obtain OCTG from domestic and foreign tubular producers and from draw-downs of inventory from the end-user, distributor or tubular producers. While the absolute level of OCTG inventories at September 30, 2006, was the same as September 30, 2005, the amount of inventory tons per rig decreased by 16.5% to 1,204, which we believe represents a reasonable level of inventory relative to active rigs.
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
     According to published industry reports, imports of OCTG products in the first nine months of 2006 comprised an estimated 41% of total domestic OCTG supply, compared to 37% in the first nine months of 2005.
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
Costs of Our Products
     As a manufacturer of tubular steel products, the costs of our products include steel raw material costs, direct and indirect labor, energy costs and other direct and indirect manufacturing costs. The primary raw material used in our seamless operations is steel scrap, which in the first nine months of 2006 represented approximately 25% of cost of products sold for our seamless products. At our welded facility, purchased steel coil is the primary raw material, which represented approximately 72% of cost of products sold for our welded products in the first nine months of 2006. As a result, the steel industry, which is highly cyclical and volatile in nature, can affect our costs both positively and negatively. Various factors, most of which are beyond our control, affect the price of steel scrap and coils. These factors include:
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

Results of Operations — Third Quarter 2006 Compared to Third Quarter 2005
Net Sales

	Three Months Ended		Change
	September 30,		2006 vs. 2005
	2006	2005	Amount	%
Net sales (in thousands)
Seamless products	$113,472	$91,032	$22,440	24.7
Welded products	65,503	48,831	16,672	34.1
Premium connections	12,948	—	12,948	—
Intercompany eliminations	(7,862)	—	(7,862)	—

	$184,061	$139,863	$44,198	31.6

Revenue per ton (tubular)
Seamless products	$1,690	$1,625	$65	4.0
Welded products	$1,091	$1,007	$84	8.3

Tubular tons shipped
Seamless products	65,500	55,600	9,900	17.8
Welded products	60,100	48,500	11,600	23.9
Intercompany eliminations	(4,700)	—	(4,700)	—

	120,900	104,100	16,800	16.1

Average U.S. rig count	1,721	1,432	289	20.2
     The increase in net sales in 2006 of 31.6% over 2005 was primarily attributable to a 16.1% increase in tons shipped of our tubular products as well as the addition of sales of premium connection products resulting from our acquisition of Ultra in July 2006. Average revenue per ton for our seamless and welded tubular products increased 4.0% and 8.3%, respectively, compared to the third quarter of 2005. The increase in shipments and average revenue per ton was primarily due to the increase in demand for tubular products as evidenced by the 20.2% increase in the average U.S. rig count from 2005 to 2006. Shipments and average revenue per ton for our welded tubular products were also positively impacted by an improved product mix of alloy grade product.
Gross Profit

	Three Months Ended		Change
	September 30,		2006 vs. 2005
($ in thousands)	2006	2005	Amount	%
Gross profit	$45,707	$39,985	$5,722	14.3

Gross profit %	24.8	28.6	(3.8)
     Gross profit improved in 2006 primarily as a result of increases in tons shipped and prices. Gross profit percentage decreased due to the negative impact of a $2.9 million non-recurring purchase accounting adjustment related to increasing inventories to fair value at the date of acquisition of Ultra. Gross profit was also negatively impacted by the elimination of gross margin on intercompany tubular product shipments to Ultra during the third quarter of 2006 which remained in inventory at the end of the quarter.

Selling, General and Administrative Expenses

	Three Months Ended		Change
	September 30,		2006 vs. 2005
($ in thousands)	2006	2005	Amount	%

Selling, general and administrative	$10,726	$4,730	$5,996	126.77
     Selling, general and administrative expenses in 2006 increased compared to 2005 due to increases in stock-based compensation, bonus expense, expenses related to our information systems upgrade project and additional expenses for the new Ultra business. In addition, approximately $1.4 million of expenses for legal, professional and accounting services related to the Ultra acquisition and the pending merger contributed to the increase. Selling, general and administrative expenses increased as a percentage of net sales to 5.8% in 2006 from 3.4% in 2005.
Investment Income, Interest Expense, Other, Net
     Our investment income was $1.3 million in 2006, compared to $0.9 million in 2005. Investment income increased in 2006 over 2005 as a result of increases in interest rates.
     Interest expense in 2006 and 2005 consists primarily of amortization of deferred financing costs and unused commitment and letter of credit fees.
Income Taxes
     Income tax expense for 2006 was computed at a combined federal and state effective tax rate of approximately 38.0%, compared to a 15.0% rate for 2005. The combined effective rates reflect management’s estimate of the rate for the full year and are based upon annual pre-tax earnings estimates, including the utilization of net operating loss carryforwards in 2005. Based upon this, we recorded a reduction in our deferred tax asset valuation allowance of $8.6 million for the three-month period ended September 30, 2005, through the effective tax rate.

Results of Operations — First Nine Months 2006 Compared to First Nine Months 2005
Net Sales

	Nine Months Ended		Change
	September 30,		2006 vs. 2005
	2006	2005	Amount	%
Net sales (in thousands)
Seamless products	$376,341	$276,863	$99,478	35.9
Welded products	185,440	169,847	15,593	9.2
Premium connections	12,948	—	12,948	—
Intercompany eliminations	(7,862)	—	(7,862)	—

	$566,867	$446,710	$120,157	26.9

Revenue per ton (tubular)
Seamless products	$1,699	$1,589	$110	6.9
Welded products	$1,075	$1,053	$22	2.1

Tubular tons shipped
Seamless products	216,400	172,300	44,100	25.6
Welded products	172,600	161,300	11,300	7.0
Intercompany eliminations	(4,700)	—	(4,700)	—

	384,300	333,600	50,700	15.2

Average U.S. rig count	1,626	1,351	275	20.4
     The increase in net sales in 2006 of 26.9% over 2005 was primarily attributable to a 15.2% increase in tons shipped of our tubular products as well as the addition of sales of premium connection products resulting from our acquisition of Ultra in July 2006. Average revenue per ton for our seamless and welded tubular products increased 6.9% and 2.1%, respectively, from 2005 to 2006. The increase in shipments and average revenue per ton was primarily due to the increase in demand for tubular products as evidenced by the 20.4% increase in the average U.S. rig count from 2005 to 2006. Shipments and average revenue per ton for our welded tubular products were also positively impacted by an improved product mix of alloy grade product.
Gross Profit

	Nine Months Ended		Change
	September 30,		2006 vs. 2005
($ in thousands)	2006	2005	Amount	%
Gross profit	$161,922	$114,244	$47,678	41.7

Gross profit %	28.6	25.6	3.0
     Gross profit improved in 2006 primarily as a result of increases in tons shipped and prices. Gross profit percentage increased due to increased pricing and a greater mix of shipments of high value-added alloy grade products, partially offset by the negative impact of a $2.9 million non-recurring purchase accounting adjustment related to increasing inventories to fair value at the date of acquisition of Ultra. Gross profit was also negatively impacted by the elimination of gross margin on intercompany tubular product shipments to Ultra during the third quarter of 2006 which remained in inventory at the end of the quarter.

Selling General and Administrative Expenses

	Nine Months Ended		Change
	September 30,		2006 vs. 2005
($ in thousands)	2006	2005	Amount	%

Selling, general and administrative	$23,404	$16,366	$7,038	43.0
     Selling, general and administrative expenses in 2006 increased compared to 2005 due to increases in stock-based compensation, bonus expense, expenses related to our information systems upgrade project and additional expenses for the new Ultra business. In addition, approximately $1.4 million of expenses for legal, professional and accounting services related to the Ultra acquisition and the pending merger contributed to the increase. Selling, general and administrative expense increased as a percentage of net sales to 4.1% in 2006 from 3.7% in 2005.
Investment Income, Interest Expense, Other, Net
     Our investment income was $5.1 million in 2006 compared to $1.5 million in 2005. Investment income increased in 2006 over 2005 as a result of increases in average invested cash balance and interest rates.
     Interest expense in 2006 and 2005 consists primarily of amortization of deferred financing costs and unused commitment and letter of credit fees.
Income Taxes
     Income tax expense for 2006 was computed at a combined federal and state effective tax rate of approximately 38.0% compared to a 15.0% rate for 2005. The combined effective rates reflect management’s estimate of the rate for the full year and are based upon annual pre-tax earnings estimates, including the utilization of net operating loss carryforwards in 2005. Based upon this, we recorded a reduction in our deferred tax asset valuation allowance of $23.3 million for the nine-month period ended September 30, 2005, through the effective tax rate. In addition, the 2005 effective rate was impacted by the reversal of $3.0 million of valuation allowances related to deferred tax assets which reverse in years after December 31, 2005.
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
Merger
     Completion of the merger previously discussed will trigger the “change in control” provisions in severance agreements for our named executive officers providing for, among other things, a payment of 2.0 times each named executive’s annual salary and bonus (3.0 times for our president), as defined in the severance agreements, totaling $7.9 million (exclusive of any gross-up payments for excise tax). Completion of the merger will also trigger change in control provisions of our employee and director stock option plans whereby the vesting of stock options, restricted stock and restricted stock units is accelerated in connection with a change in control. Under certain circumstances that could result in the termination of the Merger Agreement, we would be required to pay a termination fee of $37.5 million to IPSCO.

Working Capital
     Working capital at September 30, 2006, was $256.7 million, a decrease of $10.8 million from the $267.5 million at December 31, 2005, and the ratio of current assets to current liabilities at September 30, 2006, was 3.7 to 1 compared to 3.9 to 1 at December 31, 2005. The decrease in working capital from December 31, 2005, was primarily the result of utilizing $123.4 million in cash to acquire Ultra in July 2006. There were no borrowings on our revolving credit facility at September 30, 2006.
Operating Cash Flows
     Cash provided by operating activities in 2006 was $78.0 million. We had operating income of $138.5 million, which included depreciation and amortization charges of $5.5 million. Operating cash flows supported a $19.9 million use of cash for net changes in our operating assets and liabilities, excluding acquired items. Major components of the changes in our operating assets and liabilities included a $3.0 million increase in accounts receivable, an increase of $2.1 million in inventories, an increase in other current assets of $2.0 million, a decrease of $13.7 million in accrued income taxes and a decrease in deferred revenue of $6.5 million, partially offset by an increase in accounts payable of $4.6 million and an increase an accrued liabilities of $2.0 million. The increase in our accounts receivable, inventory and accounts payable were primarily attributable to the increase in business activity levels. Income taxes payable declined as a result of the timing of cash payments during the year for income taxes.
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
Investing Cash Flows
     Cash flows used in investing activities were $147.4 million in 2006, of which $123.4 million pertained to the acquisition of FTS and $24.0 million pertained to the purchase of machinery and equipment, as well as computer software. Cash flows used in investing activities were $11.1 million in 2005 and were related to the purchase of equipment of $6.1 million and short-term investments of $10.9 million, net of $4.9 million and $1.0 million of short-term investment maturities and proceeds from the sale of assets held for sale, respectively. We anticipate funding our capital expenditures from available cash on hand and cash flows from operations.
     Our capital spending for the fourth quarter of 2006 is expected to be approximately $23.5 million, however, the timing and nature of such spending is under review in light of the recently announced proposed merger.
Financing Cash Flows
     Proceeds from the exercise of stock options provided $1.0 million and $6.3 million of cash flows in 2006 and 2005, respectively.
Contractual Obligations and Other Cash Requirements
     We have a $50.0 million revolving credit facility that expires in March 2007. As of September 30, 2006, we had no loans outstanding under the revolving credit facility. We had $2.1 million of letters of credit outstanding under the revolving credit facility and approximately $47.9 million in borrowing availability at September 30, 2006. The facility is secured by a first priority lien on substantially all of our inventories, accounts receivable and property, plant and equipment.

     There have been no material changes to the contractual obligations disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2005. We did not enter into any material off-balance sheet arrangements during the nine months ended September 30, 2006.
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
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that other than the adoption of the policies described in Note 1 of Notes to Condensed Consolidated Financial Statements, there have been no significant changes during the nine months ended September 30, 2006, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.
RECENTLY ISSUED ACCOUNTING STANDARDS
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FASB Statement No. 109 (SFAS 109). This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We intend to adopt FIN 48 effective January 1, 2007, and are in the process of determining the effect, if any, the adoption of FIN 48 will have on our consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect of this pronouncement on our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement would require a company to (a) recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company as of December 31, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the effect of this pronouncement on our consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006, or December 31, 2006, for us. We are currently evaluating the impact of its adoption on our consolidated financial statements.
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
     We are exposed to market risk for changes in interest rates for borrowings under our revolving credit facility. Borrowings under the revolving credit facility bear interest at variable rates and the fair value of the borrowings are not significantly affected by changes in market interest rates. As of September 30, 2006, we had no borrowings outstanding under our revolving credit facility.
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
     Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted in the following paragraph.
     In July 2006, we completed our acquisition of FTS as more fully described in Note 3 to our Condensed Consolidated Financial Statements included in Part I of this report. As part of our ongoing integration activities, we are in the process of developing and incorporating controls and procedures related to these assets in our internal controls over financial reporting. Until such controls are more fully developed, we have implemented and are relying on compensating controls and have performed extensive reviews of our reported results. As with any acquisition, there are inherent risks in the timing, development and implementation of internal controls that could negatively impact us; however, we do not believe they will have a material impact on our financial statements.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     General
     We are subject to various claims, lawsuits and administrative proceedings arising in the ordinary course of business with respect to workers’ compensation, health care and product liability coverage, each of which is self-insured to certain levels, as well as commercial and other matters. Reference is made to “Environmental” in Note 10 to our unaudited consolidated financial statements included in Part I, concerning certain proceedings we are involved in with the EPA. Based upon evaluation of available information, we do not believe that any such matters will have, individually or in the aggregate, a material adverse effect upon our consolidated statements of income, financial position, or cash flows.
     Litigation Related to the Merger
     In October 2006, NS Group, its directors, IPSCO and PI Acquisition were named as defendants in a class action lawsuit filed in the Campbell Circuit Court of the Commonwealth of Kentucky. The plaintiff, Advantage Partners, a purported shareholder of the Company, has alleged, among other things, that the merger consideration to be paid to the shareholders of NS Group in the merger is unfair and inadequate, as a result of alleged breaches of fiduciary duty by NS Group and its directors. According to the complaint, NS Group’s directors agreed to an allegedly unfair and inadequate price and agreed to a termination fee, which is alleged to serve as a substantial deterrent to other prospective buyers, because of the directors’ interest in “quickly” signing the merger agreement in order to obtain allegedly “improper” personal benefits from the acceleration of various stock options and incentive plans and the indemnification provision of the merger agreement and, in the case of certain directors, salary continuation agreements. The complaint further alleges that the defendants breached an alleged duty of “full and fair disclosure” by failing to disclose certain allegedly material information regarding the negotiation of the merger agreement, including information relating to NS Group and its directors’ consideration of alternative transactions, additional information regarding the criteria that Raymond James utilized in certain aspects of its financial analysis, as well as the percentage of its fee that is contingent on consummation of the merger. The complaint alleges that IPSCO aided and abetted NS Group and its directors in the breaches of their duties to NS Group’s shareholders. The complaint seeks, among other relief, class certification of the lawsuit, compensatory and/or rescissory damages to the class, and an award of attorneys’ fees and expenses to the plaintiff. The NS Group defendants believe the complaint is without merit.

Item 1A.	Risk Factors
     Except as described below, there have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. You should carefully consider the risks identified therein, any of which could materially affect our business, financial condition or future results, as well as the following risk factors.
     Failure to complete the merger could negatively affect the stock price and the future business and financial results of our Company.
     On September 11, 2006, we announced that we had entered into a definitive merger agreement pursuant to which PI Acquisition, a wholly-owned subsidiary of IPSCO, will be merged with and into NS Group and each outstanding share of NS Group common stock (other than validly dissenting shares and shares owned by NS Group, IPSCO, PI Acquisition, and their subsidiaries and affiliates) will be converted into the right to receive $66 per share in cash. The transaction is subject to approval by the holders of a majority of the outstanding shares of NS Group common stock, the receipt of regulatory approvals and other customary closing conditions.

     In the event that the merger agreement is not adopted by NS Group’s shareholders or if the merger is not completed for any other reason, NS Group shareholders will not receive any payment for their shares of NS Group common stock. Instead, NS Group will remain a public company, its common stock will continue to be listed and traded on the New York Stock Exchange and NS Group shareholders will continue to be subject to the same risks and opportunities as they currently are with respect to their ownership of NS Group common stock. If the merger is not completed, there can be no assurance as to the effect of these risks and opportunities on the future value of NS Group common stock, including the risk that the market price of NS Group common stock may decline to the extent that the current market price of our stock reflects a market assumption that the merger will be completed. In addition, in such case, there can be no assurance that any other transaction acceptable to NS Group would be offered or that the business, prospects or results of operations of NS Group would not be adversely impacted.
     NS Group and IPSCO may terminate the merger agreement under certain circumstances. In specified circumstances, if the merger agreement is terminated before the effective time of the merger, NS Group has agreed to pay IPSCO a fee of $37.5 million.
     If we fail to successfully integrate the operations of Ultra, the combined company may not realize the potential benefits of the acquisition.
     The integration of Ultra may disrupt our operations and may not be completed in an efficient manner. If this integration effort is not successful, our results of operations could be negatively impacted. We expect to utilize common information and communication systems, operating procedures, financial controls, and human resources practices. We may encounter the following difficulties, costs, and delays involved in the continued integration of these operations, any of which could negatively impact our business and negatively impact our results of operations and financial condition:
•	failure to successfully manage relationships with customers, partners, and vendors;

•	difficulties in successfully integrating the management, sales force, and employees of Ultra;

•	challenges encountered in managing additional geographically dispersed operations;

•	loss of key management personnel and employees; and

•	diversion of the attention of management from other primary business matters.
     If we have to write off a significant amount of goodwill and other intangible assets, our earnings will be negatively affected.
     We have recorded goodwill and other intangible assets for our acquisition of FTS. Current accounting standards require a periodic review of goodwill for impairment in value and a non-cash charge against earnings if circumstances indicate that the carrying amount will not be recoverable. Events and conditions that could result in impairment include increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. A significant write-off of goodwill or intangible assets will negatively affect our operating income.

     We May Not Be Able To Adequately Protect Or Enforce Our Intellectual Property Rights, Which Could Harm Our Competitive Position.
     If we are not able to adequately protect or enforce the proprietary aspects of our technology, competitors could be able to access our proprietary technology and our business, results of operations and financial condition would likely be adversely affected. We currently attempt to protect our technology through a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and similar means. Despite our efforts, other parties may attempt to disclose, obtain or use our technologies or systems. Our competitors may also be able to independently develop products that are substantially equivalent or superior to our products or design around our patents. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. As a result, we may not be able to protect our proprietary rights adequately in the United States or abroad. The cost of addressing any intellectual property litigation claim, including legal fees and expenses, and the diversion of management’s attention and resources, regardless of whether the claim is valid, could be significant and could seriously harm our business, results of operations and financial condition. Any of these results could adversely affect our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	On October 21, 2005, our Board of Directors approved a share repurchase program for up to 2.25 million shares of our common stock. Repurchases may be made by us from time to time in open market purchases or through privately negotiated transactions through December 31, 2006. There were no shares repurchased under this program during the quarter ended September 30, 2006. As of September 30, 2006, the maximum number of shares remaining to be purchased under this program is 2,124,600.

The Merger Agreement prohibits us from buying back our common stock.

Item 6.	Exhibits
     Reference is made to the Index to Exhibits, which is included herein as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NS GROUP, INC.
Date: November 8, 2006	By:	/s/ René J. Robichaud
René J. Robichaud, President and
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2006	By:	/s/ Thomas J. Depenbrock
Thomas J. Depenbrock, Vice President —
Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2006	By:	/s/ Gerard J. Brinkman
Gerard J. Brinkman
Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description

2.1	Agreement and Plan of Merger, dated as of September 10, 2006, among NS Group, Inc., IPSCO Inc. and PI Acquisition Company, filed as Exhibit 2.1 to the Company’s Form 8-K dated September 11, 2006, File No. 1-9838, and incorporated herein by this reference.

3.1(a)	Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Form S-1 dated January 17, 1995, File No. 33-56637, and incorporated herein by this reference.

3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated November 4, 1998, filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2001, File No. 1-9838, and incorporated herein by this reference.

3.2	Amended and Restated By-Laws of the Company, dated July 30, 2003, filed as Exhibit 3.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2003, File No. 1-9838, and incorporated herein by this reference.

4.1	Rights Agreement dated November 17, 1998, between the Company and Registrar and Transfer Company, filed as Exhibit 1 to the Company’s Form 8-K dated November 5, 1998, File No. 1-9838, and incorporated herein by this reference.

4.1(a)	Amendment No. 1 to the 1998 Rights Agreement, dated as of September 10, 2006, between NS Group, Inc. and Registrar and Transfer Company, filed as Exhibit 4.1 to the Company’s Form 8-K dated September 11, 2006, File No. 1-9838, and incorporated herein by this reference.

12.1	Computation of Ratio of Earnings to Fixed Charges, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b), furnished herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b), furnished herewith.